Form 10KSB
GOLD BANC CORP INC
filed 1997-03-27
CIK 1015610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-KSB
                                  (Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  __________ to _________

     Commission file number 0-28936

                        GOLD BANC CORPORATION, INC.
             (Name of small business issuer in its charter)

         Kansas                                       48-1008593
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

     11301 Nall Avenue
     Leawood, Kansas                                     66211
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number:  (913) 451-8050

SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT:

                          Title of Each Class

                     Common Stock, $1.00 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES /X/  NO /_/

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_/

The issuer's revenues for its most recent fiscal year were $23.7 million.

The aggregate market value of the Common Stock, par value $1.00 per share, of the issuer held by non-affiliates of the issuer as of March 21, 1997 was $36.6 million.

The number of shares outstanding of the issuer's common stock, $1.00 par value, as of March 18, 1997 was 4,300,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 1997, are incorporated by reference into
Part III.

                                PART I

ITEM 1.        DESCRIPTION OF BUSINESS

               THE COMPANY AND SUBSIDIARIES

GOLD BANC CORPORATION, INC.

  Gold Banc Corporation, Inc. (the "Company") is a Kansas corporation organized on December 5, 1985 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Company, through its ownership of its banking subsidiaries (the "Banks"), is engaged in a general commercial banking business, and its primary source of earnings is derived from income generated by the Banks. As of December 31, 1996, the Company had total assets of $305 million, total loans of $203 million, total deposits of $256 million, and stockholders' equity of $30 million. The Company and the Banks employ 116 persons on a full-time equivalent basis.

BANK SUBSIDIARIES

  Exchange Bank. Exchange National Bank ("Exchange Bank") has four locations and is chartered in Marysville, Kansas. The two Marysville locations ("Exchange Bank--Marysville") as of December 31, 1996, ranked second in terms of deposits among the eight other banks and two other lending institutions in Marshall County, Kansas. Exchange Bank--Marysville's loan mix consists of approximately 28% agricultural loans, 35% commercial and industrial loans, 27% residential real estate loans, and 10% consumer and other loans. As of December 31, 1996, Exchange Bank--Marysville had assets of approximately $76 million. The Marysville facilities employ 27 full-time equivalent persons and, through its predecessors, have served the Marshall County community since 1870.

  Since April 1992 and October 1995, Exchange Bank has been operating branches in Shawnee and Leawood, Kansas, respectively. These branches are located in Johnson County, the rapidly developing suburbs southwest of Kansas City, Missouri. The two Johnson County, Kansas branches of Exchange Bank show 39% commercial, 18% commercial real estate, 25% real estate construction, 11% residential real estate and 7% consumer and other loans including agriculture-related. As of December 31, 1996, these branches combined had $86 million in assets and employed 28 full-time equivalent persons. The Company's management believes the expansion in Johnson County will further enhance the Company's growth opportunities while diversifying its overall loan portfolio.


  Provident Bank. Provident Bank, f.s.b. ("Provident Bank") competes with 10 banks, 4 savings and loans and 11 credit unions in the city of St. Joseph, Missouri, and for the year ended December 31, 1996 was the leading home lender, based on mortgage volume, for home purchases in St. Joseph. Approximately 52% of the Bank's loan portfolio consists of residential home loans, 34% commercial real estate loans, 6% industrial loans, 4% loans held for sale and 4% consumer and other loans. As of December 31, 1996, Provident Bank had assets of approximately $79 million. The Bank employs a total of 35 persons on a full-time equivalent basis and relies primarily on the deposits of the St. Joseph area for its funds. Provident Bank was acquired by the Company in March, 1994. Provident Bank had assets of $58 million at that time. A portion of the purchase price was financed through the sale of a bank located in Coldwater, Kansas that had assets of $23 million. Provident Bank was established in 1889 and has been serving the St. Joseph community for 107 years.

  Citizens. Citizens State Bank and Trust Company ("Citizens") has two locations in the town of Seneca, Kansas. As of December 31, 1996, Citizens was the largest in terms of deposits among the 10 bank locations serving the approximately 11,000 residents of Nemaha County, Kansas. Approximately 29% of the loans generated by the Bank are related to the agricultural sector, including farm real estate, agricultural production and agricultural industrial. Approximately 30% of its loans are residential home loans and the remainder are commercial, consumer and other loans. As of December 31, 1996, the Bank had assets of approximately $57 million. The Bank has 20 full-time equivalent employees and relies primarily on consumer, commercial and local government deposits for funds. Citizens has served the Nemaha County community for 103 years.

                              BUSINESS

COMMUNITY BANKING STRATEGY

  The Company serves the needs and caters to the economic strengths of the local communities in which the Banks are located. Through the Banks and their employees, the Company strives to provide a high level of personal and professional customer service. Employee participation in community affairs is encouraged in order to build long-term banking relationships with established businesses and individual customers in these market areas.

  The Company believes its Marysville and Seneca locations, together with the other communities in their respective counties that comprise their market area, provide a stable base of relatively low-cost deposits compared to larger metropolitan markets with larger competitors. Although Provident Bank is located in a city of over 70,000 residents, it is the Company's experience that the demographics of St. Joseph, Missouri, as a county seat, are generally comparable to those of Seneca and Marysville, Kansas. The Company believes that, through good management, community banks such as Exchange Bank and Citizens can maximize earnings by attracting relatively low cost core deposits and investing those funds in loans and other high yielding investments, while maintaining risk at an acceptable level.

  Recently the Company has applied its community banking strategy to two affluent communities in the rapidly developing Johnson County suburbs southwest of Kansas City. The Company believes the recent wave of regional bank acquisitions of local banks in those suburban communities, and the subsequent conversion of some of those acquired banks to branch locations, has alienated the customers of those locations. This has created an opportunity for the Company to attract and retain as loan customers those owner-operated businesses that require flexibility and responsiveness in lending decisions and desire a more personal banking relationship. The success of this strategy is reflected in the Company's growth and ability to attract significant levels of non-interest bearing deposits in the suburban communities of Leawood and Shawnee, Kansas. The expansion into suburban Johnson County communities also has allowed Exchange Bank and Citizens to diversify their predominantly agriculturally-related loan portfolio into commercial and residential real estate loans. In addition, the Company has taken advantage of the relatively stable deposit base and low cost of funds in Marysville and Seneca, Kansas, where there is a relatively low commercial loan demand, and has deployed those funds in the suburban communities of Leawood and Shawnee, Kansas, where commercial loan demand is greater.

OPERATING STRATEGY

  The Company's operating strategy is to provide in each market in which it operates a full range of financial products and services to small and medium-sized businesses and to consumers. The Company emphasizes personal relationships with customers, involvement in local community activities and responsive lending decisions. The Company strives to maintain responsive community banking offices with local decision makers, allowing senior management at each banking location, within certain limitations, to make its own credit and pricing decisions and retaining at each Bank a local identity and board of directors. The Company's goals include long-term customer relationships, a high quality of service and responsiveness to specific customer needs. The principal elements of the Company's operating strategy are:

  Maintain Market Position in Existing Market Areas. Each Bank is a leader in an aspect of the market in which it competes. The Company has invested in facilities and personnel and has emphasized customer service in order to maintain and enhance its market position in these areas.

  Emphasize Personalized Customer Service and Community Involvement. The Company believes that, in most of its market areas, customer loyalty and service are the most important competitive factors. The Banks have experienced low turnover in their management and lending staffs, enabling them to provide continuity of service by the same staff members, leading to long-term customer relationships, high quality service and quick response to customer needs. The Banks' management and other employees participate actively in a wide variety of community activities and organizations in order to develop and maintain customer relationships. The Banks seek to recruit the best available banking talent to deliver the quality of personal banking services required to meet customer expectations and to permit the Company to meet its goals for long-term profitable growth.

  Capitalize on Changing Market Conditions. The Company's management continually monitors economic developments in its market areas in order to tailor its operations to the evolving strengths and needs of the local communities. For example, Exchange Bank has opened branch locations in the high growth areas of Shawnee and Leawood, Kansas to fill the void of community banks that management believes has been created by the recent acquisition activity of regional banking institutions and to deploy excess low-cost funds derived from its rural northeastern Kansas market.

  Centralize and Streamline Operations to Achieve Economies. While each of the Banks presently operates autonomously, the Company, in order to minimize duplication of functions, is centralizing certain management and administrative functions, including data processing, human resources and regulatory administration, that can better and more efficiently be performed by the Company. Such centralization will help to reduce operating expenses and enable Bank personnel to focus on customer service and community involvement. The Company believes it has acquired the personnel necessary to make implementation of these operating efficiencies possible. The Company intends to centralize payroll, medical benefits, regulatory administration and data processing during 1997.

  Because of the high costs associated with Provident Bank's mortgage banking division, the Company began to significantly streamline these operations in the third quarter of 1996. The Company believes substantial improvements can be made to both expenses and income of the division through implementation of the following plan: (i) replacement of labor with technology; (ii) a reduction in the number of loan underwriters that participate in mortgage banking operations;
(iii) retaining the servicing rights for loans sold; (iv) undertaking its own loan underwriting; and (v) creating arrangements pursuant to which the Bank would finance developers and builders in the acquisition of property for, and the development and construction of, residential communities, and also would provide the residential real estate loans to the ultimate consumers in those communities. Provident Bank recently hired an Executive Vice President whose job function includes implementation of the foregoing plan. As part of the restructuring, the Company began in the third quarter of 1996 to streamline its Johnson County mortgage banking operations by reducing significantly the personnel in the Johnson County mortgage origination office and eliminating certain support positions in the Provident Bank office in St. Joseph.

GROWTH STRATEGY

  Acquisitions. Management believes that the Company is well positioned to acquire and profitably operate community banks because of its experience in operating community banks, its ability to provide centralized management assistance to those banks and its access to capital. Additionally, other than FHLB borrowings matched against specific loans, the Company has no long-term indebtedness. Therefore, a substantial portion of future earnings can be retained to pursue this growth strategy.

  Management of the Company believes there are owners of community banks who may be willing to sell their banks in the future for, among other reasons, stockholder liquidity, to diversify their own investment portfolios, lack of family successor operators and the difficulty of compliance with bank regulations. In addition, management believes there are individual community bank owners in the targeted regions who are interested in selling their banks to an organization that has a strong capital base and management that has demonstrated a commitment to maintaining local bank identity. The Company's goal is to acquire banks with strong existing management such that the Company's strategies can be implemented while retaining the individual identity of the banks through the continuation of the existing management, boards of directors and bank charters.

  The Company is generally targeting dominant, profitable community banks in county seat towns of 2,000 persons or more. Market factors to be considered by the Company include the size and long-term viability of the community and market area served by the target bank, the dominance of the acquisition target in the market and the proximity of other banks owned by the Company. Generally, the bank target must be among the top three financial institutions in its market in terms of deposit share. Financial criteria include
historical   performance,   comparison  to  peers  in  terms  of  key  operating
performance and capital ratios, loan asset quality, operating procedures and deposit structure. Also of significant financial importance is the investment required for, and opportunity costs of, the acquisition. Non-financial considerations in evaluating an acquisition prospect include the quality of the target's management and the demand on Company resources to integrate the target institution.

  Because of the large number of county seat towns and banks and its familiarity with the market place, the Company's acquisition focus is the Midwest and primarily in the States of Kansas and Missouri. Kansas is perceived by management to be the Company's best market for bank acquisitions because only recently have state banking laws permitted the large regional banking institutions based in Missouri to conduct branching activities in the State of Kansas.

  Internal Growth. The recent wave of regional bank acquisitions of community banks in the Midwest has created what management of the Company perceives to be a void in the community banking market. It is management's belief that it has been the practice of regional banking institutions to convert the banks they acquire into branches of the acquiring institution. Management of the Company believes this practice detracts from the delivery of quality personalized services to the existing customer base of those branches. The Company entered the Kansas City suburban community market by acquiring the deposits of a failed thrift in Shawnee, Kansas in 1992. Exchange Bank has acquired a tract of land for the development of another branch location in a rapidly developing part of Shawnee, Kansas that presently has few other lending institutions in the immediate area. In October 1995, Exchange Bank further expanded its presence in the suburban Johnson County communities of Kansas City by opening a branch location in Leawood, Kansas, another rapidly growing residential and small business community. Management of the Company believes its branching activities are distinguished from those of regional banking institutions by the high degree of autonomy given each branch location.

  The Company's expansion activity also has allowed Exchange Bank to diversify its loan portfolio, which was previously dominated by loans related to the agricultural industry. Further, the loan demand in these suburban Johnson County communities, due to heavy residential and small business development, is greater than that experienced in the market areas served by Citizens and Exchange Bank - Marysville. The difference in the deposit characteristics, which are more stable in Seneca and Marysville, and borrowing characteristics between the communities has allowed the Company to deploy excess low-cost deposit fundsderived from Citizens and Exchange Bank - Marysville into loans in the growing Kansas City metropolitan communities of Shawnee and Leawood, Kansas.

  The Company expects it will continue to expand in the suburban Johnson County communities west of Kansas City through growth in the assets and loan portfolios of existing branches and to a limited extent through additional branching activities.

LENDING ACTIVITIES

  General. The Company strives to provide in each market area it serves a full range of financial products and services to small and medium-sized businesses and to consumers. The Company targets owner-operated businesses and emphasizes the use of Small Business Administration and Farmers Home Administration lending. The Banks participate in credits originated within the organization but generally do not participate in loans from non-affiliated lenders. Each Bank has an established loan committee which has authority to approve credits, within established guidelines, of up to $200,000. Concentrations in excess of $200,000 must be approved by an executive loan committee comprised of the Chief Executive Officer and the Vice President of the Company and the local Bank's president and senior lending officer. When lending to an entity, the Company generally obtains a guaranty from the principals of the entity. The loan mix within the individual Banks is subject to the discretion of the Bank board of directors and the demands of the local marketplace.

  Residential loans are priced consistently with the secondary market, and commercial and consumer loans generally are issued at or above the prime rate. The Company has no potential negative amortization loans. The following is a brief description of each major category of the Company's lending activity.

  Real Estate Lending. Commercial, residential and agricultural real estate loans represent the largest class of loans of the Company. As of December 31, 1996, real estate loans totaled $130.3 million or 64.3% of all loans. One to four family residential loans make up approximately 44.4% of real estate loans, followed by commercial 25.9%, construction 21.0%, agricultural 7.0%, and loans held for sale 1.7%. Generally, residential loans are written on a variable rate basis with terms of five years or less and amortized over either 15 or 30 years. The Company retains in its portfolio some adjustable rate mortgages having an adjustment period of five years or less. Agricultural and commercial real estate loans are amortized over 15 or 20 years. The Company also generates long-term fixed rate residential real estate loans which it sells in the secondary market. The Company takes a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower's ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Company will retain non-conforming residential loans to known customers at premium pricing.

  Commercial Lending. Loans in this category principally include loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. As of December 31, 1996, commercial loans represented the second largest class of loans at $48.4 million, or 23.9% of total loans. The Company targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as the accounts receivable, inventory and equipment of the borrower. Accounts receivable loans and loans for inventory purchases are generally of a one-year renewable term and those for equipment generally have a term of seven years or less. The Company generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are limited to 50% of the value of the inventory, and accounts receivable loans are limited to 75% of a pre-determined eligible base. Each of the Banks is approved to make loans under the Small Business Administration program.

  Agricultural Lending. The Company provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $11.7 million as of December 31, 1996, or 5.8% of total loans. Farm product loans have generally a one-year term and machinery and equipment and breeding livestock loans generally have five to seven-year terms. Extension of credit is based upon the ability to repay, as well as the existence of federal guarantees and crop insurance coverage. Farmers Home Administration guarantees are pursued wherever possible. Exchange Bank and Citizens hold "Preferred Lender Status" from the Farmers Home Administration, a guarantee program similar to the Small Business Administration, that minimizes the credit exposure of the Banks through partial transfer of the credit risk to the federal government. Preferred Lender Status expedites the processing of loan applications. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are limited to 75% of appraised value.

  Consumer and Other Lending. Loans classified as consumer and other loans include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. The Company generally takes a purchase money security interest in goods for which it provides the original financing. The terms of the loans range from one to five years, depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 1996, consumer and other loans amounted to $12.2 million, or 6.0% of total loans. The Company implemented a credit card program in late 1994 and targeted the Banks' existing customer base as potential consumers. As of December 31, 1996, the Company had issued 1,900 cards having an aggregate outstanding balance of $1.4 million in credit card receivables. The Company has not marketed credit cards to persons other than existing customers.

LOAN ORIGINATION AND PROCESSING

  Loan originations are derived from a number of sources. Residential loan originations result from real estate broker referrals, mortgage loan brokers, direct solicitation by the Banks' loan officers, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Residential loan applications, whether originated through the Banks or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of each of the Banks was approximately $1.8 million, $670,000 and $740,000 for Exchange Bank, Citizens and Provident Bank, respectively, as of December 31, 1996.

  The loan underwriting procedures followed by the Banks conform to regulatory specifications and are designed to assess both the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. The Bank then obtains reports with respect to the borrower's credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser). The loan information supplied by the borrower is independently verified.

  Loan applicants are notified promptly of the decision of the Bank by telephone and a letter. If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property. Interest rates on committed loans are normally locked in at the time of application or for a 30 to 45-day period.

MORTGAGE BANKING DIVISION OPERATIONS

  The mortgage banking division of Provident Bank is engaged in the business of originating and selling principally first-lien mortgages secured by single family residences. Loans originated through Provident Bank's mortgage banking division were $83.1 million and $83.3 million in 1996 and 1995, respectively. The mortgage banking division's principal sources of revenue consist of loan origination fees and gain or loss on the sale of mortgage loans. Mortgage loans are originated primarily in St. Joseph, Missouri, Johnson County, Kansas and throughout the metropolitan Kansas City area. Loans usually are purchased by Provident Bank for investment pending resale into the secondary market. Loans usually are sold to investment banking firms and other investors as whole loans.

  Mortgage loans are originated primarily through loan originators and from referrals from real estate brokers, builders, developers and prior customers. The origination of a loan from the date of initial application to a loan closing normally takes three to eight weeks. It involves processing the borrower's loan application, evaluating the borrower's credit and other qualifications consistent with underwriting criteria established by private institutional investors and insuring or guaranteeing agencies, obtaining investor approvals, property appraisals, and title insurance, arranging for hazard insurance and handling  various other  matters  customarily  associated  with the closing of a residential loan. For this service, the division typically collects an origination fee of one percent of the principal amount of the loan. Costs that are incurred in originating mortgage loans include: overhead, origination commissions paid to the originators, certain out-of-pocket costs and, in some cases, commitment fees where the loans are made subject to a purchase commitment from wholesale lenders, private investors or other intermediaries. In the third quarter of 1996, Provident Bank substantially altered the resources committed to its mortgage banking operations.

INVESTMENT PORTFOLIO

  The Banks' investment portfolio is used to meet the Banks' liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high quality investment portfolio oriented toward U.S. government and U.S. government agency securities. The portfolio is comprised of U.S. Treasury securities, U.S.
government agency instruments and a modest amount of investment grade obligations of state and political subdivisions. In managing its interest rate exposure, the Company also invests in mortgage-backed securities and collateralized mortgage obligations. Federal funds sold and certificates of deposit are additional investments that are not classified as investment securities. Investment securities were $66.7 million, or 21.9% of total assets, at December 31, 1996.

DEPOSITS AND BORROWINGS

  Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, including local public fund deposits and demand deposits of commercial customers, the Banks derive funds from loan principal repayments, maturing investments, Federal Funds borrowings from commercial banks, borrowings from the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank ("FHLB") and from repurchase agreements. Loan repayments and maturing investments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a long-term basis for funding specific loan transactions and for general business purposes.

   The Banks offer a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit savings accounts, money market accounts, checking and individual retirement accounts. Deposit accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Company has not sought brokered deposits and does not intend to do so in the future.

COMPETITION

  The deregulation of the banking industry, the widespread enactment of state laws permitting multi-bank holding companies, and the availability of nationwide interstate banking has created a highly competitive environment for financial services providers, particularly for institutions in suburban areas, such as Exchange Bank's Shawnee and Leawood branches. These branches compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Some of these competitors have substantially greater resources and lending limits and may offer certain services that these branches do not currently provide. In addition, some of the non-bank competitors are not subject to the same extensive federal regulations that govern these branches.

  Management believes the Banks have generally been able to compete successfully in their respective communities because of the Company's emphasis on local control and the autonomy of Bank management, allowing the Banks to meet what is perceived to be the preference of community residents and businesses to deal with "local" banks. While management believes the Banks will continue to compete successfully in their communities, there is no assurance future competition will not adversely affect the Banks' earnings.

EMPLOYEES

  The Company maintains a corporate staff of 6 persons. At December 31, 1996, the Banks had 116 full-time equivalent employees. None of the employees of the Company or the Banks are covered by a collective bargaining agreement. The Company and the Banks believe their employee relations are good.

STOCK OFFERING

  On November 22, 1996, the Company completed an underwritten initial public offering of 2,000,000 shares of its common stock. The closing with respect to an additional 300,000 shares was completed on December 19, 1996 following the exercise of the underwriters' over-allotment option. The net proceeds of the sale, after deducting expenses of the offering, were approximately $18.1 million. The proceeds were used to retire approximately $6.6 million in short-term debt and to make a $3.0 million working capital contribution to Exchange Bank. The remaining capital of approximately $8.5 million was invested in short-term investment grade securities pending use in the Company's acquisition strategy and for general corporate purposes.

                    SUPERVISION AND REGULATION

THE COMPANY

  The Company is a bank holding company within the meaning of Bank Holding Company Act of 1956, as amended (the "BHCA") and the Savings & Loan Holding Company Act, as amended (the "SLHCA").

  The BHCA. Under the BHCA, the Company is subject to periodic examination by the Board of Governors of the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Banks' activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

  With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all of the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

  In addition, and subject to certain exceptions, the BHCA and the federal Change in Bank Control Act, together with the regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if any individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to corporations with securities registered under the Securities Exchange Act of 1934, such as the Company, control will be rebuttably presumed to exist if a person acquires at least 10% of any class of voting securities of the corporation.

  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength for and commit resources to support the Banks. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Company currently does not have any subsidiaries other than the Banks.

  The SLHCA. Under the SLHCA, the Company is regulated by the Office of Thrift Supervision (the "OTS"). Generally, there are no limitations on activities of a savings and loan holding company provided the Company holds only one savings association which is a Qualified Thrift Lender ("QTL"), as is the case with the Company. As a unitary savings and loan holding company, the Company is registered and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. The OTS has broad investigative powers to determine whether provisions under the SLHCA are complied with by the Company. If the OTS discovers violations, it may seek an injunction to enjoin the acts which violate the laws or regulations or may order the Company or its subsidiaries to terminate activities or terminate control or ownership of a subsidiary if the OTS reasonably believes continuation of such activity, ownership or control by the savings and loan holding company poses a serious risk to financial safety, soundness or stability of the savings association held by the Company.

  Generally, a savings and loan holding company must get prior written approval from the director of the OTS to acquire control of a savings association, to acquire another savings association or savings and loan holding company by merger, consolidation or purchase of assets, or to acquire or retain more than 5% of the voting shares of a savings association or a savings and loan holding company which is not a subsidiary. The savings and loan holding company may not acquire control of an uninsured institution or retain control for more than one year from the date control was acquired, unless extended by the director of the OTS for a period not to exceed three years.

  If the Company were to acquire  control of another  savings  association  as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries would become subject to additional restrictions unless such other association qualified as a QTL and was acquired in a supervisory acquisition.

  If Provident Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries.

THE BANKS

  Exchange Bank. Exchange Bank operates as a national banking association incorporated under the laws of the United States and is subject to examination by the Office of the Comptroller of the Currency (the "OCC"). Deposits in Exchange Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor all areas of Exchange Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires Exchange Bank to maintain certain capital ratios and imposes limitations on its aggregate investment in real estate, bank premises, and furniture and fixtures. Exchange Bank is currently required by the OCC to prepare quarterly reports on its financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

  Citizens. Citizens operates under a Kansas state bank charter and is subject to regulation by the Kansas Banking Department and the FDIC. The Kansas Banking Department and FDIC regulate or monitor all areas of Citizen's operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, acquisitions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The Kansas Banking Department places limitations on activities of Citizens including the issuing of capital notes or debentures and the holding of real estate and personal property and requires Citizens to maintain a certain ratio of reserves against deposits. The Kansas Banking Department requires Citizens to file a report annually showing receipts and disbursements of the bank, in addition to any periodic report requested. Citizens is examined by the Kansas

Banking Department at least once every 18 months and at any other time deemed necessary. The FDIC insures deposits held in Citizens up to a maximum amount, which is generally $100,000 per depositor.

  Provident Bank. Provident Bank operates as a federal savings bank and provides full savings bank services. As a savings institution, Provident Bank is subject to regulation by the OTS. The OTS regulates or monitors all areas of Provident Bank's operations, including capital requirements, loans, investments, establishment of branch offices, mergers, conversions, dissolutions, acquisitions, borrowing, management, record keeping, security devices and procedures and offerings of securities. The OTS requires Provident Bank to file annual current reports in compliance with OTS procedures, as well as periodic reports upon the request of the director of OTS. Provident Bank must also prepare a statement of condition report showing the savings association's assets, liabilities and capital at the end of each fiscal year. The OTS may require an independent audit of financial statements by a qualified independent public accountant when needed for safety and soundness purposes. With some exceptions, an appraisal by a state certified or licensed appraiser is required for all real estate related financial transactions.

  All savings associations, including Provident Bank, are required to meet the QTL test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments.

  Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in repayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

  Provident Bank is a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

PAYMENT OF DIVIDENDS

  Exchange Bank is subject to the dividend restrictions set forth by the OCC. Under such restrictions, Exchange Bank may not, without prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. Provident Bank, as a Tier 1 savings institution, is limited in its payment of dividends during a calendar year to the higher of 100% of the current year earnings during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or 75% of its current earnings over the most recent four-quarter period. Provident Bank is required to obtain OTS approval for dividends exceeding the preceding amount. There are no specific regulatory restrictions on the ability of Citizens to pay dividends. In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a FDIC-insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or in the event it is undercapitalized.

  If, in the opinion of the applicable federal bank regulatory authority, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require, after notice and hearing (except in the case of an emergency proceeding where there is no notice or hearing), that such institution or holding company cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's or holding company's capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

TRANSACTIONS WITH AFFILIATES AND INSIDERS

  The Banks are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. The Banks are also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Banks are subject to restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

BRANCHING

  National bank branches are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under federal legislation, effective June 1, 1997, a bank may merge or consolidate across state lines, unless, prior to May 31, 1997, either of the states involved elects to prohibit such mergers or consolidations. Prior to the effective date of this legislation, a bank may merge or consolidate across state lines only if both of the states involved elect to "opt-in" early to the provisions of the legislation. States may also authorize banks from other states to engage in branching across state lines de novo and by acquisition of branches without acquiring a whole banking institution. Missouri has enacted legislation authorizing interstate branching within thirty miles of its state borders and placing a minimum age requirement of five years on acquired institutions. Missouri has not chosen to opt-in early to the provisions of the new federal law. The Kansas legislature recently failed to take action with regard to the above-referenced federal legislation. State law in Missouri permits branching anywhere in the state. Statewide branching is also allowed in Kansas.

COMMUNITY REINVESTMENT ACT

  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve, the FDIC, the OCC and the OTS evaluate the record of such financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

OTHER REGULATIONS

  Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

REGULATORY CAPITAL REQUIREMENTS

  Federal regulations establish minimum requirements for the capital adequacy of depository institutions. The regulators may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.

  The federal risk-based capital guidelines for banks require a ratio of Tier 1, or core capital, to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The leveraged capital guidelines require that banks maintain Tier 1 capital of no less than 5% of total adjusted assets, except in the case of certain highly rated banks for which the minimum leverage ratio is 3% of total adjusted assets. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital to total adjusted assets) of at least 3% and (3) a risk-based capital requirement equal to at least 8% of total risk-weighted assets.

  Federal regulations applicable to financial institutions define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, has a leveraged ratio (Tier 1 capital to total adjusted assets) of 5% or greater, and is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under the regulations, each of the Banks is at least adequately capitalized at December 31, 1996.

  The FDICIA requires federal banking regulators to take "prompt corrective action" with respect to capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

  As an institution's capital decreases, the powers of the federal regulators become greater. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The regulators have very limited discretion in dealing with a critically undercapitalized institution and are virtually required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

ITEM 2.        DESCRIPTION OF PROPERTY

  The Company or the Banks own each of the banking facilities described below. The Company believes each of the facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. Each of the facilities described below has an automated teller machine.

  Exchange Bank has two banking locations in Marysville, Kansas. The property at 823 Broadway is a one-story 8,800 square foot building with four teller windows and was remodeled in 1995. The property at 1016 Broadway is a two-story 4,684 square foot building built in 1985 with three teller windows and a two-lane drive up.

  Exchange Bank's banking location at 13425 Shawnee Mission Parkway, Shawnee, Kansas, with 3,400 square feet, three teller windows and a four-lane drive up was remodeled in 1995. Exchange Bank's Leawood branch located at 11301 Nall Avenue opened in the third quarter of 1996 and features four teller windows, a four-lane drive up and encompasses 25,000 square feet, sixty percent of which Exchange Bank leases to third parties.

  Citizens has two banking locations in Seneca, Kansas. The property at 502 Main Street is a one-story 4,840 square foot building with three teller windows and seven offices and was remodeled in 1994. The property at Highway 36 and 6th Street is a one-story 3,388 square foot building with three teller windows and a two-lane drive up.

  Provident Bank has a banking location in a 29,500 square foot two-story building located at 4305 Frederick Boulevard, St. Joseph, Missouri that has four teller windows and a three-lane drive up. The building was remodeled in 1996 and the second floor is leased to third parties.

  Exchange Bank has also acquired vacant property located just off the exit at Midland Drive from Interstate 435 in Shawnee, Kansas, upon which it expects to build a two story 22,000 square foot branch location with five teller windows and a two-lane drive up. The new Shawnee bank location is expected to be completed in the middle of 1997 and have approximately 11,000 square feet of lease space.

ITEM 3.        LEGAL PROCEEDINGS

  Neither the Company nor the Banks are a party to, nor is any of their property the subject of, any material pending or threatened legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 PRICE RANGE OF COMMON STOCK AND
             UNREGISTERED SALES OF EQUITY SECURITIES

  The Company's common stock, par value $1.00 per share, has been traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "GLDB" since November 19, 1996. Prior to that date, there was no trading market for the Company's common stock. For the period November 19, 1996 through December 31, 1996, the high and low bid prices for the Company's common stock were $9 and $8
 . The Company made no unregistered sales of equity securities during that time period.

  As of February, 1997, there were approximately 1,600 holders of the Company's common stock, including brokers holding shares as nominees or in street name, but excluding those for which they hold such shares.

                            DIVIDENDS

  The holders of the Company's common stock are entitled to receive cash dividends when and if declared by the Board of Directors of the Company out of funds legally available therefor. The Company has not declared or paid cash dividends in the past and expects in the foreseeable future it will retain all earnings for the growth and development of its business. The primary source of funds available to the Company is the payment of dividends by the Banks and tax transfers from the filing of consolidated tax returns. Regulations limit the amount of dividends that may be paid by the Banks to the Company without prior approval of their respective regulatory agencies.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company's principal asset is its ownership of the Banks. Accordingly, the Company's net income is dependent upon the combined results of operations of the Banks. Each Bank conducts a commercial and consumer banking business that consists of attracting deposits from the general public and redeploying those funds to earning assets. Each Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets, primarily consisting of loans and investments, and interest expense incurred on interest-bearing liabilities, primarily consisting of customer deposits and borrowed funds.

  Net interest income is affected by the balances of interest-earning assets and interest-bearing liabilities and each Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. The interest rate spread is impacted by, among other factors, changes in interest rates, deposit flows and loan demand.

  The Company's profitability is also affected by the level of non-interest income of the Banks and non-interest expense of the Company and the Banks. Non-interest income consists primarily of loan fees, service fees, other fees and income from the gain on the sale of loans and investment securities. Non-interest expense consists of compensation and benefits, occupancy related expenses, deposit insurance premiums, expenses of opening branch offices and other operating expenses. The Company's profitability is further impacted by the Company's effective tax rate, the Banks' provision for loan losses, and various extraordinary items.

SIGNIFICANT EVENTS

INVESTMENT Portfolio

  In the first quarter of 1995, the Company restructured its investment portfolio to shift the maturity of its portfolio to a shorter term. Included in this restructuring were the sale of bonds resulting in significant losses included in other income.

ALLOWANCES FOR LOAN LOSSES

  In 1995, management of the Company set a goal to achieve an allowance for loan loss to loans ratio of approximately 1.4%. This goal was based upon several factors, including the changing loan mix and the portfolio growth resulting from the expansion into suburban Kansas City and the observation that the ratio of approximately 1.4% was consistent with the level maintained by banks that are similar to the Banks both in size and market served. In 1995, the Company made significant additions to its allowance for loan losses in order to meet this goal. The additions had a significant negative impact on earnings for 1995. In the future, management expects to maintain its allowance, as a percentage of total loans, in a range consistent with historical reserves, which has varied between 1.15% and 1.65%.

INSURANCE ASSESSMENT

  Certain savings deposits of two of the Bank's subsidiaries are insured by the Savings Association Insurance Fund ("SAIF"), with the remaining deposits of the Banks insured by the Bank Insurance Fund ("BIF"). Both SAIF and BIF have had a designated reserve ratio of 1.25%. On September 30, 1996, the President signed into law the Deposit Insurance Fund Act of 1996 ("DIFA"). DIFA directed the FDIC to impose a special assessment on SAIF-assessable deposits insured as of March 31, 1995. The one-time expense for the Company, incurred in 1996, totaled
$389,100 ($240,000 net after tax). In addition to this special one-time assessment, the premiums for BIF deposits were increased to 1.29 basis points per $100 of deposits and for SAIF deposits were decreased to 6.44 basis points per $100 of deposits. The new premiums, which took effect January 1, 1997, and continue through December 31, 1999, will result, based on the Company's current deposit base, in a decrease in future FDIC insurance premiums for the Company.

STOCK OFFERING

  On November 22, 1996, the Company completed an initial public offering of 2,000,000 shares of its common stock. The closing with respect to an additional 300,000 shares was completed on December 19, 1996, following the exercise of the underwriters' over-allotment option. The net proceeds of the sale, after deducting expenses of the offering, were approximately $18.1 million. The proceeds were used to retire approximately $6.6 million in short-term debt and to make a $3 million capital contribution to one of the Company's banking subsidiaries. The remaining capital of approximately $8.5 million was invested in short-term grade securities pending use for the Company's acquisition strategy and general corporate purposes.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

  The Company's net income was $1,351,000 for the year ended December 31, 1996, compared to net income of $704,000 for the year ended December 31, 1995, yielding an annualized return on average assets ("ROA") of .49% for the year ended December 31, 1996, compared to .30% for the year ended December 31, 1995. Return on average common stockholders' equity ("ROE") for 1996 and 1995 was 9.11% and 6.09%, respectively. Without the one-time SAIF assessment, net income would have been $1.59 million, ROA would have been .58% and ROE would have been 10.73%.

  Total assets were $304.6 million at December 31, 1996, an increase of $40.7 million or 15.4% from $263.9 million at December 31, 1995. Total average assets were $276.1 million for the year ended December 31, 1996, compared to $232.4 million for the year ended December 31, 1995. Average interest-earning assets were $255.0 million for the year ended December 31, 1996, and $215.6 million for 1995. Assets increased primarily because of the opening of Exchange Bank's Leawood, Kansas location and growth at its Shawnee, Kansas location.

  The Company's loans totaled $200.1 million and $161.4 million, net, as of December 31, 1996 and 1995, respectively. The increase in total loans of $38.6 million during 1996 compared to 1995 was funded through increases in deposits of $29.3 million and federal funds purchased of $5.0 million. The allowance for loan losses decreased to $2.5 million at December 31, 1996, from $2.7 million at December 31, 1995. This represented 1.25% and 1.65% of total loans as of December 31, 1996 and 1995, respectively.

NET INTEREST INCOME

  Net interest income is interest earned on interest-earning assets less interest accrued on interest-bearing liabilities. Interest-earning assets are categorized as loans, investment securities and other earning assets, which include Federal Funds sold and certificates of deposit issued from other financial institutions. Interest-bearing liabilities are categorized as customer deposits, time and savings deposits and other borrowings including Federal Funds borrowed, short-term borrowings and long-term debt.


  Average total earning assets increased $39.4 million or 18.3% at December 31, 1996, compared to December 31, 1995. The increase is primarily the result of the opening of Exchange Bank's office in Leawood, Kansas in the fourth quarter of 1995 as well as the continued growth in loans at Shawnee. Total interest income for the year ended December 31, 1996, was $21.3 million, a $2.9 million or 15.7% increase over 1995.

  Average total interest-bearing liabilities increased by $36.9 million or 17.9% during 1996, primarily due to increased volume of time deposits originated by Exchange Bank in connection with the opening of its Leawood location. Total interest expense for 1996 was 22.1% higher than in 1995 as a result of the increases in interest-bearing liabilities and interest rates.

  Net interest income was $9.1 million for the year ended December 31, 1996, compared to $8.4 million for 1995, an increase of 8.0%. This growth was constrained by an increase in interest expense resulting from offering above-market rates on time deposits to promote the opening of Exchange Bank's Leawood location.

  The increase in investment securities and other earning assets, which consist primarily of U.S. government and agency securities, for the year ended December 31, 1996, is the result of investment of unapplied proceeds from the stock offering in the fourth quarter of 1996.

  The following table presents the Company's average balances, interest earned or accrued, and the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated:

COMPARATIVE AVERAGE BALANCES,
YIELDS AND RATES
                                       DOLLARS IN THOUSANDS
                                     YEAR ENDED DECEMBER 31,

                                  1996                     1995
                            ---------------------------------------------------
                                           Average                      Average
                                Interest     Rate             Interest    Rate
                        Average  Income/   Earned/   Average   Income/  Earned/
                        Balance  Expense     Paid    Balance   Expense    Paid
                       --------  -------   -------   -------   -------  -------

ASSETS:

Loans, net (1) . . .  $ 176,584  $16,923     9.58%   $149,578 $ 14,486    9.68%

Investment
securities (2). . . .    68,057    3,939     5.94      59,433    3,563     6.14

Other earning assets .   10,402      454     4.36        .601      382     5.79
                        --------   -----     -----    -------    -----    -----
  Total earning assets. 255,043   21,316     8.40     215,612   18,431     8.59
                                  -------    -----              -------    ----
Non-interest-earning
assets. . . . . . . . .  21,084                        16,750
                        --------                       ------
  Total assets. . . . . $276,127                     $232,362
                         =======                      =======

LIABILITIES AND
STOCKHOLDERS' EQUITY:

Savings deposits and
interest-bearing
checking . . . . . . . .$  66,957 $ 2,604     3.89%  $ 55,819 $  1,726    3.09%

Time deposits. . . . . .  153,785   8,328     5.42    129,543    7,078     5.46

Short-term borrowings. .   14,637     829     5.66     11,677      639     5.47

Long-term borrowings . .    7,840     499     6.36      9,300      602     6.47
                         --------   -----     ----     ------   ------    -----
 Total interest-bearing
 liabilities . . . . . .  243,219  12,260     5.04    206,339   10,045     4.87

Non-interest-bearing
liabilities. . . . . . .   18,085                      14,463

Stockholders' equity . .   14,823                      11,560
                          --------                     ------
  Total  liabilities and
  stockholders' equity. .$ 276,127                   $232,362
                           ======                       =====

Net interest income. . .          $ 9,056                       $ 8,386
                                     ====                          ====

Net interest spread. . .                        3.36%                     3.72%
                                                 ===                       ===

Net interest margin (3).                        3.59%                     3.93%
                                                 ===                       ===
   (1) Non-accruing loans are included in the computation of average balance.

   (2) Yield is adjusted for the tax effect of tax exempt securities.

   (3) The net yield on average earning assets is the next interest income divided by average interest-earning assets.

   The following table presents the components of changes in the Company's net interest income as attributed to volume and rate on a tax-equivalent basis. The net change attributable to the combined impact of volume and rate has been solely allocated to the change in rate.

                                              DOLLARS IN THOUSANDS
                                             YEAR ENDED DECEMBER 31,
RATE/VOLUME INTEREST ANALYSIS                 1996 COMPARED TO 1995
                                 --------------------------------------------
                                 Volume       Average Rate      Total Changes
                                 ------       ------------      -------------

INTEREST INCOME:

  Loans . . . . . . . . . . . $   2,615          $   (178)           $  2,437

  Investment securities . . .       530              (154)                376

  Other earning assets. . . .       234              (162)                 72
                                -------           --------             ------
    Total interest income . .     3,379              (494)              2,885

INTEREST EXPENSE:

  Savings deposits and
  interest-bearing checking. .      344               534                 878

  Time deposits . . . . . . . .   1,325               (75)              1,250

  Short-term borrowings . . . .     162                28                 190

  Long-term borrowings. . . . .     (94)               (9)               (103)

    Total interest expense . . .  1,736               479               2,215

  Increase (decrease) in net
  interest income. . . . . . . .$ 1,642           $  (972)            $   670


PROVISION FOR LOAN LOSSES

   In 1995, the Company substantially increased its allowance for loan losses based upon an analysis of several factors, including the changing loan mix and portfolio growth resulting from the expansion into suburban Kansas City. Based on its future business and lending plans, and depending upon specific facts and circumstances with respect to certain loans and general economic conditions, management expects to maintain its allowance, as a percentage of total loans, at levels consistent with that as of December 31,1996.

NON-INTEREST INCOME

   Non-interest income for the year ended December 31, 1996, was $2.4 million, an increase of 24.2% from 1995. The increase is primarily a result of increased service fees, gains on sales of assets in the second half of 1996 and the gain on the sale of loans in the first half of 1996. The Company incurs periodic gains and losses in connection with the sale of securities to meet its liquidity needs and in anticipation of changes in interest rates. See "---Investment Portfolio."

   The following table presents the components of the Company's non-interest income for the periods indicated:

         NON-INTEREST INCOME                     DOLLARS IN THOUSANDS
                                                YEAR ENDED DECEMBER 31,

                                                1996               1995
                                                ----               ----

Service charges on deposit accounts. . . . . $   659            $   594

Gain on sale of loans. . . . . . . . . . . .   1,128              1,058

Loss on sale of securities . . . . . . . . .     (38)               (84)

Insurance premium income . . . . . . . . . .      22                 58

Fiduciary income . . . . . . . . . . . . . .     173                125

Other non-interest income. . . . . . . . . .     462                286

     Total non-interest income . . . . . . .$  2,406           $  1,938
                                               =====              =====
Non-interest income as a percentage of average
total assets . . . . . . . . . . . . . . . .    1,16%              0.83%
                                               =====              =====

   In the third quarter of 1996, Provident Bank substantially altered the manner in which it conducts its mortgage banking business. The changes include a substantial reduction in personnel that is expected to decrease the Company's non-interest income from the sale of loans.

NON-INTEREST EXPENSE

   Non-interest expense increased by $1.2 million for the year ended December 31, 1996. This increase was primarily due to the addition of employees at the newly opened Leawood location and Provident Bank's mortgage loan production office and also was affected by annual increases in salaries and employee benefits and the addition of two executive positions at the Company. Net occupancy expense increased due to remodeling projects that were completed in Shawnee and St. Joseph, and because Exchange Bank's new Leawood location was not open in the first half of 1995. As a percentage of average assets, non-interest expense was 3.34% and 3.44% as of December 31, 1996 and 1995, respectively.

   The following table presents the components of non-interest expense for the periods indicated:

          NON-INTEREST EXPENSE                DOLLARS IN THOUSANDS
                                             YEAR ENDED DECEMBER 31,

                                             1996                1995
                                             ----                ----

Salaries and employee benefits . . . . . $  5,097             $ 4,438

Net occupancy expense. . . . . . . . . .    1,166                 980

Deposit insurance expense. . . . . . . .      549                 332

Professional services. . . . . . . . . .      433                 467

Data processing expense. . . . . . . . .      274                 202

Supplies . . . . . . . . . . . . . . . .      251                 206

Telephone. . . . . . . . . . . . . . . .      159                 137

Postage. . . . . . . . . . . . . . . . .      151                 143

Advertising/promotion. . . . . . . . . .      409                 252

Other. . . . . . . . . . . . . . . . . .      727                 844
                                             ----                ----
     Total non-interest expense. . . . .  $ 9,216             $ 8,001
                                            =====               =====
Efficiency ratio . . . . . . . . . . . .    80.40%              77.50%

   In the third quarter of 1996, Provident Bank substantially altered the manner in which it conducts its mortgage banking business. The changes include a substantial reduction in personnel that is expected to decrease the Company's salaries and employee benefits and occupancy expenses.

INCOME TAX EXPENSE

   Income tax expense for the years ended December 31, 1996, and December 31, 1995, was $775,000 and $335,000, respectively. The effective tax rates for those periods were 36.5% and 32.3%, respectively. The effective tax rates differed from the expected rate of 34% primarily because of state taxes offset by the effect of tax exempt interest on municipal securities.

ASSET/LIABILITY MANAGEMENT

   Asset liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly, through maturity or otherwise. Controlling the maturity or repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

   Along with internal gap management reports, the Company and the Bank's use an external asset/liability modeling service to analyze each Bank's current gap position. The system simulates the Bank's asset and liability base and projects future earnings results under several interest rate assumptions. The Company strives to maintain an aggregate gap position such that changes in interest rates within ranges determined by management to be reasonable will not effect net interest income by more than five percent in any twelve-month period.

   The following table sets forth the maturities of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996.

   INTEREST RATE SENSITIVITY ANALYSIS            DOLLARS IN THOUSANDS
                                               AS OF DECEMBER 31, 1996
                                                  TERM TO REPRICING
                                         ------------------------------------
                                         1 Year   Over 1 to    Over
                                        or Less    5 Years    5 Years    Total
                                        -------   ---------   -------    -----

INTEREST-EARNING ASSETS:

Loans. . . . . . . . . . . . . . . . .  132,171      58,353    12,106  202,630

Investment securities. . . . . . . . .   19,772      32,443    14,437   66,652

Other interest-bearing
assets . . . . . . . . . . . . . . . .   15,032      ______    ______   15,032
                                         ------                         ------
Total interest-earning
assets . . . . . . . . . . . . . . . .  166,975      90,796    26,543  284,314

INTEREST-BEARING LIABILITIES:

Savings deposits and
interest-bearing checking . . . . . .    36,940      39,313             76,253

Time deposits. . . . . . . . . . . . .  111,224      45,765       137  157,126

Short-term borrowings. . . . . . . . .   14,371         679             15,050

Long-term borrowings . . . . . . . . .      362       1,034       482    1,878
                                         ------       -----    ------   ------
Total interest-bearing
liabilities. . . . . . . . . . . . . .   162,897      86,791      619  250,307

Interest sensitivity gap . . . . . . . .   4,078       4,005   25,924   34,007

Cumulative gap . . . . . . . . . . . . .   4,078       8,083   34,007

Cumulative ratio of
interest-earning
assets to interest-bearing liabilities . .102.50%     103.24    113.59

Ratio of cumulative gap
to interest-
earning assets . . . . . . . . . . . . . .  2.44%       3.14     11.96

   The cumulative gap value indicated above for the zero to 5-year time period means that over these time periods the assets of the Company will reprice sooner than the Company's liabilities. Thus, a rising interest rate environment, will have a positive effect on net interest income.

FINANCIAL CONDITION

LENDING ACTIVITIES

   Real Estate Loans. Real estate loans represent the largest class of loans of the Company. The Company categorizes real estate loans as follows:

    i) Commercial. Commercial real estate loans increased from December 31, 1995, to December 31, 1996, due primarily to increased lending activity in the Johnson County suburbs southwest of Kansas City.

    ii) Construction. Construction lending consists primarily of single family construction in Johnson County, Kansas. The Company has experienced steady growth in the suburban Kansas City market place. The December 31, 1996 balance reflects continued, although seasonal, growth in the Johnson County market.

    iii) 1 to 4 Family Residential. Loans in this category consist primarily of owner-occupied residential loans. Since December 31, 1995, the mix of loans has begun to shift from fixed rate loans to variable rate products. The Company has elected to portfolio selected variable rate real estate loans, which has resulted in the loan growth in this category.

    iv) Agricultural. This category consists of loans secured by agricultural real estate. The demand for agricultural real estate loans has remained flat due to an historically low turnover of farm property.

    v) Held for Sale. Loans held for sale represent residential loans intended to be sold to secondary market investors and in the process of being delivered.

    Commercial Loans. Loans in this category include loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans increased $9.7 million or 25.1% from December 31, 1995, to December 31, 1996. This loan growth is attributable to Exchange Bank's expanding business development in Shawnee, Kansas and the opening of Exchange Bank's location in Leawood, Kansas. Provident Bank has also increased its commercial loan portfolio.

   Consumer and Other Loans. Loans classified as consumer and other loans include automobile, residential, other personal loans and credit card loans. The majority of these loans are installment loans with fixed interest rates. The balance in consumer and other loans at December 31, 1996, approximated the December 31, 1995 balance of $12.5 million. The Company issues credit cards to its existing customers and at December 31, 1996, there were no balances on such cards past due more than 30 days.

   Agricultural Loans. Agricultural loans are typically made to farmers, small corporate farms and feed and grain dealers. Agricultural loans were $11.7 million as of December 31, 1996, or 5.8% of total loans. Agricultural loan demand declined in 1996 as a result of depressed livestock prices and high grain prices that reduced the demand for livestock purchases. Additionally, favorable grain production in the Banks' regions coupled with higher commodity prices have allowed agricultural producers to improve their cash positions, reducing the need for borrowed funds.

    The following table presents the balance of each major category of the Company's loans at the dates indicated.

    LOAN PORTFOLIO COMPOSITION             DOLLARS IN THOUSANDS
                                              AT DECEMBER 31,

                                          1996                  1995
                                  -------------------  ---------------------
                                  Amount          %      Amount            %
                                  ---------     -----    ------          ---

REAL ESTATE:

   Commercial . . . . . . . . .   $  33,705     16.63%    $  19,434    11.84%

   Construction . . . . . . . .      27,413     13.53        19,850    12.09

   1 to 4 Family Residential. .      57,860     28.55        48,510    29.55

   Agricultural. . . . . . . . .      9,142      4.51         7,444     4.53

   Loans held for sale . . . . .      2,182      1.08         6.665     4.06
                                    -------    ------       -------   ------
     Total real estate . . . . .    130,302     64.31       101,903    62.07

Commercial . . . . . . . . . . .     48,413     23.89        38,715    23.58


Consumer and Other . . . . . . .      12,247     6.04        12,538    7.64

Agricultural . . . . . . . . . .      11,668     5.76        11,029    6.72

Total loans. . . . . . . . . . .     202,630      100%      164,185     100%

Less allowance for loan
losses . . . . . . . . . . . . .       2,534                  2,715
                                      -------                -------

Total. . . . . . . . . . . . . .    $ 200,096              $ 161,470
                                     ========                =======

    The following table sets forth the maturities of portfolio loans outstanding at December 31, 1996.

    LOAN REPRICING SCHEDULE             DOLLARS IN THOUSANDS

                                          Due After One
                            Due in One       Year But      Due After
                           Year or Less   Before 5 Years     5 Years    Total
                           ------------   --------------   ---------   ------

LOAN CATEGORY:

  Commercial . . . . . .     $  41,606      $   6,440       $   367  $  48,413

  Real Estate . . . . . .       70,655         46,247        11,218    128,120

  Loans Held for Sale . .        2,182                                   2,182

  Agricultural. . . . . .       10,646            664           358     11,668

  Consumer and other. . .        7,082          5,002           163     12,247
                               -------          -----        ------    -------
  Total loans . . . . . .   $  132,171      $  58,353     $  12,106  $ 202,630
                               =======         ======        ======    =======

ASSET QUALITY

    The Company follows regulatory guidelines in placing loans on a nonaccrual basis and places loans with doubtful principal repayment on a nonaccrual basis, whether current or past due. The Company considers non-performing assets to include all nonaccrual loans, other loans past due 90 days or more as to principal and interest (with the exception of those loans which in management's opinion are well collateralized or exhibit other characteristics suggesting they are collectable), restructured loans defined as troubled debt restructuring under Statement of Financial Accounting Standards No. 15 (SFAS 15), impaired loans as defined by SFAS No. 114 and other real estate owned ("OREO"). The Company does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on nonaccrual status, any previously accrued and uncollected interest is reversed.

    Non-performing loans as of December 31, 1996, were down from December 31, 1995, as the result of the collection and/or restructuring of certain notes.

    The following three largest non-performing assets represented 77.4% of all non-performing assets of the Company as of December 31, 1996.

    1) Default by a partnership on a $193,115 commercial real estate loan. The borrower has entered into a contract to sell the property for $350,000, with the proceeds to be used to repay the debt to the Company. The sale is scheduled to close in the first quarter of 1997.
    2) Property that Provident Bank has taken owernship of as a result of a default on a $90,000 mortgage loan on a condominium. The property is currently listed for sale.
    3) Default by a small concrete contractor. Borrower in process of liquidating assets. Liquidation sale scheduled for March, 1997.

     OREO as of December 31, 1996 totaled $70,000, down from the December 31, 1996 balance of $149,000 as a result of the sale of a single family residence maintained by Provident Bank. OREO as of December 31, 1996, consisted of one condominium unit located ina resort area.

     Non-performing assets are summarized in the following table:

NON-PERFORMING ASSETS                 Dollars in thousands
                                          At December 31,
                                      1996            1995
                                      ----            ----
Loan:
  Loan 90 days or more past due but
    still accruing                    $---            $    2
  Nonactrual loans                     319             1,739
                                      ----            ------
  Non-performing loans                 319             1,741
  OREO                                  70               149
                                      ----            ------
  Non-performing assets               $389            $1,890
                                      ----            ------
Non-performing loans as a
  percentage of total loans            .16%             1.06%
Non-performing assets as a
  percentage of total assets           .13%              .72%
Non-performing assets as a
  percentage of total loans
  and OREO                             .19%             1.16%

     The following table sets forth activity in the Company's allowance for loan losses during the periods indicated:

      Summary of Loan Loss Experience          Dollars in Thousands
                                              Year Ended December 31,

                                             1996                 1995
                                             ----                 ----

Total net loans outstanding at
the end of period . . . . . . . . . . . . .$200,096           $161,470
                                            =======            =======
Average net loans outstanding
during the period. . . . . . . . . . . . . $176,584           $149,578
                                            -------            -------

Allowance for loan losses,
beginning of period . . . . . . . . . . . . $ 2,715           $  2,047

CHARGE-OFFS:

     Real estate

       Construction. . . . . . . . . . . . .     24                 ---
       1 to 4 family residential . . . . . .      2                  12

Commercial. . . . . . . . . . . . . . . . . .   215                 538

Consumer and other. . . . . . . . . . . . . .    21                  46

Agricultural. . . . . . . . . . . . . . . . .    66                  75
                                                ---                ----
Total charge-offs . . . . . . . . . . . . . .   328                 671
                                                ---                ----

RECOVERIES OF LOANS PREVIOUSLY CHARGED OFF:

     Real estate

       Construction. . . . . . . . . . . . . .   11                  --
       1 to 4 family residential . . . . . . .    3                  --

     Commercial. . . . . . . . . . . . . . . .    2                   9

     Consumer and other. . . . . . . . . . . .    5                   3


     Agricultural. . . . . . . . . . . . . . .     6                  43

     Total recoveries. . . . . . . . . . . . .    27                  55

Net charge-offs. . . . . . . . . . . . . . . .   301                 616

Provision charged to operations. . . . . . . .   120               1,284

Allowance for loan losses, end of period . . .$2,534             $ 2,715
                                               =====              ======

RATIOS:

Net charge-offs to average loans outstanding .  0.17%                0.41%
Allowance for loan losses to loans, end of
period . . . . . . . . . . . . . . . . . . . .  1.25%                1.65%
Allowance for loan losses to  non-performing
assets . . . . . . . . . . . . . . . . . . . .794.36%              155.94%

INVESTMENT ACTIVITIES

    The Company's investment portfolio serves three important functions: first, it enables the adjustment of the balance sheet's sensitivity to changes in interest rate movements; second, it provides an outlet for investing excess funds; and third, it provides liquidity. The investment portfolio is structured to maximize the return on invested funds within conservative risk guidelines.

    The portfolio is comprised of U.S. Treasury securities, U.S. government agency obligations, state municipal obligations, Federal Reserve Bank stock, FNMA stock, and FHLB stock. The U.S. government agency obligations include Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA notes and mortgage backed securities, FHLB notes and Government National Mortgage Association ("GNMA") mortgage-backed securities. The portfolio includes approximately $9.5 million of standard collateralized mortgage obligations, all of which are rated AA or better. Federal Funds sold are not classified as investment securities.

    The investment  portfolio  decreased $723,000 or 1.07% during the year ended
December 31, 1996, primarily due to a strong loan demand. The increase since December 31, 1995, was a result of deposit growth from Exchange Bank's new Leawood branch. A portion of those deposits were invested in U.S. Treasury and U.S. government agencies obligations.

    The composition of the investment portfolio as of December 31, 1996, was 36% U.S. Treasury notes, 18% U.S. government obligations, 37% mortgage backed securities, 6% state and municipal securities and 3% other securities. The comparable distribution for December 31, 1995, was 31% U.S. Treasury notes, 21% U.S. government obligations, 39% mortgage-backed securities, 6% state and municipal securities, and 3% other securities. The estimated maturity of the investment portfolio on December 31, 1996, was two years and five months. The average balance of the investment portfolio as of December 31, 1996, represented 27% of average earning assets as compared to 28% on December 31, 1995. No change in investment strategy was made during 1996.

   The Company periodically changes its balance sheet strategy to accommodate a new interest rate environment when, in management's opinion, economic and policy signals indicate a changing trend in interest rates. Accordingly, in the first half of 1995 the Company sold bonds in anticipation of an increase in interest rates. Although management believes its action benefited the Company, the securities sales resulted in an immediate loss of $409,000.

   The following table sets forth the composition of the Company's investment portfolio at the dates indicated:

 Investment Securities Portfolio Composition          Dollars in Thousands
                                 At December 31,
                                    1996 1995
                                            ---------------- -----------------

SECURITIES HELD TO MATURITY: (1)

U.S. Treasury and other U.S. agencies and
corporations . . . . . . . . . . . . . . . . $        --         $        --
Obligations of states and political
subdivisions . . . . . . . . . . . . . . . .          25                  25
Mortgage-backed securities . . . . . . . . .          --                  --
                                                 -------             -------
  Total . . . . . . . . . . . . . . . . . . .$        25          $       25
                                                 =======             =======

SECURITIES AVAILABLE FOR SALE: (2)

U.S. Treasury and other U.S. agencies and
corporations . . . . . . . . . . . . . . . . .   $ 35,930           $ 34,865
Obligations of states and political
subdivisions . . . . . . . . . . . . . . . . .      3,799              4,008
Mortgage-backed securities . . . . . . . . . .     24,822             26,422
Other (3). . . . . . . . . . . . . . . . . . .      2,706              2,055
                                                  -------            -------
     Total . . . . . . . . . . . . . . . . . .   $ 66,627           $ 67,350
                                                  =======            =======

(1) Securities held to maturity are carried on the Company's books at amortized cost.

(2) Securities available for sale are carried on the Company's books at fair value.

(3) Includes FHLB stock Federal Reserve stock and FNMA stock.

DEPOSIT ACTIVITIES

    Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from interest payments, loan principal payments, loan and security sales, and funds from operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. The Banks may use borrowings on a short-term basis if necessary to compensate for reductions in the availability of other sources of funds, or borrowings may be used on a longer term basis for general business purposes.

    Deposits are attracted principally from within the Banks' primary market area through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. The Banks have not aggressively attempted to obtain large denomination, high interest-bearing certificates except to address a particular funding need.

    Maturity terms, service fees and withdrawal penalties are established by the Banks on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

    The growth in deposits is primarily the result of the Company's new locations in Shawnee and Leawood, Kansas. During 1996, the Company experienced an increase in savings, NOW and time accounts with balances of less than $100,000. The non-interest-bearing account balance as of December 31, 1996, showed a $3.3 million or 18% increase from the balance as of December 31, 1995. The average balance increased accordingly $4.1 million or 30% as a result of growth at the Company's Shawnee and Leawood, Kansas locations.

    The following table sets forth a summary of maturities in the investment portfolio at December 31, 1996:

MATURITY  SCHEDULE OF SECURITIES  AVAILABLE FOR SALE

                                         At market value
                                       Dollars in Thousands
                                       At December 31, 1996

                        One year           Over One Year        Over 5 Years
                         or less          through 5 Years      through 10 Years    Over 10 Years      Total

                      Amount  Weighted   Amount   Weighted     Amount  Weighted    Amount  Weighted    Amount  Weighted
                                Yield               Yield                Yield               Yield               Yield

U.S. Treasury and
other U.S. agencies
and corporations . . $14,465     5.65%   $21,465     5.49%     $  -----   ------  $  -----    ------    $35,930   5.55%

Obligations of
states and
political
subdivisions . . . .     712     8.38%     2,989      7.58%          98     6.81%    -----    -----       3,799   7.71%

Mortgage-backed
securities . . . . .   -----    -----     19,854      5.83%       4,607     6.33%      361     7.40%     24,822   5.95%

Other. . . . . . . .   2,076     6.51%      ----                     --                ---                2,076   6.51%
                       -----              ------      -----        ----     -----    -----     -----      -----   -----

Total. . . . . . . . $17,253             $44,308                $ 4,705              $ 361              $66,627   5.85%
                      ======              ======                 ======               ====               ======

   The following table sets forth the average balances and weighted average rates for the Company's categories of deposits at the dates indicated.

Average Deposit Balances and Rates               Dollars in Thousands
                                                Year Ended December 31,

                                      1996                          1995
                             ----------------------- --------------------------
                                               % of                      % of
                            Average  Average  Total    Average  Average  Total
                            Balance  Rate    Deposits  Balance  Rate   Deposits
                            -------  ------- --------  -------  ------- -------

Non-interest checking. . .$  17,850    0.00%     7.5% $ 13,733    0.00%      7%

Savings deposits and
interest-bearing
checking . . . . . . . . .   66,957    3.89%    28.0%   55,189    3.09%     28%

Certificates of deposit. .  153,785    5.42%    64.5%  129,543    5.46%     65%
                            -------    ----     -----  -------    ----     ----

  Total . . . . . . . . . .$238,592              100% $199,095             100%
                           ========    ====      ==== ========             ===

   The Company does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on its business. Management believes that substantially all the Banks' depositors are residents in their respective primary market area.

Capital and Liquidity

    Acquisition Indebtedness. The Company had a credit facility it used to finance prior acquisitions. The balance drawn under the facility was $7 million as of December 31, 1995. The Company used proceeds from the Offering to retire its outstanding obligations of $6.6 million under the facility on November 22, 1996.

    Sources of Liquidity. Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by federal funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. The Banks also have established a credit facility with the FHLB under which the Banks are eligible for short or long-term advances secured by real estate loans or mortgage-related investments. The Company's liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from its subsidiary banks. As of December 31, 1996, the Company had established a pre-approved $10.0 million line of credit with a non-affiliated correspondent bank.

    Capital. The Company and the Banks actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through the retention of earnings or capital infusions. Each Bank's ability to incur additional indebtedness or to issue or pay dividends on common or preferred stock may be limited by regulatory policies and the terms of the outstanding securities.

Impact of Inflation and Changing Prices

    The financial statements and related financial data concerning the Company presented in this Annual Report have been prepared in accordance with generally accepted accounting principles, with the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction or have the same magnitude as changes in the prices of goods and services.

Accounting and Financial Reporting

    The Financial and Accounting Standards Board (the "FASB") issued Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" in June 1996 and Statement 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" in December 1996. These statements provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company will adopt these statements as required in 1997 and 1998. The adoption is not expected to have a significant impact on its financial condition or results of operation.

ITEM 7.   FINANCIAL STATEMENTS

                   INDEPENDENT AUDITORS' REPORT



The Board of Directors
Gold Banc Corporation, Inc.:


We have audited the accompanying consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP




Kansas City, Missouri
February 7, 1997

          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                  Consolidated Balance Sheets

                   December 31, 1996 and 1995
                         (In thousands)

                         Assets                   1996               1995
                         ------                   ----               ----

Cash and due from banks                         $12,380              8,281
Federal funds sold and interest-bearing
deposits                                          8,891              1,494
                                                 ------              -----

    Total cash and cash equivalents               2,127             23,223
                                                 ------              -----
Investment securities (note 2):

    Held-to-maturity                                 25                 25
    Available-for-sale                           64,551             65,295
    Other                                         2,076              2,055
                                                 ------             ------
      Total investment securities                66,652             67,375
                                                 ------             ------
Mortgage loans held for sale, net                 2,182              6,665
Loans, net (note 3)                             197,914            154,805
Premises and equipment, net (note 4)             11,977              7,328
Deferred taxes (note 9)                             678                872
Accrued interest and other assets                 3,935              3,689
                                                 ------             ------
                                               $304,609            263,957
                                                =======            =======

            Liabilities and Stockholders' Equity
            ------------------------------------

Liabilities:
     Deposits (note 5)                         $255,656             226,381
     Securities sold under agreements to
     repurchase (note 6)                         10,050              15,638
     Federal funds purchased, long-term debt
     and other borrowings (note 7)                6,878               8,992
     Accrued interest and other liabilities       1,884               1,624
                                                -------              ------
        Total liabilities                       274,468             252,635
                                                -------              ------

Stockholders' equity (notes 9 and 12):

    Preferred stock, 7,500,000 shares
    authorized, no shares issued                      -                   -
    Preferred stock, Class B $1,000
    par value, 1,000 shares authorized,
    65 shares issued at December 31, 1995             -                  65
    Common stock, $1 par value, 7,500,000 shares authorized; 4,300,000 and 2,000,000 shares issued and outstanding
    at December 31, 1996 and 1995, respectively   4,300                2,000
    Additional paid-in capital                   16,768                1,015
    Retained earnings                             9,704                8,353
    Unrealized loss on available-for-sale
    securities, net                               (355)                (111)
    Unearned compensation (note 9)                (276)                   -
                                                 ------                -----
       Total stockholders' equity                30,141               11,322

Commitments and contingent liabilities (note 9)       -                    -
                                                -------              -------
                                               $304,609              263,957
                                                =======              =======
       See accompanying notes to consolidated financial statements.

          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

               Consolidated Statement of Earnings

                   December 31, 1996 and 1995
             (In thousands, except per share data)

                                           1996       1995
                                      ---------   --------

Interest income:
  Loans, including fees              $   16,923     14,486
  Investment securities                   3,939      3,760
  Other                                     454        185
                                     ----------   --------
                                         21,316     18,431

Interest expense:
   Deposits                              10,932      8,804
   Borrowings and other                   1,328      1,241
                                      ---------   --------
                                         12,260     10,045
                                       --------   --------
      Net interest income                 9,056      8,386

Provision for loan losses (note 3)          120      1,284
                                       --------   --------
      Net interest income after
      provision for loan losses           8,936      7,102
                                       --------   --------

Other income:

     Service fees                          659         650
     Net gains on sale of mortgage
     loans                               1,128       1,058
     Net securities losses                 (38)        (84)
     Gain on sale of other assets          297          18
     Other                                 360         296
                                       -------     -------
                                         2,406       1,938
                                       -------     -------

Other expense:

     Salaries and employee benefits      5,097       4,438
     Net occupancy expense               1,375       1,137
     Federal deposit insurance
     premiums (note 5)                     549         332
     Other                               2,195       2,094
                                        ------       -----
                                         9,216       8,001
                                        ------       -----
        Earnings before income taxes     2,126       1,039

Income taxes (note 8)                      775         335
                                        ------       -----
     Net earnings                        1,351         704
                                        ======       =====
Earnings per share                        0.60        0.34
                                        ======       =====
Weighted average common shares
outstanding                          2,246,552   2,063,415
                                     =========   =========

     See accompanying notes to consolidated financial statements.

          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

             Consolidated Statements of Cash Flows

             Years ended December 31, 1996 and 1995
                         (In thousands)



                                             1996               1995
                                            ------             ------

Cash flows from operating activities:
   Net earnings                           $  1,351                704
   Adjustments to reconcile net
    earnings to net cash provided by
    (used in) operating activities:
       Provision for loan losses               120               1,284
       Net losses on sales of
       available-for-sale securities            38                  84
       Amortization of investment
       securities' premiums, net of
       accretion                                69                  92
       Depreciation and amortization           549                 512
       Gain on sale of assets, net            (335)                (22)
       Net (increase) decrease in mortgage
       loans held for sale                   4,483              (4,879)
       Other changes:
         Accrued interest receivable and
         other assets                         (514)               (502)
         Accrued interest payable and
         other liabilities                     260                 255
                                            ------               -----
         Net cash provided by (used in)
         operating activities                6,021              (2,472)
                                            ------               ------

Cash flows from investing activities:
  Net increase in loans                    (43,214)             (21,728)
  Principal collections and proceeds
  from maturities of held-to-maturity
  securities                                     -                  609
  Principal collections and proceeds
  from sales and maturities of available-
  for-sale securities                       27,183               29,535
  Purchases of available-for-sale
  securities                               (26,938)             (28,152)
  Purchases of other securities                (21)                   -
  Net additions to premises and equipment   (5,190)              (2,866)
  Proceeds from sale of other assets           922                  269
     Net cash used in investing activities (47,258)             (22,333)

Cash flows from financing activities:
  Increase in deposits                      29,275               39,951
  Net increase (decrease) in
  short-term borrowings                       (588)               1,312
  Proceeds from long-term debt                   -                  500
  Principal payments on long-term debt        (390)                (595)
  Purchase of treasury stock                  (134)              (1,095)
  Proceeds from issuance of common stock,
  net of costs                              18,122                  350
  Proceeds from sale of treasury stock           -                  263
                                            ------               ------
       Net cash provided by financing
       activities                           39,285               40,686
                                            ------               ------
       Increase (decrease) in cash and cash
       equivalents                          (1,952)              15,881
Cash and cash equivalents,
   beginning of year                        23,223                7,342
                                            ------                -----

Cash and cash equivalents, end of year     $21,271               23,223
                                            ======               ======

                                             1996                  1995
                                             ----                  ----
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest   $12,112                9,740
                                            ======                =====
  Cash paid during the year for income
  taxes                                   $    776                1,165
                                            ======                =====
Supplemental schedule of noncash investing activities:
 Loans transferred to other real
 estate owned                             $    741                   94
                                            ======                =====

 Transfer of held-to-maturity investment
 securities to available-for-sale         $     -                26,129
                                            ======               ======

Supplemental schedule of noncash financing activities:
 Common stock subscribed                  $     -                    50
                                           =======               ======

         See accompanying notes to consolidated financial statements.


             GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity

               Years ended December 31, 1996 and 1995
                           (In thousands)


                                                                                 Unrealized
                                                                                 gain (loss)
                                                          Additional             on securities
                                      Preferred   Common  paid-in     Retained   available-for-   Unearned    Treasury
                                        stock     stock   capital     earnings   sale, net       compensation  stock      Total
                                      ---------  -------  ----------  --------   --------------  ------------  --------   -----

Balance at December 31, 1994            $  100     2,042       1,405     7,649          (1,197)            -       (35)   9,964
Purchase of 117,756 shares of common
stock                                        -         -           -         -               -             -    (1,095)  (1,095)
Issuance of 53,346 shares of common
stock                                        -        53         347         -               -             -         -      400
Sale of 23,339 shares of common
stock                                        -         -         (25)        -               -             -       288      263
Retirement of 35 shares
of Class B preferred stock                 (35)        -           -         -               -             -        35        -
Retirement of 94,416 shares of
common stock                                 -       (95)       (712)        -               -             -       807        -
Change in unrealized gain of
securities available for sale                -         -           -         -           1,086             -         -    1,086
Net earnings                                 -         -           -       704               -             -         -      704
                                         -----     -----       -----     -----           -----          ----      ----    -----
Balance at December 31, 1995                65     2,000       1,015     8,353            (111)            -         -   11,322

Conversion of 65 shares of preferred
stock into 14,048 shares of common
stock                                      (65)       14          51         -               -             -          -       -
Redemption and retirement of 105.5
shares of common stock                       -       (14)       (120)        -               -             -          -    (134)
Issuance of 2,300,000 shares of common
stock, net of issuance costs of $1,942,000   -     2,300      15,822         -               -             -          -   18,122
Purchase of shares of common stock
for the employee stock ownership plan        -         -           -         -               -          (276)         -     (276)
Change in unrealized loss of securities
available-for-sale                           -         -           -         -            (244)            -          -     (244)
Net earnings                                 -         -           -     1,351               -             -          -    1,351
                                          ----     -----       -----     -----            ----          ----        ----   -----
Balance at December 31, 1996           $     -     4,300      16,768     9,704            (355)         (276)         -   30,141
                                        ======     =====      ======     =====            =====          ====       ====  ======

          See accompanying notes to consolidated financial statements.

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            December 31, 1996 and 1995


(1)  Summary of Significant Accounting Policies

     Principles of Consolidation

     Theconsolidated  financial  statements  include  the  accounts of Gold Banc
        Corporation, Inc. and its subsidiaries, Exchange National Bank, Marysville, Kansas, Citizens State Bank and Trust Company, Seneca, Kansas and Provident Bank, f.s.b., St. Joseph, Missouri, collectively referred to as the Company. All significant intercompany transactions have been eliminated.

     Nature of Operations

     TheCompany is a multibank holding company that owns and operates banks located in northeastern Kansas and northwestern Missouri. The banks are community banks that provide a full range of commercial and consumer banking services primarily to small and medium-sized communities and the surrounding market areas, and most recently, to suburban Kansas City.

     Initial Public Offering

     Effective  November  19,  1996,  the Company  completed  an initial  public offering selling 2,000,000 shares of its common stock at $8.75 per share. Subsequently, the Company's underwriter exercised its over-allotment option and on December 19, 1996, the Company sold an additional 300,000 shares at $8.75 per share. Total expenses, including underwriter's discounts, aggregated $1,942,000. The Company is considered by the Securities and Exchange Commission (SEC) as a small business enterprise and, accordingly, files SEC-related items as such. The Company's shares are registered on the NASDAQ under the symbol GLDB.

     Estimates

     Thepreparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investment Securities

     TheCompany classifies investment securities as either available-for-sale or held-to-maturity. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity. All other securities are classified as available-for-sale.

     Held-to-maturity    securities    are   recorded   at    amortized    cost.
        Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

     A  decline in the market  value of any  security  below cost that is deemed
        other  than   temporary   is  charged  to  income,   resulting   in  the
        establishment of a new cost basis for the security.

     Premiums and discounts are amortized or accredited over the life of the related security as an adjustment to interest income. Dividend and interest income is recognized when earned. Realized gains and losses upon disposition of available-for-sale securities are included in income using the specific identification method for determining the cost of the securities sold.

     Mortgage Loans Held for Sale

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Fees received on such loans are deferred and recognized in income as part of the gain or loss on sale. Net unrealized losses are recognized through a valuation allowance by charges to income.

    The Company adopted the Financial  Accounting Standards Board's Statement of
        Financial Accounting Standard (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," on January 1, 1996. This statement requires that the value of retained mortgage servicing rights related to loans originated and sold after January 1, 1996 be capitalized as an asset, thereby increasing the gain on sale of the loan by the amount of the asset. The adoption of this standard did not have a material impact on the Company.

     Loans

     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

     Interest income on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Significant loan and commitment fee income and related costs are deferred and amortized in relationship to the respective loan or commitment.

     Allowance for Loan Losses

     Provisions for losses on loans receivable are based upon management's estimate of the amount required to maintain an adequate allowance for losses, relative to the risk in the loan portfolio. This estimate is based on reviews of the loan portfolio, including assessment of the estimated net realizable value of the related underlying collateral, and upon consideration of past loss experience, current economic conditions and such other factors which, in the opinion of management, deserve current recognition. Amounts are charged off as soon as probability of loss is established, taking into consideration such factors as the borrower's financial condition, underlying collateral and guarantees. Loans are also subject to periodic examination by regulatory agencies. Such agencies may require charge-offs or additions to the allowance based upon their judgments about information available at the time of their examination.

     Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line and accelerated methods based on the estimated useful lives of the related assets.

     Goodwill

    The excess  cost  over  fair  value  of  assets   acquired  of  consolidated
        subsidiaries is being amortized on a straight-line basis over periods of ten to twenty-five years.

     Income Taxes

    The Company and its  subsidiaries  file a  consolidated  federal  income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for subsequent changes in tax rates is recognized in the period that includes the tax rate change.

     Cash and Cash Equivalents

    For purposes of the consolidated statements of cash flows, cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing deposits.

     Earnings Per Share

     Earnings per share is based upon the weighted average shares outstanding during the periods presented.

(2)  Investment Securities

    The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities by major security type at December 31, 1996 and 1995 are as follows (in thousands):

                                   Gross         Gross       Estimated
                      Amortized    unrealized    unrealized     fair
                         Cost      gains         losses         value
                      ---------    ----------    ----------  ---------

     1996
     ----

Held-to-maturity:
 Obligations of
 states and
 political
 subdivisions          $    25             -            -          25

Available-for-sale:
  U.S. treasury and
  agency securities    $36,107            17         (194)     35,930

  Obligations of
  states and
  political
  subdivisions          3,759             44           (4)      3,799

  Mortgage-backed
  securities           25,253              -         (431)     24,822
                      -------          -----        -----      ------

    Total            $ 65,119             61         (629)     64,551
                      =======          =====        =====      ======

    1995
    ----

Held-to-maturity:
 Obligations of
 states and
 political
 subdivisions       $     25               -            -          25

Available-for-sale:
  U.S. treasury
  and agency
  securities        $ 39,918             129         (182)     34,865

  Obligations of
  states and
  political
  subdivisions        3,936               75           (3)      4,008

  Mortgage-backed
  securities         26,619                2         (199)     26,422

    Total          $ 65,473              206         (384)     65,295

   Theamortized cost and estimated fair value of debt securities at December 31,
      1996, by contractual maturity, are shown below (in thousands).
       Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                              Held-to-maturity             Available-for-sale
                           ----------------------       -----------------------
                           Amortized    Estimated       Amortized     Estimated
                           cost        fair value       cost         fair value
                           ----------  ----------       ----------   ----------
Due in one year or less    $    -            -          15,160       15,178
Due after one year
through five years             25           25          24,606       24,453
Due after five years
through ten years               -            -             100           98
Mortgage-backed securities      -            -          25,253       24,822
                          -------        -----          ------       ------
    Total                  $  25            25          65,119       64,551
                          ======         =====          ======       ======

     Other securities at December 31, 1996 and 1995 consist primarily of stock in the Federal Reserve Bank and Federal Home Loan Bank. Amortized cost of such investments approximates their fair value. At December 31, 1996, investment securities with fair values of approximately $45,064,000 were pledged to secure public deposits and for other purposes.

(3)  Loans

     Loans are summarized as follows (in thousands):

                                  1996      1995
                                  ----      ----

Real estate - mortgage        $100,707    71,690
Real estate - construction      27,413    24,398
Commercial                      48,413    38,715
Agricultural                    11,668    11,029
Consumer                         9,085     8,387
Other                            3,162     3,301
                               -------    ------
                               200,448   157,520

Allowance for loan losses       (2,534)   (2,715)
                               -------    ------
                              $197,914   154,805
                               =======   =======

     At December  31,  1996,  the  Company   serviced  loans  of   approximately
        $29,000,000 for investors. Service fee income of approximately $82,000 and $90,000, respectively, related to these portfolios is included in service fee income in the consolidated statements of earnings for the years ended December 31, 1996 and 1995. During 1996, loans were sold without servicing retained and, accordingly, the impact of SFAS No. 122 was insignificant.

                        GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

     Loans made to directors and officers of the Company approximated $5,990,000 and $3,960,000 at December 31, 1996 and 1995. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization.

     Impaired loans are considered  insignificant at December 31, 1996 and 1995.
        Nonaccrual loans approximated $319,000 and $1,739,000 at December 31, 1996 and 1995. The interest income not recognized on these loans was approximately $23,000 and $27,000 in 1996 and 1995.

     Activity in the allowance  for loan losses during the years ended  December
        31, 1996 and 1995 are as follows (in thousands):

                                  1996     1995
                                 -----    -----

Balance at beginning of year    $2,715   $2,047
Provision for loan losses          120    1,284
Loan charge-offs                  (328)    (671)
Loan recoveries                     27       55
                                 -----    -----
Balance at end of year          $2,534   $2,715
                                 =====    =====

(4)  Premises and Equipment

     Premises and equipment are summarized as follows (in thousands):

                                 1996      1995
                                -----     -----

Land                           $2,280     1,418
Buildings and leasehold
improvements                    4,955     4,470
Construction in progress        3,522       509
Furniture, fixtures and
equipment                       3,536     2,756
Automobiles                       146       198
                                -----     -----
                               14,439     9,351
Accumulated depreciation and
amortization                    2,462     2,023
                               ------     -----
                              $11,977     7,328
                               ======     =====

     Depreciation expense aggregating  $525,000 and $433,000 for the years ended
        December 31, 1996 and 1995, respectively, has been included in net occupancy expense in the accompanying consolidated statements of earnings.

(5)  Deposits

     Deposits are summarized as follows (in thousands):

                                1996      1995
                                ----      ----

Demand:
    Noninterest bearing      $22,277     18,934

    Interest-bearing:
        NOW                    7,579      6,598
        Advantage             11,477     10,119
        Super NOW             14,916      9,963
        Money market          31,951     17,287
                             -------     ------
                              65,923     43,967
                             -------     ------
             Total demand     88,200     62,901

Savings                       10,330     11,166
Time                         157,126    152,314
                             -------    -------
                            $255,656    226,381
                             =======    =======

     Time deposits include certificates of deposit of $100,000 and over, totaling approximately $33,149,000 and $25,074,000 at December 31, 1996 and 1995, respectively.

     Principal maturities of time deposits at December 31, 1996 are as follows (in thousands):

                               Year       Amount
                               ----      --------
                               1997      $110,224
                               1998        31,779
                               1999         7,628
                               2000         4,366
                               2001         2,992
                            Thereafter        137
                                          -------
                                         $157,126
                                          =======

     During 1996, the Federal Deposit Insurance  Corporation  imposed a one-time special assessment on Savings Association Insurance Fund (SAIF) assessable deposits. The assessment on the Company's SAIF deposits was $389,000 and is included in federal deposit insurance premiums in the accompanying consolidated statements of earnings.

(6)  Securities Sold Under Agreements to Repurchase

     Information concerning securities sold under agreements to repurchase is as follows (in thousands):


                               1996       1995
                              ------     ------
Average monthly balance
during the year               $5,780     5,937
Average interest rate
during the year                 5.29%     5.39
Maximum month-end balance
during the year              $19,522    15,638

     At December 31, 1996, such agreements were secured by investment and mortgage-backed securities. Pledged securities are maintained by a safekeeping agent under the control of the Company.

(7)  Federal Funds Purchased, Long-term Debt and Other Borrowings

     Federal funds purchased fluctuate daily based on the liquidity needs of the Company. As of December 31, 1996, federal funds purchased of $5,000,000 had an interest rate of 7.0% and a one-day maturity.

     Following is a summary of long-term borrowings at December 31, 1996 and 1995 (in thousands):

                                          1996     1995
                                         -----     -----

Note payable to bank, interest at 6.0%   $   -     7,000
Note payable of Gold Banc Corporation, Inc. Employee Stock Ownership Plan, interest at Boatmen's corporate base rate, (8.25% at December 31, 1996) secured by 31,888 shares of Company
stock (see note 9)                          276        -
Federal Home Loan Bank (FHLB) borrowings by a subsidiary bank bearing weighted average fixed interest rates of 5.48% and 6.02% at December 31, 1996 and 1995, respectively, secured by qualifying one-to-four family mortgage
loans                                     1,602    1,992
                                          -----    -----
                                         $1,878    8,992
                                          =====    =====

     At December 31, 1996, the Company had a $10,000,000 committed line of credit with a correspondent bank with no advances outstanding.

     Principal maturities on long-term borrowings are as follows (in thousands):

                                Year      Amount
                                ----      ------

                                1997      $  362
                                1998         362
                                1999         292
                                2000         252
                                2001         128
                             Thereafter      482
                                          ------
                                         $ 1,878
                                          ======

    Noneof the Company's borrowings have any related compensating balance requirements which restrict the usage of Company assets. However, regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of the amounts shown as consolidated "cash and due from banks" from everyday usage in operation of the banks. The minimum reserve requirements for the subsidiary banks at December 31, 1996 approximated $984,000.

(8)  Income Taxes

     Income tax expense (benefit) related to operations for 1996 and 1995 is summarized as follows (in thousands):

                         Current         Deferred        Total
                         -------         --------        --------

1996:
     Federal              $271              359           630
     State                 142                3           145
                           ---              ---           ---
                          $413              362           775
                           ===              ===           ===

1995:
    Federal               $581             (450)          131
    State                  214              (10)          204
                           ---             ----           ---
                          $795             (460)          335
                           ===             ====           ===

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below (in thousands):

                                              1996          1995
                                              ----          ----

Deferred tax assets:
  Allowance for loan losses                 $   396         758
  Unrealized losses on available-for-sale
    securities, net                             235          67
  State taxes                                   488         320
  Other                                         150         141
                                              -----        ----
       Total deferred tax assets              1,269       1,286
                                              -----       -----

Deferred tax liabilities:

  FHLB stock dividends                          125         125
  Premises and equipment                        427         206
  Other                                          39          83
                                               ----         ---
      Total deferred tax liabilities            591         414
      Net deferred tax asset                 $  678         872
                                              =====        ====

    A valuation allowance for deferred tax assets was not necessary at December 31, 1996 and 1995.

     A reconciliation of expected income tax expense based on the statutory rate of 34% to actual tax expense for 1996 and 1995 is summarized as follows (dollars in thousands):


                                        1996                      1995
                              ---------------------    ------------------------
                              Amount       Percent     Amount          Percent
                              ------       -------     ------          --------

Expected federal income
    tax expense               $ 723         34.0%       $ 353          34.0%

Municipal interest              (58)        (2.7)         (76)         (7.3)

State taxes, net of federal
    tax benefit                 142          6.6          135          13.0

Other, net                      (32)        (1.4)         (77)         (7.4)
                               ----        -----         -----        ------

                             $ 775         36.5%         $ 335         32.3%

(9)  Employee Benefit Plans

     On January 1, 1986, the Company established the Gold Banc Corporation, Inc.
        Employee Stock Ownership Plan (ESOP) to acquire shares of the Company common stock for the benefit of all eligible employees. The amount of annual contributions from the Company, if any, is determined by the Board of Directors. Contributions were approximately $78,000 and $75,000 for the years ended December 31, 1996 and 1995, respectively. The ESOP, which is noncontributory, covers substantially all employees of the corporation.

     During  1996,  the ESOP  borrowed  $275,800  from an  unaffiliated  bank to purchase 31,888 shares of common stock from a stockholder of the Company (see note 7). The ESOP will repay the loan with contributions received from the Company. Accordingly, the Company has recorded the obligation with an off-setting amount of unearned compensation included in stockholders' equity in the accompanying 1996 consolidated balance sheet.

     In 1995,  the Company  established a 401(k) savings plan for the benefit of all eligible employees. The Company does not match employee contributions. The 401(k) plan covers substantially all employees of the corporation.

     TheCompany's Board of Directors and stockholders have approved the adoption of the 1996 Equity Compensation Plan (the Plan). Under the terms of the Plan, the Company can grant stock options, stock appreciation rights, restricted stock, performance units or performance shares. Options granted under the Plan will carry an exercise price equal to or greater than the fair market value at the date of grant, and generally expire ten years after grant. The Company has reserved 250,000 shares of common stock for issuance under the Plan. No options have been granted to date.

(10) Financial Instruments with Off-balance Sheet Risk

     Financial instruments, which represent off-balance sheet credit risk, consist of open commitments to extend credit, irrevocable letters of credit and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $36,900,000

                        GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

        at December 31, 1996. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

    The Company  processes  residential  home  mortgage  loans  for  sale in the secondary market. In conjunction with the sale of such loans, the Company has entered into agreements with the purchasers of the loans, setting forth certain provisions. Among those provisions is the right of the purchaser to return the loans to the Company in the event the borrower defaults within a stated period. This period ranges among the various purchasers from between one to twelve months. Loans sold with recourse amounted to approximately $6,021,000 and $26,511,000 at December 31, 1996 and 1995, respectively. The Company's exposure to credit loss in the event of default by the borrower and the return of the loan by the purchaser is represented by the difference in the amount of the loan and the recovery value of the underlying collateral.

(11) Disclosures About the Fair Value of Financial Instruments

    The following   disclosures   of  the  estimated  fair  value  of  financial
        instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company and its subsidiaries using available market information and valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.
        Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company and its subsidiaries could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material impact on the estimated fair value amounts.

                       GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements

    The estimated fair value of the Company's financial instruments is as follows (in thousands):

                                       1996                      1995
                             ------------------------   -----------------------
                             Carrying       Estimated   Carrying      Estimated
                             amount        fair value   amount       fair value
                             -----------   ----------   ----------   ----------

Investment securities        $    66,652       66,652       67,376       67,376
                               =========    =========    =========   ==========
Mortgage loans held for sale $     2,182        2,182        6,665        6,765
                               =========    =========    =========   ==========
Loans                        $   197,914      197,802      154,805      155,573
                               =========    =========    =========   ==========
Deposits                     $   255,656      255,463      226,380      226,290
                               =========    =========    =========   ==========
Securities sold under agree-
ments to repurchase          $    10,050       10,050       15,638       15,638
                               =========    =========    =========   ==========
Federal funds purchased
and other short-term
borrowings                   $     5,000        5,000            -            -
                               =========    =========    =========   ==========

Long-term debt               $     1,878        1,877        8,992        8,786
                               =========    =========    =========   ==========


    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Investment Securities - Various methods and assumptions were used to estimate fair value of the investment securities. For investment securities, excluding other securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The carrying value of other securities approximates fair values.

        Loans Held for Sale - The fair value of loans held for sale equals the contractual sales price agreed upon with third-party investors.

        Loans - For certain homogenous categories of loans, such as some Small Business Administration guaranteed loans, student loans, residential mortgages, consumer loans and commercial loans, fair value is estimated using quoted market prices for similar loans or securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

        Deposits - The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

        Long-term Debt - The fair value of long-term debt is estimated using discounted cash flow analyses based on the Company's and subsidiaries' current incremental borrowing rates for similar types of borrowing arrangements.

        Federal  Funds  Purchased  and  Securities  Sold  Under   Agreements  to
        Repurchase - For federal funds purchased and securities sold under agreements to repurchase, the current carrying amount is a reasonable estimate of fair value.

        Commitments to Extend Credit and Irrevocable Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of letters of credit is based on the fees currently charged for similar agreements. These instruments were determined to have no positive or negative market value adjustments and are not listed in the following table.

        Loans Sold with Recourse - The fair value of loans sold with recourse is limited to the contractual amount of the loans required to be repurchased. Loans currently under the recourse provision have been sold to investors within the last twelve months. Because the recourse provisions have not yet expired, it is impractical to determine the fair value; however, it is not believed they would have a material market value adjustment.

     Thefair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

(12) Capital Adequacy

     Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the table below on a consolidated basis, dollars in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

                                                                                To be well
                                                          For capital       capitalized under
                                                           adequacy         prompt corrective
                                      Actual               purposes         action provisions
                               -------------------   -------------------   ----------------------
                               Amount        Ratio   Amount        Ratio   Amount           Ratio
                               ------        -----   ------        -----   ------           -----

At December 31, 1996:
  Total risk-based capital
  (to risk-weighted assets):  $30,496       14.92%   $16,350       8.00%   $20,438          10.00%
  Tier I capital
  (to risk-weighted assets):   29,987       14.68      8,175       4.00     12,263           6.00
  Tier I capital
  (to average assets):         29,987       10.97     10,930       4.00     13,663           5.00

At December 31, 1995:
  Total risk-based capital
  (to risk-weighted assets):   11,433        7.16     12,765       8.00     15,956          10.00
  Tier I capital
  (to risk-weighted assets):   10,894        6.83      6,382       4.00      9,574           6.00
  Tier I capital
  (to average assets):         10,894        4.62      9,400       4.00     11.800           5.00

(13) Parent Company Condensed Financial Statements

     Following is condensed financial information of the Company as of and for the years ended December 31, 1996 and 1995 (in thousands):


                              Condensed Balance Sheets
                             December 31, 1996 and 1995

                 Assets                       1996                  1995
                 ------                       ----                  ----

Cash                                       $    53                   103
Federal funds sold, securities purchased
under agreements to resell and
interest-bearing deposits                    8,641                     -
Loans, net                                       -                   852
Investment in subsidiaries                  21,189                16,853
Other                                          565                   632
                                            ------                ------
    Total assets                           $30,448                18,440

   Liabilities and Stockholders' Equity
   ------------------------------------

Borrowed funds                             $   276                 7,000
Other                                           31                   118
Stockholders' equity                        30,141                11,322
                                            ------                ------
Total liabilities and stockholders' equity $30,448                18,440
                                            ======                ======

                     GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements


                       Condensed Statements of Earnings
                    Years ended December 31, 1996 and 1995


                                                1996             1995
                                                ----             ----
Dividends from subsidiaries                  $   500            1,770
Interest income                                   56               24
Other expense, net                             1,197            1,295
Income before equity in undistributed
earnings of subsidiaries                       (641)              499
Increase (decrease) in undistributed equity
of subsidiaries                               1,585              (237)
Earnings before income taxes                    944               262
Income tax benefit                              407               442
Net earnings                                $ 1,351               704

                     Condensed Statements of Cash Flows
                    Years ended December 31, 1996 and 1995

                                                1996              1995
                                                ----              ----

Cash flows from operating activities:
  Net earnings                                 $1,351               704
 (Increase) decrease in undistributed equity
  of subsidiary                                (1,585)              237
 Other                                            331                 2
 Net cash provided by operating activities        (97)              943
 Cash flows from investing activities:
 Net change in loans                              501              (501)
 Net additions to premises and equipment            5                12
 Capital contributions to subsidiaries         (3,000)                -
 Net cash used in investing activities         (2,494)             (489)

Cash flows from financing activities:
 Principal payments on long-term debt          (7,000)             (145)
 Purchase of treasury stock                      (134)             (832)
 Issuance of common stock                      18,122               350
 Net cash provided by (used in) financing
 activities                                    10,988              (627)
 Net increase (decrease) in cash                8,591              (173)
 Cash at beginning of year                        103               276
 Cash at end of year                          $ 8,694               103


    The primary  source of funds  available  to the  Company  is the  payment of dividends by the subsidiaries. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 1996, the subsidiaries could pay dividends of $3,320,000 without prior regulatory approval.

 ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

     In November 1995, the Company retained Keith E. Bouchey, a principal of GRA Thompson, White & Company, P.C. ("GRA Thompson") to serve as its Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. At the time of his employment by the Company, GRA Thompson served as the Company's independent certified public accountants. In view of the Securities and Exchange Commission's rules dealing with the independence of accounts, the Board of Directors of the Company retained KPMG Peat Marwick LLP to serve as the Company's new independent certified public accountants on April 29, 1996. There were and are no disagreements with GRA Thompson on any matter of accounting principles or practice, financial statement disclosure, or auditing scope and procedure and GRA Thompson's reports on the adverse opinion or disclaimer of opinion or been qualified as to uncertainty, audit scope or accounting principles.

                                  PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item with respect to (i) directors, executive officers, promoters and control persons and (ii) compliance with
 Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 1997.

 ITEM 10.     EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 1997.

 ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 1997.

 ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 1997.

 ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

 (a)   Exhibits

       3(a) Amended and Restated Articles of Incorporation of the Company*

       3(b) Restated By-laws of the Company*

       4    Form of Common Stock Certificate*

       9(a) Proxy Agreement/Shareholder Agreement between Michael W. Gullion and
            William Wallman, dated as of September 15, 1996*

       9(b) Proxy Agreement/Shareholder Agreement between Michael W. Gullion and
            William F. Wright, dated as of September 15, 1996*

       10(a)Employment Agreement between the Company and Michael W.
            Gullion*

       10(b)Employment Agreement between the Company and Keith E.
            Bouchey*

       10(c)Gold Banc Corporation, Inc. 1996 Equity Compensation Plan*

       10(d)Form of Tax Sharing Agreements between the Company and the Banks*

       10(e)Form of Federal Home Loan Bank Credit Agreement to which each of the Banks is a party*

       16   Letter Regarding Change in Certifying Accountants*

       21   List of Subsidiaries of the Company

       23   Consent of KPMG Peat Marwick LLP

       27   Financial Data Schedule

 *Previously filed as an exhibit to Registration Statement No. 333-12377 and the same is incorporated herein by reference.

 (b)   Reports on Form 8-K

  None.

                           SIGNATURES


 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLD BANC CORPORATION, INC.
                                  (Registrant)


                                       /s/ Michael W. Gullion
                                  By:  --------------------------------------
                                       Michael W. Gullion
                                       Chief Executive Officer

 Dated:  March 24, 1997


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

     Signature                Title                      Date


 /s/ Michael W. Gullion       Chairman of the Board,     March 24, 1997
 Michael W. Gullion           President and Chief Executive
                              Officer (Principal Executive
                              Officer)


/s/ Keith E. Bouchey          Director, Executive Vice      March 24, 1997
 Keith E. Bouchey             President, Chief Financial Officer,
                              Treasurer and Corporate Secretary
                              (Principal Financial Officer and
                              Principal Accounting Officer)


/s/ William Wallman           Director                       March 24, 1997
 William Wallman


/s/ D. Michael Browne         Director                       March 24, 1997
 D. Michael Browne


/s/ William F. Wright         Director                       March 24, 1997
 William F. Wright

                                   EXHIBIT 21


                        LIST OF SUBSIDIARIES OF THE COMPANY

Exchange National Bank
Citizens State Bank and Trust Company
Provident Bank, f.s.b. (subsidiary of Provident Bancshares, Inc.)
Gold Banc Financial Services, Inc. (subisidiary of Exchange National Bank) Citizens Investments, Inc., (subsidiary of Citizens State Bank and Trust
                              Company)