Form 10QSB
period 1997-03-31
GOLD BANC CORP INC
filed 1997-05-15
CIK 1015610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997


__ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from _________________________ to ___________________.

Commission File Number:  0-28936

                           GOLD BANC CORPORATION, INC.
        (Exact name of small business issuer as specified in its charter)

               Kansas                                          48-1008593
          (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or organization)                 Identification No.)

                     11301 Nall Avenue, Leawood, Kansas     66211
              (Address of principal executive office)     (Zip code)

                                (913) 451-8050
                (Registrant's telephone number, including area code)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No __


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

         Class                                    Outstanding at April 30, 1997

-----------------------------------               ------------------------------
Common Stock, $1.00 par value                                  4,300,000

                           GOLD BANC CORPORATION, INC.
                           INDEX TO 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997
                                                                            PAGE
PART I:     FINANCIAL INFORMATION

     ITEM 1:     FINANCIAL STATEMENTS                                         1

                 Consolidated Balance Sheets at March 31, 1997 (unaudited)
                 and December 31, 1996                                        1

                 Consolidated Statements of Earnings - Three months ended March 31, 1997 and March 31, 1996 (unaudited) 2

                 Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and March 31, 1996 (unaudited) 3

                 Notes to Consolidated Financial Statements                   5
     ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                   6

PART II:         OTHER INFORMATION

     ITEM 1:     LEGAL PROCEEDINGS                                            8

     ITEM 2:     CHANGES IN SECURITIES                                        8

     ITEM 3:     DEFAULTS UPON SENIOR SECURITIES                              8

     ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS                                                      8

     ITEM 5:     OTHER INFORMATION                                            8

     ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                             8

                 SIGNATURES                                                   9

                                     PART I
                              FINANCIAL INFORMATION

                   GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 (In thousands)


                                              March 31, 1997    Dec. 31, 1996
                                              ----------------  -------------
                                                (unaudited)
                   Assets
Cash and due from banks                         $     9,774      $  12,380
Federal funds sold and interest-bearing deposits      6,802          8,891
                                                ----------------------------
           Total cash and cash equivalents           16,576         21,271

Investment Securities:
   Held-to-maturity securities                           25             25
   Available-for-sale securities                     64,486         64,551
   Other                                              2,090          2,076
                                                -----------------------------
           Total investment securities               66,601         66,652
                                                 ----------------------------
Loans, net (Note 2)                                 210,217        200,096
Premises and equipment, net                          12,137         11,977
Deferred taxes                                          688            678
Accrued interest and other assets                     4,195          3,935
                                                  -------- ---------------
           Total Assets                         $   310,414     $  304,609
                                                ===========   =============

    Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                     $   257,707     $  255,656
   Securities sold under agreements to repurchase    17,969         10,050
   Federal funds purchased, long-term debt and other  2,319          6,878
       borrowings
   Accrued interest and other liabilities             1,809          1,884
                                               ------------- --------------
           Total liabilities                        279,804        274,468
                                               ------------   -------------

Stockholders' equity:
   Preferred stock, 7,500,000 shares authorized, no
       shares issued                                   -               -
   Common stock, $1.00 par value, 7,500,000 shares
       authorized, 4,300,000 shares issued and
       outstanding                                   4,300           4,300
   Additional paid-in capital                       16,768          16,768
   Retained earnings                                10,306           9,704
   Unrealized loss on available-for-sale securities,  (488)           (355)
   Unearned compensation                              (276)           (276)
                                                 --------- ----------------
          Total stockholders' equity                30,610          30,141
                                               -------------  -------------
                                              $    310,414    $    304,609
                                               ============    ============

                    GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                           For The Three Months Ended
                      (In thousands, except per share data)
                                   (unaudited)

                                         March 31, 1997     March 31, 1996
                                         --------------     --------------
Interest Income:
   Loans, including fees                   $     4,757   $     3,843
   Investments securities                        1,001         1,194
   Other                                            63             1
                                         ------------- --------------
                                                 5,821         5,038
Interest expense:
   Deposits                                      2,827         2,653
   Borrowings and Other                            225           334
                                         ------------- -------------
                                                 3,052         2,987
                                         ------------- -------------
       Net interest income                       2,769         2,051
Provision for loan losses                          105            30
                                         ------------- -------------
   Net interest income after provision for loan  2,664         2,021
   losses                                ------------- -------------

Other income:
   Service fees                                    161           150
   Net gains on sale of mortgage loans             117           353
   Net securities losses                          (13)             -
   Net loss on sale of other assets                (1)             -
   Other                                            82           119
                                          ------------  ------------
                                                   346           622
Other expense:
   Salaries and employee benefits                1,129         1,255
   Net occupancy expense                           417           341
   Federal deposit insurance premiums               26            49
   Other                                           512           448
                                          ------------  ------------
                                                 2,084         2,093
                                         ------------- -------------
   Earnings before income taxes                    926           550
Income taxes                                       323           197
                                          ------------  ------------
   Net earnings                           $        603  $        353
                                          ============  ============
Earnings per share (Note 3)               $        .14  $        .18
                                          ------------  ------------
Weighted average common shares outstanding   4,300,000     2,003,616
                                           -----------  ------------

                     GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           For the Three Months Ended
                                 (In thousands)
                                   (unaudited)

                                                     March 31,   March 31,
                                                       1997        1996
                                                       ----        ----
Cash flows from operating activities:
   Net earnings                                         $603       $353
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
           Provision for loan losses                     105         30
           Net losses on sales of available-for-sale
             securities                                   13         --
           Depreciation and amortization, net of
             accretion                                   233        (90)
           Loss on sale of assets, net                     1        154
           Net decrease in mortgage loans held for
             sale                                      1,046      1,031
           Other changes:
              Accrued interested receivable and other
                assets                                  (516)   (1,712)
              Accrued interest payable and other
                liabilities                              149       443
                                                         -------------
              Net cash provided by operating
                activities                             1,634       209
                                                       ---------------
Cash flows from investing activities:
   Net increase in loans                             (11,271)   (1,140)
   Principal collections and proceeds from sales and
       maturities of available-for-sale securities     5,750     6,409
   Purchases of available-for-sale securities         (5,926)  (18,230)
   Net additions to premises and equipment              (374)     (537)
   Proceeds from sale of other assets                     80        59
                                                       ----------------
           Net cash used in investing activities     (11,741)  (13,439)
                                                     ------------------
Cash flows from investing activities:
   Increase in deposits                                2,051       462
   Net increase (decrease) in short-term borrowings    3,420    (2,892)
   Principal payments on long-term debt                  (59)     (439)
   Purchase of treasury stock                             --      (196)
   Proceeds from sale of common stock                     --        65

           Net cash provided (used) by financing
           activities                                   5,412   (3,000)
                Decrease in cash and cash equivalents  (4,695) (16,230)
Cash and cash equivalents, beginning of year           21,271   23,223
                                                       ----------------
Cash and cash equivalents, end of quarter             $16,576  $ 6,993
                                                      =================

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Basis of presentation.

      The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1996 Annual Report on Form 10-KSB.

    The consolidated financial statements include the accounts of the Company's subsidiaries, Exchange National Bank, Citizens State Bank, and Provident Bank, f.s.b. (the "Banks"). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements as of March 31, 1997, and for the three months ended March 31, 1997 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Earnings for the three months ended March 31, 1997 are not necessarily indicative of the results that will be achieved for the entire year.


     2.  Earnings per common share.

     Earnings per common share are based upon the weighted average number of common shares outstanding during the periods.

     3.  Subsequent Events.

     The Company announced on April 17, 1997, the signing of an agreement to acquire Peoples Bancshares, Inc., Clay Center, Kansas and its subsidiary, Peoples National Bank, through a tax-free exchange of stock. At December 31, 1996, Peoples National Bank had total assets of $72.4 million, deposits of $60.9 million and loans of $33.2 million. The transaction is expected to close in the third quarter of 1997 and be accounted for as a pooling of interests.

     On April 7, 1997, the Company granted options to certain officers of the Company to purchase a total of 70,500 shares of the Company's Common Stock at the fair market value of the Company's stock on that date.

     On April 30, 1997 the Company declared a quarterly dividend in the amount of $.03 per share.

     4.   New Accounting Pronouncement.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's net income was $603,000 for the three months ended March 31, 1997, compared to net income of $353,000 for the three months ended March 31, 1996, yielding an annualized return on average assets ("ROA") of .79% for the quarter ended March 31, 1997, compared to 0.54% for the quarter ended March 31, 1996. Return on average common stockholders' equity ("ROE") for three month periods ended March 31, 1997 and 1996 was 7.86% and 12.30%, respectively. The primary reason for the earnings increase for the first quarter of 1997 over 1996 was greater interest income through an improved net interest margin coupled with greater loan volume.

FINANCIAL CONDITION

     Total assets were $310.4 million at March 31, 1997, an increase of $5.8 million from December 31, 1996. Total average assets were $304.0 million for the quarter ended March 31, 1997, compared to $260.6 million for the quarter ended March 31, 1996. Average interest-earning assets were $280.7 million for the three months ended March 31, 1997 and $241.8 million for the three months ended March 31, 1996. Assets increased during the quarter due to loan growth during the quarter of $10.1 million primarily at Exchange National Bank's Leawood and Shawnee, Kansas locations.

     The increase in net loans from December 31, 1996 to March 31, 1997 was funded through increases in deposits of $2.1 million, short-term borrowings of $3.4 million and draws an existing cash reserves of $4.7 million. The allowance for loan losses increased to $2.6 million at March 31, 1997 from $2.5 million at December 31, 1996. The allowance represented 1.22% and 1.25% of total loans as of March 31, 1997 and December 31, 1996, respectively.

RESULTS OF OPERATIONS

Net Interest Income

     Total interest income for the quarter ended March 31, 1997 was $5.8 million, a 15.5% increase over the three months ended March 31, 1996. Average total earning assets increased $39.4 million or 18.3% at March 31, 1997, compared to December 31, 1996. The increase is primarily the result of the opening of Exchange National Bank's branch facility in Leawood, Kansas in the fourth quarter of 1995 as well as the continued growth in loans at the Shawnee branch.

    Total interest expense for the first quarter of 1997 was 2.2% higher than in the first quarter of 1996 as a result of the increases in interest-bearing liabilities and interest rates. Average total interest-bearing liabilities increased by $19.5 million or 8.4% during the first quarter of 1997 compared to the first quarter of 1996, primarily due to increased volume of time deposits originated by Exchange National Bank in connection with the opening of its Leawood location and the continued growth of its Shawnee location.

     Net interest income was $2.8 million for the three months ended March 31, 1997, compared to $2.1 million for the same period in 1996, an increase of 35.0%. This increase is attributable to significantly greater loan volumes primarily originated from Exchange National Bank's Leawood and Shawnee, Kansas branches and a net interest margin for the period of 3.98% compared with 3.43% for the same period in 1996.

Provisions for Loan Losses

     The provision for loan losses for the three months ended March 31, 1997, was $105,000, an increase of $75,000, or 250% from the $30,000 provision during the comparable 1996 period. This increase reflects the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth. The allowance represented 1.22% and 1.25% of total loans as of March 31, 1997 and March 31, 1996, respectively.

Non-Interest Income

     Non-interest income for the three months ended March 31, 1997, was $346,000, a decrease of 44.4% from the same period in 1996. The decrease is primarily a result of reduced gains on sales of mortgage loans at Provident Bank, f.s.b., which is consistent with the Company's plan to reduce its reliance on secondary market mortgage lending.

Non-Interest Expense

     Non-interest expense decreased slightly by $9,000 for the three months ended March 31, 1997, as compared to the same period in 1996. This decrease was primarily due to a 10% reduction in salaries and benefits expenses. In the third quarter of 1996, Provident Bank, f.s.b. substantially altered the manner in which it conducts its mortgage banking business. The changes include a substantial reduction in personnel that decreased the Company's salaries and employee benefits expenses. Net occupancy expense increased due to depreciation, property taxes and utility costs associated with Exchange National Bank's new Leawood branch. The Company's overall efficiency ratio showed its third consecutive quarter of improvement, ending the first quarter of 1997 at 66.9%, compared to 78.3% for the first quarter of 1996.

Income Tax Expense

      Income tax expense for the three months ended March 31, 1997 and March 31, 1996 was $323,500 and $197,000, respectively. The effective tax rates for those periods were 34.9% and 35.8%, respectively.

CAPITAL AND LIQUIDITY

     At  March  31,  1997,  the  Company's  Tier  1  risk-based  capital,  total risk-based capital and leverage ratios were 14.5%, 15.8% and 10.1%, respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At March 31, 1997, the Company had risk-weighted assets of $212.5 million. On April 30, 1997, the Company's Board of Directors declared a quarterly dividend in the amount of $.03 per common share.

     The Company had approximately $8.4 million in cash and short-term investment grade securities at March 31, 1997 remaining from its initial public offering completed in the fourth quarter of 1996. Those proceeds are expected to be used to finance the Company's growth strategy and for general corporate purposes. The Company established a line of credit in the amount of $10.0 million with a correspondent bank during the first quarter of 1997. No amounts had been drawn under the line as of March 31, 1997. On April 30, 1997, the Company's Board of Directors declared a quarterly dividend in the amount of $.03 per common share.

ACCOUNTING AND FINANCIAL REPORTING

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

                                 PART II
                            OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         None

ITEM 2:  CHANGES IN SECURITIES

         None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None

ITEM 5:  OTHER INFORMATION

         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-B

         27.  Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         None

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GOLD BANC CORPORATION, INC.



Date:  May 14, 1997                        By: /s/ Keith E. Bouchey
                                            -----------------------------------
                                               Keith E. Bouchey
                                               Executive Vice President,
                                               Chief Financial Officer,
                                               Treasurer and Corporate
                                               Secretary

 (Authorized officer and principal financial officer of the registrant)