Form 10KSB/A
period 1997-03-26
GOLD BANC CORP INC
filed 1997-07-25
CIK 1015610

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

  The Company's expansion activity also has allowed Exchange Bank to diversify its loan portfolio, which was previously dominated by loans related to the agricultural industry. Further, the loan demand in these suburban Johnson County communities, due to heavy residential and small business development, is greater than that experienced in the market areas served by Citizens and Exchange Bank - Marysville. The difference in the deposit characteristics, which are more stable in Seneca and Marysville, and borrowing characteristics between the communities has allowed the Company to deploy excess low-cost deposit funds derived from Citizens and Exchange Bank - Marysville into loans in the growing Kansas City metropolitan communities of Shawnee and Leawood, Kansas.

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

  The following table presents the Company's average balances, interest earned or accrued, and the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated:

                    COMPARATIVE AVERAGE BALANCES, YIELDS AND RATES

                                       DOLLARS IN THOUSANDS
                                     YEAR ENDED DECEMBER 31,

                                  1996                     1995
                            ---------------------------------------------------
                                           Average                      Average
                                Interest     Rate             Interest    Rate
                        Average  Income/   Earned/   Average   Income/  Earned/
                        Balance  Expense     Paid    Balance   Expense    Paid
                       --------  -------   -------   -------   -------  -------

ASSETS:

Loans, net (1) . . .  $ 176,584  $16,923     9.58%   $149,578 $ 14,486    9.68%

Investment
securities-taxable. .    64,201    3,742     5.83      54,289    3,303     6.08

Investment securities-
nontaxable (2). . . .     3,856      197     7.73       5,144      260     6.78

Other earning assets .   10,402      454     4.36        .601      382     5.79
                        --------   -----     -----    -------    -----    -----
  Total earning assets. 255,043   21,316     8.40     215,612   18,431     8.59
                                  -------    -----              -------    ----
Non-interest-earning
assets. . . . . . . . .  21,084                        16,750
                        --------                       ------
  Total assets. . . . . $276,127                     $232,362
                         =======                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Savings deposits and
interest-bearing
checking . . . . . . . .$  66,957 $ 2,604     3.89%  $ 55,819 $  1,726    3.09%

Time deposits. . . . . .  153,785   8,328     5.42    129,543    7,078     5.46

Short-term borrowings. .   14,637     829     5.66     11,677      639     5.47

Long-term borrowings . .    7,840     499     6.36      9,300      602     6.47
                         --------   -----     ----     ------   ------    -----
 Total interest-bearing
 liabilities . . . . . .  243,219  12,260     5.04    206,339   10,045     4.87

Non-interest-bearing
liabilities. . . . . . .   18,085                      14,463

Stockholders' equity . .   14,823                      11,560
                          --------                     ------
  Total  liabilities and
  stockholders' equity. .$ 276,127                   $232,362
                           ======                       =====

Net interest income (3).          $ 9,056                       $ 8,386
                                     ====                          ====

Net interest spread. . .                        3.36%                     3.72%
                                                 ===                       ===

Net interest margin (4).                        3.59%                     3.93%
                                                 ===                       ===
   (1) Non-accruing loans are included in the computation of average balance.

   (2) Yield is adjusted for the tax effect of tax exempt securities. The tax effects in 1996 and 1995 were $101 and $89, respectively. The combined marginal rate used was 34%.

  (3) The Company includes loan fees in interest income. Such fees totaled $807,000 and $623,000 in 1996 and 1995, respectively.

  (4) The net yield on average earning assets is the net interest income divided by average interest-earning assets.

   The following table presents the components of changes in the Company's net interest income as attributed to volume and rate on a tax-equivalent basis. The net change attributable to the combined impact of volume and rate has been solely allocated to the change in rate.

                                              DOLLARS IN THOUSANDS                     DOLLARS IN THOUSANDS
                                             YEAR ENDED DECEMBER 31,                  YEAR ENDED DECEMBER 31,
RATE/VOLUME INTEREST ANALYSIS                 1996 COMPARED TO 1995                   1995 COMPARED TO 1994
                                 --------------------------------------------      ----------------------------------------
                                 Volume       Average Rate      Total Changes      Volume     Average Rate    Total Changes
                                 ------       ------------      -------------      -------    ------------    -------------

INTEREST INCOME:

  Loans (1) . . . . . . . . . $   2,615          $   (178)           $  2,437       $ 2,533       1,228         3,761

  Investment Securities-taxable     617              (178)                439        (1,066)        257           (809)

  Investment Securities-nontaxable (87)                24                 (63)          (12)         (1)           (13)

  Other earning assets. . . .       234              (162)                 72            76          67            143
                                -------           --------             ------       -------      ------        -------
    Total interest income . .     3,379              (494)              2,885       $ 1,531       1,551          3,082

INTEREST EXPENSE:

  Savings deposits and
  interest-bearing checking. .      344               534                 878          (143)        182              39

  Time deposits . . . . . . . .   1,325               (75)              1,250           567       1,409           1,976

  Short-term borrowings . . . .     162                28                 190           100         147             247

  Long-term borrowings. . . . .     (94)               (9)               (103)          (59)         83              24
                                  -----              -----              ------         -----      -----            ----

    Total interest expense . . .  1,736               479               2,215           465       1,821            2,286

  Increase (decrease) in net
  interest income. . . . . . . .$ 1,642           $  (972)            $   670         1,066        (270)             796
                                =======           ========            =======         =====       ======           =====
--------------------

  (1) The Company includes loan fees in interest income. Such fees totaled $807,000 and $623,000 in 1996 and 1995, respectively.

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

   INTEREST RATE SENSITIVITY ANALYSIS            DOLLARS IN THOUSANDS
                                               AS OF DECEMBER 31, 1996
                                                  TERM TO REPRICING
                                         ------------------------------------
                                         0-3       4-12         OVER 1 to    Over
                                        MONTHS     MONTHS       5 YEARS      5 YEARS     TOTAL
                                        -------   ---------     ----------   -------    -----

INTEREST-EARNING ASSETS:

Loans. . . . . . . . . . . . . . . . .  $ 78,105   $54,066     $58,353       $12,106     $202,630

Investment securities. . . . . . . . .     7,687    12,085      32,443        14,437       66,652

Other interest-bearing
assets . . . . . . . . . . . . . . . .   15,032         --          --            --       15,032
                                         ------     ------      ------       -------       ------
Total interest-earning
assets . . . . . . . . . . . . . . . .  100,824     66,151      90,796        26,543      284,314

INTEREST-BEARING LIABILITIES:

Savings deposits and
interest-bearing checking . . . . . .    76,253          --         --            --       76,253

Time deposits. . . . . . . . . . . . .   41,789       69,435     45,765           137      157,126

Short-term borrowings. . . . . . . . .   14,120          251        679            --       15,050

Long-term borrowings . . . . . . . . .      108          254      1,034           482        1,878
                                         ------       ------      -----        ------       ------
Total interest-bearing
liabilities. . . . . . . . . . . . . .   132,270       69,940    47,478           619      250,307

Interest sensitivity gap . . . . . . . . (31,446)      (3,789)   43,318        25,924       34,007

Cumulative gap . . . . . . . . . . . . . (31,446)      (35,235)   8,083        34,007

Cumulative ratio of
interest-earning
assets to interest-bearing liabilities. . 76.23%         94.58%  103.24%       113.59%

Ratio of cumulative gap
to interest-
earning assets. . . . . . . . . . . . . . (31.19%)       (21.10%)  3.14%        11.96%

   The cumulative gap value indicated above for the zero to three month and the four to twelve month periods indicates that a rise in interest rates would have a negative effect on net interest income. The Company has the ability to reprice the rates on savings deposits and interest bearing checking. Historically the rates on these deposits have not been repriced when rates have had small movements. The cumulative gap for one year and greater shows that the Company is positioned so that an increase in interest rates will have a positive effect on interest income.

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

    The following table presents the balance of each major category of the Company's loans at the dates indicated.

    LOAN PORTFOLIO COMPOSITION             DOLLARS IN THOUSANDS
                                              AT DECEMBER 31,

                                          1996                  1995
                                  -------------------  ---------------------
                                  Amount          %      Amount            %
                                  ---------     -----    ------          ---

Commercial. . . . . . . . . . .   $ 48,413      23.89%   $ 38,715       23.58%

Real Estate Commercial. . . . .     27,413      13.53      24,398       14.86

Real estate. . . . . . . . . . .   100,707      49.70      71,690       43.66

Loans Held for sale. . . . . . .     2,182       1.08       6,665        4.06

Consumer and Other. . . . . . .     12,247       6.04      12,538        7.64

Agricultural. . . . . . . . . .     11,668       5.76      11,029        6.72
                                     -------    ------       -------   ------
Total loans. . . . . . . . . . .    202,630      100%      164,185     100%

Less allowance for loan
losses . . . . . . . . . . . . .      2,534                  2,715
                                     -------                -------
Total. . . . . . . . . . . . . .   $ 200,096              $ 161,470
                                     ========               =======

    The following table sets forth the maturities of portfolio loans outstanding at December 31, 1996.

    LOAN REPRICING SCHEDULE             DOLLARS IN THOUSANDS

                                           Due After Four     Due After One
                            Due in Three   Months But Before  Year But Before   Due After
                           Months or Less     One Year          Five Years      Five Years  Total
                           ------------   --------------      ---------------   ----------  ------

LOAN CATEGORY:

  Commercial . . . . . .     $  25,461      $  16,145         $  6,440          $   367  $  48,413

  Real Estate Construction.     21,624          5,716               73               -      27,413

  Real Estate . . . . . .       19,524         23,791           46,174            11,218   100,707

  Loans Held for Sale . .        2,182              -                -                -      2,182

  Agricultural. . . . . .        5,733          4,913              664               358    11,668

  Consumer and other. . .        3,581          3,501            5,002               163    12,247
                                -------         -----           ------           -------    ------
     Total loans  . . . .    $  78,105      $  54,066         $ 58,353          $ 12,106  $202,630
                               =======         ======           ======           =======  ========


  As of December 31, 1996, loans with maturities greater than one year include approximately $47.0 million in fixed rate loans and $23.5 million in floating or adjustable rate loans.

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

  The Company has no restructured loans as defined under SFAS 15. The Company recorded interest income on nonaccrural loans in the amounts of $23,000 and $172,000 in 1996 and 1995, respectively. The Company would have recorded additional interest in the amounts of $23,000 and $27,000 in 1996 and 1995, respectively if nonaccrual loans had been current during those periods.

    The following three largest non-performing assets represented 77.4% of all non-performing assets of the Company as of December 31, 1996.

    1) Default by a partnership on a $193,115 commercial real estate loan. The borrower has entered into a contract to sell the property for $350,000, with the proceeds to be used to repay the debt to the Company. The sale is scheduled to close in the first quarter of 1997.
    2) Property that Provident Bank has taken ownership of as a result of a default on a $90,000 mortgage loan on a condominium. The property is currently listed for sale.
    3) Default by a small concrete contractor. Borrower in process of liquidating assets. Liquidation sale scheduled for March, 1997.

     OREO as of December  31, 1996 totaled  $70,000,  down from the December 31,
1996 balance of $149,000 as a result of the sale of a single family residence maintained by Provident Bank. OREO as of December 31, 1996, consisted of one condominium unit located in a resort area.

     Non-performing assets are summarized in the following table:

NON-PERFORMING ASSETS                 Dollars in thousands
                                          At December 31,
                                      1996            1995
                                      ----            ----
Loan:
  Loan 90 days or more past due but
    still accruing                    $---            $    2
  Nonacrural loans                     319             1,739
                                      ----            ------
  Non-performing loans                 319             1,741
  OREO                                  70               149
                                      ----            ------
  Non-performing assets               $389            $1,890
                                      ----            ------
Non-performing loans as a
  percentage of total loans            .16%             1.06%
Non-performing assets as a
  percentage of total assets           .13%              .72%
Non-performing assets as a
  percentage of total loans
  and OREO                             .19%             1.16%


ALLOWANCE FOR LOAN LOSSES
-------------------------

  In 1995, the Company determined, based on the changing loan mix and portfolio growth resulting from the expansion into suburban Kansas City and an analysis of the loan loss reserves of banks similar to the Banks both in size and market served, that an allowance for loan losses of approximately 1.4% of loans was an appropriate reserve for the Company at that time. As the result of loan growth and loan charge-offs, by fourth quarter 1995, the Company's allowance had been reduced to 1.15% of loans. In anticipation of further loan growth in its new Johnson County market and in response to the normal review of non-performing loans, the Company made an additional provision for loan losses and, as a result, exceeded the targeted allowance. Loan growth, and to a lesser extent, charge-offs in 1996 reduced the allowance to approximately that reported at December 31, 1996, without a need for significant additional provisions. The allowance as a percentage of total loans at December 31, 1996 (1.25%) is consistent with the Company's goal. In the future, the Company expects that its loan loss reserve will be in a range consistent with historical ratios, which have varied from 1.15% to 1.65% of loans.

  The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. In the case of the Company, this is highlighted by the fact that as of December 31, 1996, net loans represented approximately
65% of its total assets. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, industry standards, management's experience, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary.

  The Company actively manages its past due and non-performing loans in each subsidiary bank in an effort to minimize credit losses and monitor asset quality to maintain an adequate loan loss allowance. Although management believes that its allowance for loan losses is adequate for each bank and collectively, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best informative available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the organization's non-performing or performing loans. Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover loan losses or that significant increases to the allowance will not be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of the Company's net income and capital and could result in the inability to pay dividends, among other adverse consequences.

  The allowance for loan losses on December 31, 1996 totaled $2.5 million, a slight decrease over December 31, 1995 resulting from charge-offs of $328,000, recoveries of $27,000 and provisions of $120,000. The allowance for loan losses totaled $2.7 million as of December 31, 1995. The allowance increased during 1995 by $668,000 which resulted from a combination of additional provisions of $1.3 million and net charge-offs of $616,000.

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

  The following table sets forth a summary of the deposits of the Company at the dates indicated:

                              DEPOSIT COMPOSITION

                                                       December 31
                                                 ------------------------
                                                 1996              1995
                                                 ------------------------
                                                  (Dollars in Thousands)

Non-interest bearing. . . . . . . . . . . .      $22,277          $18,934

Interest-bearing: . . . . . . . . . . . . .
  Savings and NOW Accounts. . . . . . . . .       76,253           55,134
  Time accounts less than $100,000. . . . .      123,977          127,239
  Time accounts greater than $100,000. . .        33,149           25,074
                                                 -------          -------

    Time deposits                               $255,656         $226,381
                                                 =======          =======

  The following table summarizes at December 31, 1996, the Company's certificates of deposit of $100,000 or more by time remaining until maturity:


                                           CERTIFICATES OF DEPOSIT
                                            $100,000 OR GREATER
                                           ------------------------
                                            (DOLLARS IN THOUSANDS)

Maturity Period:

  Less than three months. . . . . . . . .         $17,427
  Over three months through six months. .           7,091
  Over six months through twelve months .           5,297
  Over twelve months. . . . . . . . . . .           3,334
                                                  -------

    Total. . . . . . . . . . . . . . . .         $ 33,149
                                                 ========

  The Company has no other time deposits in excess of $100,000.

Capital and Liquidity

  The following represent key ratios of the Company for the periods indicated:

                                            Dec. 31, 1996       Dec. 31, 1995
                                            -------------       -------------

    Return on average assets..............  0.49%               0.30%
    Return on average equity..............  9.11%               6.09%
    Equity to assets ratio................  5.37%               4.98%
    Dividend payout ratio (1).............  0.00%               0.00%
---------------------
(1) On April 16, 1997, the Company declared a $.03 per share dividend payable to shareholders of record as of May 15, 1997.

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


KPMG PEAT MARWICK LLP




Kansas City, Missouri
February 7, 1997

          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                  Consolidated Balance Sheets

                   December 31, 1996 and 1995
                         (In thousands)

                         Assets                   1996               1995
                         ------                   ----               ----

Cash and due from banks                         $12,380              8,281
Federal funds sold and interest-bearing
deposits                                          8,891             14,942
                                                 ------              -----

    Total cash and cash equivalents              21,271             23,223
                                                 ------              -----
Investment securities (note 2):

    Held-to-maturity                                 25                 25
    Available-for-sale                           64,551             65,295
    Other                                         2,076              2,055
                                                 ------             ------
      Total investment securities                66,652             67,375
                                                 ------             ------
Mortgage loans held for sale, net                 2,182              6,665
Loans, net (note 3)                             197,914            154,805
Premises and equipment, net (note 4)             11,977              7,328
Deferred taxes (note 9)                             678                872
Accrued interest and other assets                 3,935              3,689
                                                 ------             ------
                                               $304,609            263,957
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

          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

             Consolidated Statements of Cash Flows

             Years ended December 31, 1996 and 1995
                         (In thousands)



                                             1996               1995
                                            ------             ------

Cash flows from operating activities:
   Net earnings                           $  1,351                704
   Adjustments to reconcile net
    earnings to net cash provided by
    (used in) operating activities:
       Provision for loan losses               120               1,284
       Net losses on sales of
       available-for-sale securities            38                  84
       Amortization of investment
       securities' premiums, net of
       accretion                                69                  92
       Depreciation and amortization           549                 512
       Gain on sale of assets, net            (335)                (22)
       Net (increase) decrease in mortgage
       loans held for sale                   4,483              (4,879)
       Other changes:
         Accrued interest receivable and
         other assets                         (514)               (502)
         Accrued interest payable and
         other liabilities                     260                 255
                                            ------               -----
         Net cash provided by (used in)
         operating activities                6,021              (2,472)
                                            ------               ------

Cash flows from investing activities:
  Net increase in loans                    (43,214)             (21,728)
  Principal collections and proceeds
  from maturities of held-to-maturity
  securities                                     -                  609
  Principal collections and proceeds
  from sales and maturities of available-
  for-sale securities                       27,183               29,535
  Purchases of available-for-sale
  securities                               (26,938)             (28,152)
  Purchases of other securities                (21)                   -
  Net additions to premises and equipment   (5,190)              (2,866)
  Proceeds from sale of other assets           922                  269
     Net cash used in investing activities (47,258)             (22,333)

Cash flows from financing activities:
  Increase in deposits                      29,275               39,951
  Net increase (decrease) in
  short-term borrowings                       (588)               1,312
  Proceeds from long-term debt                   -                  500
  Principal payments on long-term debt      (7,390)                (595)
  Purchase of treasury stock                  (134)              (1,095)
  Proceeds from issuance of common stock,
  net of costs                              18,122                  350
  Proceeds from sale of treasury stock           -                  263
                                            ------               ------
       Net cash provided by financing
       activities                           39,285               40,686
                                            ------               ------
       Increase (decrease) in cash and cash
       equivalents                          (1,952)              15,881
Cash and cash equivalents,
   beginning of year                        23,223                7,342
                                            ------                -----

Cash and cash equivalents, end of year     $21,271               23,223
                                            ======               ======

                                             1996                  1995
                                             ----                  ----
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest   $12,112                9,740
                                            ======                =====
  Cash paid during the year for income
  taxes                                   $    776                1,165
                                            ======                =====
Supplemental schedule of noncash investing activities:
 Loans transferred to other real
 estate owned                             $    741                   94
                                            ======                =====

 Transfer of held-to-maturity investment
 securities to available-for-sale         $     -                26,129
                                            ======               ======

Supplemental schedule of noncash financing activities:
 Common stock subscribed                  $     -                    50
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

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            December 31, 1996 and 1995


(1)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated  financial  statements include  the  accounts of Gold Banc
        Corporation, Inc. and its subsidiaries, Exchange National Bank, Marysville, Kansas, Citizens State Bank and Trust Company, Seneca, Kansas and Provident Bank, f.s.b., St. Joseph, Missouri, collectively referred to as the Company. All significant intercompany transactions have been eliminated.

     Nature of Operations

     The Company is a multibank holding company that owns and operates banks located in northeastern Kansas and northwestern Missouri. The banks are community banks that provide a full range of commercial and consumer banking services primarily to small and medium-sized communities and the surrounding market areas, and most recently, to suburban Kansas City.

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

     Estimates

    The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investment Securities

    The Company classifies investment securities as either available-for-sale or held-to-maturity. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity. All other securities are classified as available-for-sale.

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

  The amortized cost and estimated fair value of debt securities at December 31,
      1996, by contractual maturity, are shown below (in thousands).
       Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


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
                                          ------
                                         $ 1,878
                                          ======

    None of the Company's borrowings have any related compensating balance requirements which restrict the usage of Company assets. However, regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of the amounts shown as consolidated "cash and due from banks" from everyday usage in operation of the banks. The minimum reserve requirements for the subsidiary banks at December 31, 1996 approximated $984,000.

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

    The Company's Board of Directors and stockholders have approved the adoption of the 1996 Equity Compensation Plan (the Plan). Under the terms of the Plan, the Company can grant stock options, stock appreciation rights, restricted stock, performance units or performance shares. Options granted under the Plan will carry an exercise price equal to or greater than the fair market value at the date of grant, and generally expire ten years after grant. The Company has reserved 250,000 shares of common stock for issuance under the Plan. No options have been granted to date.

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

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

 (b)   Reports on Form 8-K

  None.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLD BANC CORPORATION, INC.
                                  (Registrant)


                                       /s/ Michael W. Gullion
                                  By:  --------------------------------------
                                       Michael W. Gullion
                                       Chief Executive Officer

 Dated:  July 25, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons in the capacities and on the dated indicated:

     Signature                Title                      Date


 /s/ Michael W. Gullion       Chairman of the Board,     July 25, 1997
 Michael W. Gullion           President and Chief Executive
                              Officer (Principal Executive
                              Officer)


/s/ Keith E. Bouchey          Director, Executive Vice    July 25, 1997
 Keith E. Bouchey             President, Chief Financial Officer,
                              Treasurer and Corporate Secretary
                              (Principal Financial Officer and
                              Principal Accounting Officer)


/s/ William Wallman           Director                      July 25, 1997
 William Wallman


/s/ D. Michael Browne         Director                       July 25, 1997
 D. Michael Browne


/s/ William F. Wright         Director                       July 25, 1997
 William F. Wright

                                   EXHIBIT 21


                        LIST OF SUBSIDIARIES OF THE COMPANY

Exchange National Bank
Citizens State Bank and Trust Company
Provident Bank, f.s.b. (subsidiary of Provident Bancshares, Inc.)
Gold Banc Financial Services, Inc. (subsidiary of Exchange National Bank) Citizens Investments, Inc., (subsidiary of Citizens State Bank and Trust
                              Company)