Form 10QSB
period 1997-06-30
GOLD BANC CORP INC
filed 1997-08-14
CIK 1015610

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

(Mark One)

X       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

__ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from _________________________ to _________________

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

         Class                                    Outstanding at July 31, 1997

-----------------------------------             ------------------------------
Common Stock, $1.00 par value                                  4,300,000

                             GOLD BANC CORPORATION, INC.
                           INDEX TO 10-QSB FOR THE QUARTERLY
                             PERIOD ENDED JUNE 30, 1997

                                                                           PAGE
                                                                           ----
PART I:     FINANCIAL INFORMATION

   ITEM 1:  FINANCIAL STATEMENTS                                              1

            Consolidated Balance Sheets at June 30, 1997 (unaudited)
            and December 31, 1996                                             1

            Consolidated Statements of Earnings - Six months ended June 30,
            1997 and June 30, 1996 (unaudited)                                2

            Consolidated  Statements  of Earnings - Three months ended June
            30, 1997 and June 30, 1996 (unaudited)                            3

            Consolidated  Statements  of Cash Flows - Six months ended June
            30, 1997 and June 30, 1996 (unaudited)                            4

                 Notes to Consolidated Financial Statements                   5

  ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                         7

PART II:   OTHER INFORMATION

  ITEM 1:  LEGAL PROCEEDINGS                                                 10

  ITEM 2:  CHANGES IN SECURITIES                                             10

  ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                   10

  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                                           10

  ITEM 5:  OTHER INFORMATION                                                 11

  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                  11

           SIGNATURES                                                        12

                                      PART I
                              FINANCIAL INFORMATION

                   GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                (In thousands)


                                              June 30, 1997    Dec. 31, 1996
                                              -------------    -------------
                                                (unaudited)
         Assets
        --------
Cash and due from banks                         $    11,838      $  12,380
Federal funds sold and interest-bearing deposits      7,443          8,891
                                                -----------   ------------
           Total cash and cash equivalents           19,281         21,271
                                                -----------   ------------
Investment Securities:
   Held-to-maturity securities                           25             25
   Available-for-sale securities                     57,236         64,551
   Other                                              2,587          2,076
                                                -----------   ------------
           Total investment securities               59,848         66,652
                                                 ----------   ------------
Loans, net                                          230,104        200,096
Premises and equipment, net                          12,167         11,977
Deferred taxes                                          775            678
Accrued interest and other assets                     4,423          3,935
                                               -----------   -------------
         Total Assets                          $   326,598      $  304,609
                                               ===========   =============

    Liabilities and Stockholders' Equity
    ------------------------------------
Liabilities:
   Deposits                                     $   263,291     $  255,656
   Securities sold under agreements to repurchase    26,400         10,050
   Federal funds purchased, long-term debt and        3,416          6,878
       other borrowings
   Accrued interest and other liabilities             2,027          1,884
                                              ------------   -------------
           Total liabilities                        295,134        274,468
                                              ------------   -------------

Stockholders' equity:
   Preferred stock, 7,500,000 shares authorized, no      -               -
       shares issued
   Common stock, $1.00 par value, 7,500,000 shares
       authorized, 4,300,000 shares issued and
       outstanding                                   4,300           4,300
   Additional paid-in capital                       16,768          16,768
   Retained earnings                                10,981           9,704
   Unrealized loss on available-for-sale
       securities, net                                (488)           (355)
   Unearned compensation                              (276)           (276)
                                               -------------  -------------
          Total stockholders' equity                31,464           30,141
                                               -------------  -------------
                                              $    326,598    $     304,609
                                               ============    ============

                    GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Earnings
                              For The Six Months Ended
                       (In thousands, except per share data)
                                    (unaudited)

                                         June 30, 1997      June 30, 1996
                                         --------------     --------------
Interest Income:
   Loans, including fees                   $     9,948   $     7,983
   Investments securities                        1,803         2,006
   Other                                           223           316
                                         -------------    ----------
                                                11,974        10,305
Interest expense:
   Deposits                                      5,702         5,341
   Borrowings and Other                            512           649
                                         -------------   -----------
                                                 6,214         5,990
                                         -------------   -----------
   Net interest income                           5,760         4,315
Provision for loan losses                          255            60
                                         -------------   -----------
   Net interest income after provision
       for loan losses                           5,505         4,255

Other income:
   Service fees                                    327           298
   Net gains on sale of mortgage loans             289           699
   Net securities losses                           (13)           --
   Net gain on sale of other assets                197             4
   Other                                           146           172
                                          ------------  ------------
                                                   946         1,173
Other expense:
   Salaries and employee benefits                2,313         2,605
   Net occupancy expense                           809           620
   Federal deposit insurance premiums               54            80
   Other                                         1,084         1,036
                                          ------------  ------------
                                                 4,260         4,341
                                          ------------  ------------
   Earnings before income taxes                  2,191         1,087

Income taxes                                       785           372
                                          ------------  ------------
   Net earnings                           $      1,406  $        715
                                          ============  ============
Earnings per share (Note 2)               $        .33  $        .36
                                          ------------  ------------
Weighted average common shares outstanding   4,300,000     2,001,825
                                           -----------  ------------

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Earnings
                             For The Three Months Ended
                       (In thousands, except per share data)
                                    (unaudited)

                                         June 30, 1997      June 30, 1996
                                         --------------     --------------
Interest income:
   Loans, including fees                   $     5,191   $     4,140
 Investments securities                            857           811
   Other                                           104           315
                                          ------------   -----------
                                                 6,152         5,266
Interest expense:
   Deposits                                      2,875         2,688
   Borrowings and Other                            287           314
                                         -------------   -----------
                                                 3,162         3,002
                                         -------------   -----------
       Net interest income                       2,990         2,264

Provision for loan losses                          150            30
                                         -------------   -----------
   Net interest income after provision
    for loan losses                              2,840         2,234

Other income:
   Service fees                                    167           149
   Net gains on sale of mortgage loans             172           346
   Net securities losses                             -             -
   Net loss on sale of other assets                198             4
   Other                                            64            52
                                          ------------  ------------
                                                   601           551
Other expense:
   Salaries and employee benefits                1,184         1,350
   Net occupancy expense                           397           279
   Federal deposit insurance premiums               28            31
   Other                                           566           588
                                          ------------  ------------
                                                 2,175         2,248
                                          ------------  ------------
   Earnings before income taxes                  1,266           537

Income taxes                                       462           175
                                          ------------  ------------
   Net earnings                           $        804  $        362
                                          ============  ============

Earnings per share (Note 2)               $        .19  $        .18
                                          ------------  ------------
Weighted average common shares outstanding   4,300,000     2,000,033
                                           -----------  ------------

                     GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                               For the Six Months Ended
                                   (In thousands)
                                     (unaudited)

                                                     June 30,    June 30,
                                                       1997        1996
                                                       ----        ----
Cash flows from operating activities:
   Net earnings                                       $1,406       $715
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
           Provision for loan losses                     255         60
           Net losses on sales of available-for-sale
             securities                                   13         --
           Depreciation and amortization, net of
             accretion                                   384        246
           Gain on sale of assets, net                  (197)       (4)
         Net decrease in mortgage loans held for
             sale                                       (127)     3,812
           Other changes:
              Accrued interested receivable and other
                assets                                  (646)   (3,483)
              Accrued interest payable and other
                liabilities                              142        154
                                                        -----   -------
      Net cash provided by operating
                activities                             1,230      1,500
                                                       ------   -------
Cash flows from investing activities:
   Net increase in loans                             (30,136)  (21,874)
   Principal collections and proceeds from sales and
       maturities of available-for-sale securities    18,435     12,871
   Purchases of available-for-sale securities        (11,650)  (17,999)
   Net additions to premises and equipment              (541)   (1,557)
   Proceeds from sale of other assets                    277          4
                                                       ------  --------
           Net cash used in investing activities     (23,615)  (28,555)
                                                     --------  --------
Cash flows from investing activities:
   Increase in deposits                                7,635    14,732
   Net increase (decrease) in short-term borrowings   13,051     2,254
   Proceeds from long-term debt                           --   (7,000)
   Principal payments on long-term debt                 (162)    6,425
   Dividends paid                                       (129)       --
   Purchase of treasury stock                             --        --
   Proceeds from sale of treasury stock                   --     (132)
                                                     -------- --------
           Net cash provided (used) by financing
           activities                                  20,395   16,279

                Decrease in cash and cash equivalents  (1,990) (10,776)

Cash and cash equivalents, beginning of year           21,271   23,223
                                                       -------  ------
Cash and cash equivalents, end of quarter             $19,281  $12,448
                                                      ========  ======

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

     The consolidated financial statements as of June 30, 1997, and for the six months ended June 30, 1997 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Earnings for the six months ended June 30, 1997 are not necessarily indicative of the results that will be achieved for the entire year.

    2.  Earnings per common share.

     Earnings per common share are based upon the weighted average number of common shares outstanding during the periods.

    3. Stock options.

        On April 7, 1997, the Company granted options to certain officers of the Company to purchase a total of 70,500 shares of the Company's Common Stock at the fair market value of the Company's stock on that date.

    4.  Pending acquisitions.

     The Company announced on July 14, 1997, the signing of an agreement to acquire Farmers Bancshares of Oberlin, Inc., Oberlin, Kansas and its subsidiary, Farmers National Bank, through a combination cash and tax-free exchange of stock. At June 30, 1997, Farmers National Bank had total assets of $51.8 million, deposits of $44.0 million and loans of $28.0 million. The transaction is expected to close in the third quarter of 1997 and be accounted for as a purchase under Generally Accepted Accounting Principles.

     The Company announced on April 17, 1997, the signing of an agreement to acquire Peoples Bancshares, Inc., Clay Center, Kansas and its subsidiary, Peoples National Bank, through a tax-free exchange of stock. Required regulatory approvals have been received and the transaction is expected to close in August, 1997. The transaction will be accounted for as a pooling of interests.

     5.  Subsequent Events.

        On July 31, 1997 the Company declared a quarterly dividend in the amount of $.03 per share to shareholders of record as of August 29, 1997, payable on September 12, 1997.

     6.   Legal proceedings.

        On April 28, 1997 Exchange Bank was named a defendant in the case captioned, ANDERSON, ET AL. VS. OLATHE BANK, ET AL., Case No. 97 C 5574 in the

District Court of Johnson County, Kansas. The plaintiffs allege that they invested in entities owned and controlled by individuals subject to claims by the Attorney General of the State of Kansas alleging consumer protection violations. The plaintiffs allege the defendants were contacted by the plaintiff's and allegedly provided false information, engaged in a joint effort to mislead, and were negligent with respect to references sought by the plaintiffs. Plaintiffs further allege that they relied to their detriment on those representations in deciding to invest. In addition to Exchange Bank, defendants include three Kansas banks, three bank officers of the defendant banks, the National Business Opportunity Bureau, and a New York attorney. The petition does not differentiate between these defendants in its assertions concerning the role allegedly played by each in contributing to plaintiff's alleged losses. The claim is brought on behalf of a class of over 2,400 persons who claim to have invested $15,000 or more each. There is no allegation that specifies the amount of damages plaintiffs contend that they sustained. Exchange Bank has denied any liability and is vigorously contesting the allegations made against it. The Company is not yet in a position to determine whether the expenses and losses, if any, in connection with this action will be material.

    7.   New Accounting Pronouncement.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's net income was $1.4 million for the six months ended June 30, 1997, compared to net income of $715,000 for the six months ended June 30, 1996, yielding an annualized return on average assets ("ROA") of .90% for the six months ended June 30, 1997, compared to 0.54% for the six months ended June 30, 1996. Return on average common stockholders' equity ("ROE") for the six months ended June 30, 1997 and 1996 was 9.18% and 12.84%, respectively. The primary reason for the earnings increase for the first half of 1997 over 1996 was greater interest income through an improved net interest margin coupled with greater loan volume.

FINANCIAL CONDITION

     Total assets were $326.6 million at June 30, 1997, an increase of $22.0 million from December 31, 1996. Total average assets were $311.1 million for the six months ended June 30, 1997, compared to $264.9 million for the six months ended June 30, 1996. Average interest-earning assets were $287.6 million for the six months ended June 30, 1997 and $245.9 million for the six months ended June 30, 1996. Assets increased during the first half of 1997 due to loan growth during the period of $30.0 million, primarily at Exchange National Bank's Leawood and Shawnee, Kansas locations.

The increase in net loans from December 31, 1996 to June 30, 1997 was primarily funded through increases in deposits of $7.6 million, short-term borrowings of $13.1 million, draws on existing cash reserves of $2.0 million and a reduction in investment securities of $6.8 million. The allowance for loan losses increased to $2.75 million at June 30, 1997 from $2.5 million at December 31, 1996. The allowance represented 1.18% and 1.25% of total loans as of June 30, 1997 and December 31, 1996, respectively.

RESULTS OF OPERATIONS

Net Interest Income

     Total interest income for the six months ended June 30, 1997 was $12.0 million, a 16.2% increase over the six months ended June 30, 1996. Average total earning assets increased $32.6 million or 12.8% at June 30, 1997, compared to December 31, 1996. The increase is primarily the result of loan growth at Exchange National Bank's office in Leawood, Kansas as well as the continued growth in loans at the Shawnee branch.

    Total interest expense for the first half of 1997 was 3.8% higher than in the first half of 1996 as a result of the increases in deposits and other interest-bearing liabilities. Average total interest-bearing liabilities increased by $42.2 million or 17.9% during the first half of 1997 compared to the first half of 1996, primarily due to increased volume of time deposits and short-term borrowings to fund loans originated by Exchange National Bank through its Leawood and Shawnee locations.

     Net interest income was $5.8 million for the six months ended June 30, 1997, compared to $4.3 million for the same period in 1996, an increase of 33.5%. This increase is attributable to significantly greater loan volumes primarily originated from Exchange National Bank's Leawood and Shawnee, Kansas locations and a net interest margin for the period of 4.01% compared with 3.57% for the same period in 1996.

Provisions for Loan Losses

     The provision for loan losses for the six months ended June 30, 1997, was $255,000, an increase of $195,000, or 325% from the $60,000 provision during the comparable 1996 period. This increase reflects the Company's objective of maintaining adequate reserve levels in recognition of significant loan growth. The allowance represented 1.18% and 1.25% of total loans as of June 30, 1997 and June 30, 1996, respectively.

Other Income

     Other income for the six months ended June 30, 1997, decreased $227,000, or 19.5% from the same period in 1996. This decrease is primarily a result of the Company's planned decision to reduce its reliance on less profitable secondary mortgage lending in its overall mortgage lending business.

Other Expense

     Other expense decreased slightly by $81,000 for the six months ended June 30, 1997, as compared to the same period in 1996. This decrease was primarily due to a reduction in salaries and benefits expenses. In the third quarter of 1996, Provident Bank, f.s.b. substantially altered the manner in which it conducted its mortgage banking business. The changes included a substantial reduction in personnel that decreased the Company's salaries and employee benefits expenses. Net occupancy expense increased due to depreciation, property taxes and utility costs associated with Exchange National Bank's new Leawood branch. The Company's overall efficiency ratio showed its fourth consecutive quarter of improvement, ending the second quarter of 1997 at 64.1%, compared to 66.9% for the first quarter of 1997 and 79.8% for the second quarter of 1996.

Income Tax Expense

      Income tax expense for the six months ended June 30, 1997 and June 30, 1996 was $785,000 and $372,000, respectively. The effective tax rates for those periods were 35.8% and 34.2%, respectively.

CAPITAL AND LIQUIDITY

     At June 30, 1997, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 10.1%, 12.3% and 13.3%, respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At June 30, 1997, the Company had risk-weighted assets of $255.6 million. On July 31, 1997, the Company's Board of Directors declared a quarterly dividend in the amount of $.03 per common share.

     The Company had approximately $7.5 million in cash and short-term investment grade securities at June 30, 1997 remaining from its initial public offering completed in the fourth quarter of 1996. Those proceeds are expected to be used to finance the Company's growth strategy and for general corporate purposes. The Company established a line of credit in the amount of $10.0 million with a correspondent bank during the first quarter of 1997. No amounts had been drawn under the line as of June 30, 1997.

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

                                 PART II
                            OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

               On April 28, 1997 Exchange Bank was named a defendant in the case captioned, ANDERSON, ET AL. VS. OLATHE BANK, ET AL., Case No. 97 C 5574 in the District Court of Johnson County, Kansas. The plaintiffs allege that they invested in entities owned and controlled by individuals subject to claims by the Attorney General of the State of Kansas alleging consumer protection violations. The plaintiffs allege the defendants were contacted by the plaintiff's and allegedly provided false information, engaged in a joint effort to mislead, and were negligent with respect to references sought by the plaintiffs. Plaintiffs further allege that they relied to their detriment on those representations in deciding to invest. In addition to Exchange Bank, defendants include three Kansas banks, three bank officers of the defendant banks, the National Business Opportunity Bureau, and a New York attorney. The petition does not differentiate between these defendants in its assertions concerning the role allegedly played by each in contributing to plaintiff's alleged losses. The claim is brought on behalf of a class of over 2,400 persons who claim to have invested $15,000 or more each. There is no allegation that specifies the amount of damages plaintiffs contend that they sustained. Exchange Bank has denied any liability and is vigorously contesting the allegations made against it. The Company is not yet in a position to determine whether the expenses and losses, if any, in connection with this action will be material.


ITEM 2:  CHANGES IN SECURITIES

         None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On  April  30,  1997  the  Company  held its  Annual  Meeting  of
Stockholders. The following items were submitted for consideration by the stockholders.

               Item 1 - Election of Directors

      Two Class I directors, Mr. Keith E. Bouchey and Mr. William
F. Wright, were elected at the Annual Meeting for terms expiring in 2000. Voting results were as follows:

               3,816,981 votes or 88.7% FOR
                   7,700 votes or  0.2% AGAINST
                       0 votes or  0.0% ABSTAINED
                 475,319 votes or 11.1% UNVOTED

Class II Director continuing in office is D. Michael Browne. Mr. Browne's term expires in 1998.

Class III Directors continuing in office are Michael W. Gullion and William Wallman. Class III Directors' terms expire in 1999.

               Item 2 - Proposal to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 7,500,000 to 25,000,000 and the number of shares of preferred stock from 7,500,000 and 25,000,000.

        Results of voting on Item 2 were as follows:

               3,595,366 votes or 83.6% FOR
                 208,077 votes or  4.8% AGAINST
                  17,195 votes or  0.4% ABSTAINED
                 479,362 votes or 11.2% UNVOTED


               Item 3 - Ratification of appointment of independent auditors. The Audit Committee recommended the reappointment of KPMG Peat Marwick LLP as the independent auditors for Company. Item 3 was approved with the following voting results:

               3,803,683 votes or  88.5% FOR
                   6,450 votes or  0.1% AGAINST
                  10,505 votes or  0.2% ABSTAINED
                 479,362 votes or 11.2% UNVOTED


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

                                           GOLD BANC CORPORATION, INC.



Date:  August 13, 1997                     By: /s/ Keith E. Bouchey

                                               --------------------------------
                                               Keith E. Bouchey
                                               Executive Vice President,
                                               Chief Financial Officer,
                                               and Corporate Secretary

 (Authorized officer and principal financial officer of the registrant)