Form 10QSB
period 1997-09-30
GOLD BANC CORP INC
filed 1997-11-13
CIK 1015610

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended Sept. 30, 1997

__      TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
    For the transition period from _________________________ to
 -------------------------

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

         Class                                  Outstanding at October 30, 1997

-----------------------------------             ------------------------------
Common Stock, $1.00 par value                                  5,066,615

                             GOLD BANC CORPORATION, INC.
                          INDEX TO 10-QSB FOR THE QUARTERLY
                             PERIOD ENDED SEPT. 30, 1997



                                                                          PAGE

PART I:     FINANCIAL INFORMATION

     ITEM 1:     FINANCIAL STATEMENTS

                 Consolidated Balance Sheets at Sept. 30, 1997 (unaudited)
                 and December 31, 1996                                      1

                 Consolidated Statements of Earnings - Nine months ended
                 Sept. 30, 1997 and Sept. 30, 1996 (unaudited)              2

                 Consolidated Statements of Earnings - Three months ended   3
                 Sept. 30, 1997 and Sept. 30, 1996 (unaudited)

                 Consolidated Statements of Cash Flows - Nine months ended 4 Sept. 30, 1997 and Sept. 30, 1996 (unaudited)

                 Notes to Consolidated Financial Statements                 5

     ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                 7

PART II:         OTHER INFORMATION

     ITEM 1:     LEGAL PROCEEDINGS                                         10

     ITEM 2:     CHANGES IN SECURITIES                                     10

     ITEM 3:     DEFAULTS UPON SENIOR SECURITIES                           10

     ITEM 4:     OTHER INFORMATION                                         10

     ITEM 5:     EXHIBITS AND REPORTS ON FORM 8-K                          10

                 SIGNATURES                                                11

                                      PART I
                              FINANCIAL INFORMATION

                   GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheet
                                (In thousands)


                                              Sept. 30, 1997    Dec. 31, 1996
                                              -------------    -------------
                                                (unaudited)
                   Assets
Cash and due from banks                         $    10,422      $  13,895
Federal funds sold and interest-bearing deposits      6,630          8,902
                                                -----------   ------------
           Total cash and cash equivalents           17,052         22,797
                                                -----------   ------------
Investment Securities:
   Held-to-maturity securities                          101            102
   Available-for-sale securities                     78,246         98,725
   Other                                              3,157          2,318
                                                -----------   ------------
           Total investment securities               81,504        101,145

Loans, net                                          290,948        233,358
Premises and equipment, net                          14,114         12,746
Deferred taxes                                          499            507
Accrued interest and other assets                     6,969          6,305
                                                -----------   -------------

Total Assets                                    $   411,086     $  376,858
                                                ===========   =============

    Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                     $   344,271     $  316,573
   Securities sold under agreements to repurchase    24,676         11,966
   Federal funds purchased, long-term debt and        2,017         11,568
       other borrowings
   Accrued interest and other liabilities             3,057          2,411
                                               ------------   -------------
           Total liabilities                        374,021        342,518
                                               ------------   -------------

Stockholders' equity:
   Preferred stock                                        0              0
   Common stock, $1.00 par value, 25,000,000 shares   4,794          4,794
   authorized; 4,793,615 and 2,493,615 shares
   issued and outstanding at Sept 30, 1997
   and 1996, respectively
   Additional paid-in capital                        18,784         18,784
   Undivided profits                                 13,700         11,300
   Unrealized gain/(loss) on available-for-sale
       securities, net                                   63           (262)
   Unearned compensation                               (276)          (276)
                                               -------------  -------------
          Total stockholders' equity                 37,065          34,340
                                               -------------  -------------
                                              $     411,086    $    376,858
                                               =============  =============

                    GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Earnings
                              For The Nine Months Ended
                       (In thousands, except per share data)
                                    (unaudited)


                                         Sept. 30, 1997      Sept. 30, 1996
                                         --------------     --------------
Interest Income:
   Loans, including fees                   $    18,170      $ 14,507
   Investment securities                         4,074         4,626
   Other                                           379           423
                                         -------------    -----------
                                                22,623        19,556
Interest expense:
   Deposits                                     10,684         9,934
   Borrowings and other                          1,155         1,309
                                         -------------   -----------
                                                11,839        11,243
                                         -------------   -----------
       Net interest income                      10,784         8,313
Provision for loan losses                          535           145
                                         -------------   -----------
   Net interest income after provision
       for loan losses                          10,249         8,168

Other income:
   Service fees                                    738           687
   Net gains on sale of mortgage loans             501           943
   Net securities gains                             89            20
   Net gain on sale of other assets                205           298
   Other                                           384           310
                                          ------------  ------------
                                                 1,917         2,258
Other expense:
   Salaries and employee benefits                4,450         4,637
   Net occupancy expense                         1,417         1,213
   Federal deposit insurance premiums               76           514
   Other                                         2,204         2,054
                                          ------------  ------------
                                                 8,147         8,418
                                          ------------  ------------
   Earnings before income taxes                  4,019         2,008

Income taxes                                     1,346           678
                                          ------------  ------------
   Net earnings                           $      2,673  $      1,330
                                          ============  ============
Earnings per share (Note 2)               $        .56  $        .53
                                          ------------  ------------
Weighted average common and common
equivalent shares outstanding                4,793,615     2,494,838
                                           -----------  ------------

                   GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Earnings
                             For The Three Months Ended
                       (In thousands, except per share data)
                                    (unaudited)

                                         Sept. 30, 1997      Sept. 30, 1996
                                         --------------     --------------
Interest income:
   Loans, including fees                   $     6,708   $     5,124
   Investment securities                         1,249         1,553
   Other                                           136            84
                                         -------------    -----------
                                                 8,093         6,761
Interest expense:
   Deposits                                      3,808         3,394
   Borrowings and other                            495           465
                                         -------------   -----------
                                                 4,303         3,859
                                         -------------   -----------
       Net interest income                       3,790         2,902

Provision for loan losses                          280            30
                                         -------------   -----------
   Net interest income after provision
    for loan losses                              3,510         2,872

Other income:
   Service fees                                    248           235
   Net gains on sale of mortgage loans             212           243
   Net securities (losses)/gains                    88            (4)
   Net gain on sale of other assets                  6           267
   Other                                           199           117
                                          ------------  ------------
                                                   753           858
Other expense:
   Salaries and employee benefits                1,609         1,570
   Net occupancy expense                           483           447
   Federal deposit insurance premiums               19           433
   Other                                           800           743
                                          ------------  ------------
                                                 2,911         3,193
                                          ------------  ------------
   Earnings before income taxes                  1,352           537

Income taxes                                       450           182
                                          ------------  ------------
   Net earnings                           $        902  $        355
                                          ============  ============

Earnings per share (Note 2)               $        .19  $        .14
                                          ------------  ------------
Weighted average common and common
equivalent shares outstanding                4,793,615     2,493,615
                                           -----------  ------------

                     GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                               For the Nine Months Ended
                                   (In thousands)
                                     (unaudited)

                                                     Sept. 30,    Sept. 30,
                                                       1997        1996
                                                       ----        ----
Cash flows from operating activities:
   Net earnings                                       $2,673     $1,330
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
           Provision for loan losses                     535        145
           Net losses on sales of available-for-sale
             securities                                  (89)       (20)

  Depreciation and amortization,
net of accretion                                         753        598
           Gain on sale of assets, net                  (205)      (299)

Net(increase) decrease in mortgage
loans held for sale                                     (691)     4,491
           Other changes:
              Accrued interested receivable and other
                assets                                  (854)      (899)
              Accrued interest payable and other
                liabilities                              976      1,102
                                                        -----   --------
Net cash provided by
operating activities                                   3,098      6,448
                                                       ------   --------
Cash flows from investing activities:
   Net increase in loans                             (57,434)   (35,087)
Principal Collections and proceeds from sales and
 maturities held to maturity                              -0-        (3)

   Principal collections and proceeds from sales and
       maturities of available-for-sale securities    33,601     27,743
   Purchases of available-for-sale securities        (13,876)   (27,912)
   Net additions to premises and equipment            (2,004)    (3,861)
   Proceeds from sale of other assets                    285        298
                                                       ------  --------
           Net cash used in investing activities     (39,428)   (38,822)
                                                     --------  --------
Cash flows from investing activities:
   Increase in deposits                               27,700     14,516
   Net increase in short-term borrowings               6,385      3,736
   Principal(payments)issuances on long-term debt     (3,226)     2,131
   Dividends paid                                       (273)       --
   Proceeds from sale of treasury stock                   --       (131)
                                                     --------  --------
           Net cash provided by financing
           activities                                  30,586    20,252

                Decrease in cash and cash equivalents  (5,744)  (12,122)

Cash and cash equivalents, beginning of year           22,796    25,014
                                                      -------  --------
Cash and cash equivalents, end of quarter             $17,052   $12,892

                                                      ========  =======

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Basis of presentation.

      The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1996 Annual Report on Form 10-KSB.

    The consolidated financial statements include the accounts of the Company's subsidiaries, Exchange National Bank, Citizens State Bank, Peoples National Bank and Provident Bank, f.s.b. (the "Banks"). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements as of Sept. 30, 1997, and for the three months and the nine months ended Sept.30, 1997 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Earnings for the three months and the nine months ended Sept.30, 1997 are not necessarily indicative of the results that will be achieved for the entire year.

    2. Earnings per common share.

     Earnings per common share are based upon the weighted average number of common shares outstanding during the periods.

    3.  Subsequent Events.

     On August 22, 1997, Company completed its previously announced acquisition of Peoples Bancshares, Inc., Clay Center, Kansas and its subsidiary, Peoples National Bank, through a tax-free exchange of stock. At September 30, 1997, Peoples National Bank had total assets of $69.4 million, deposits of $58.5 million and loans of $38.2 million.

The Company completed its previously announced acquisition of Farmers Bancshares of Oberlin, Inc., Oberlin, Kansas and its subsidiary, Farmers National Bank, through a combination of cash and tax-free exchange of stock on October 1, 1997. At September 30, 1997, Farmers National Bank had total assets of $50.0 million, deposits of $42.5 million and loans of $27.2 million. The transaction was accounted for as a purchase under Generally Accepted Accounting Principles.

On October 30, 1997 the Company declared a quarterly dividend in the amount of $.03 per share to stockholders of record as of November 14, 1997, payable on December 15, 1997

     4.  Legal Proceedings

     Exchange National Bank, a wholly-owned subsidiary of Gold Banc Corporation, Inc., is a named defendant in a case filed in the United States District Court for the District of Kansas on September 11, 1997. The case caption is Lisa Wilson, et al. v. Olathe Bank, et al., Case No. 97-2458-KHV. The case has been filed on behalf of individuals who allege that they invested in entities known as Parade of Toys and Bandero Cigar Company.
The Complaint alleges violations of the RICO statue (18 U.S.C. & 1992 (c)), conspiracy to violate RICO, negligent misrepresentation, fraud, civil conspiracy and negligence on the part of the defendants. The plaintiffs contend that a number of misrepresentations were made in connection with solicitations seeking their investment in these businesses. The defendants, including Exchange National Bank, were listed in Trade Reference Sheets provided to plaintiffs by Parade of Toys and Bandero Cigar Company. Plaintiffs contend that there references add to the legitimacy of the solicitations.

Moreover, the plaintiffs represent that they contacted the defendants and were advised that Parade of Toys and Bandero Cigar Company were honest, legitimate, trustworthy and a good investment. Plaintiffs contend that these representations were false and misleading and that they relied on these investments to their detriment. The case was initially filed in the District Court of Johnson County, Kansas but a motion has been filed by plaintiffs to dismiss that case. The case in the United States District Court has been brought by seven plaintiffs who allege they have invested a total of $176,000. The claim is brought on behalf of a putative class asserted to be over 2,400 persons who allegedly invested in Parade of Toys or Bandero Cigar Company with allegations that each member of the putative class has invested at least $14,900. In each count, the plaintiffs have sought actual damages in an amount in excess of $75,000, punitive damages in an amount in excess of $75,000 and costs of the action. Exchange National Bank has denied any liability and is vigorously contesting the allegations made against it.
The Company is not yet in a position to determine whether the expenses and losses, if any, in connection with this action will be material.


    5.   New Accounting Pronouncement.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's net income was $2.7 million for the nine months ended Sept.30, 1997, compared to net income of $1.3 million for the nine months ended Sept.30, 1996, yielding an annualized return on average assets
("ROA") of .91% for the nine months ended Sept. 30, 1997, compared to 0.52% for the nine months ended Sept. 30, 1996. Return on average common stockholders' equity ("ROE") for the nine months ended Sept.30, 1997 and 1996 was 9.90% and 11.89%, respectively. The primary reason for the earnings increase for 1997 over 1996 was greater interest income through an improved net interest margin coupled with greater loan volume. In addition, 1996 was negatively impacted by a one-time industry wide Savings Association Insurance Fund ("SAIF") assessment by the Federal Deposit Insurance Corporation on
SAIF assessable deposits.

FINANCIAL CONDITION

     Total assets were $411.1 million at Sept. 30, 1997, an increase of $34.2 million from December 31, 1996. Total average assets were $390.6 million for the nine months ended Sept. 30, 1997, compared to $340.5 million for the nine months ended Sept. 30, 1996. Average interest-earning assets were $361.1 million for the nine months ended Sept. 30, 1997 and $314.3 million for the nine months ended Sept. 30, 1996. Assets increased during the first nine months of 1997 due to loan growth during the period of $57.6 million, primarily at Exchange National Bank's Leawood and Shawnee, Kansas locations.

The increase in net loans from December 31, 1996 to Sept. 30, 1997 was primarily funded through increases in deposits of $27.7 million, short-term borrowings of $6.4 million, draws on existing cash reserves of $5.7 million and a reduction in investment securities of $19.6 million. The allowance for loan losses increased to $3.6 million at Sept. 30, 1997 from $3.0 million at December 31, 1996. The allowance represented 1.23% and 1.26% of total loans as of Sept. 30, 1997 and December 31, 1996, respectively.

RESULTS OF OPERATIONS

Net Interest Income

     Total interest income for the nine months ended September 30, 1997 was $22.6 million, a 15.7% increase over the nine months ended Sept. 30, 1996. Average total earning assets increased $41.3 million or 12.9% at Sept. 30, 1997, compared to December 31, 1996. The increase is primarily the result of loan growth at Exchange National Bank's office in Leawood, Kansas as well as the continued growth in loans at the Shawnee branch.

    Total interest expense for the nine months ended September 30, 1997 was 5.3% higher than in the comparable period of 1996 as a result of the increases in deposits and other interest-bearing liabilities of approximately $25.0 million but was partially offset by slightly lower interest rates paid. Average total interest-bearing liabilities increased by $25.7 million or 8.5% during the nine month period ended Sept. 30, 1997 compared to the same period in 1996, primarily due to increased volume of deposits originated by Exchange National Bank through its Leawood and Shawnee locations.

 Net interest income was $10.8 million for the nine months ended Sept. 30, 1997, compared to $8.3 million for the same period in 1996, an increase of 29.7%. This increase is attributable to significantly greater loan volumes primarily originated from Exchange National Bank's Leawood and Shawnee, Kansas locations and a net interest margin for the period of 4.06% compared with 3.60% for the same period in 1996.

Provisions for Loan Losses

     The provision for loan losses for the nine months ended Sept. 30, 1997, was $535,000, an increase of $390,000, or 269% from the $145,000 provision during the comparable 1996 period. This increase reflects the Company's loan growth and objective of maintaining adequate reserve levels in recognition of significant loan growth. The allowance represented 1.23% and 1.48% of total loans as of Sept.30, 1997 and Sept.30, 1996, respectively.

Other Income

     Other income for the nine months ended Sept.30, 1997 was $1.9 million, a decrease of 15.1% from the same period in 1996. This decrease is primarily a result of reduced gains on sales of mortgage loans at Provident Bank, which is consistent with the Company's reduced emphasis on low margin secondary market mortgage lending. The Company has sold its loan servicing business and all mortgages sold into the secondary market are sold without servicing rights retained. The Company does not retain loan brokers.

Other Expense

     Certain savings deposits of two of the Banks are insured by the SAIF with the remaining deposits of the Banks insured by the Bank
Insurance Fund ("BIF"). Both SAIF and BIF have had a designated reserve ratio of 1.25%. On September 30, 1996, the President signed into law the Deposit Insurance Fund Act of 1996 ("DIFA"). DIFA directed the FDIC to impose a special assessment on SAIF-assessable deposits insured as of March 31, 1995. The one-time expense for the Company, incurred in 1996, totaled $389,100 ($240,000 net after tax). In addition to this special one-time assessment, the premiums for BIF deposits were increased to 1.29 basis points per $100 of deposits and for SAIF deposits were decreased to 6.44 basis points per $100 of deposits. The new premiums, which took effect January 1, 1997, and continue through December 31, 1999, will result, based on the Company's current deposit base, in a decrease in future FDIC insurance premiums for the Company.


Other expense decreased slightly by $271,000 for the nine months ended Sept. 30, 1997, as compared to the same period in 1996. This decrease was primarily due to the ongoing centralization of certain administrative functions, increases in operating efficiencies and the realization of cost savings, including a 3.9% reduction in salaries and benefits expenses. In the third quarter of 1996, Provident Bank, f.s.b. substantially altered the manner in which it conducted its mortgage banking business. The changes included a substantial reduction in personnel that decreased the Company's salaries and employee benefits expenses. Net occupancy expense decreased due to rental income associated with Exchange National Bank's new Leawood branch. The Company experienced a significant increase in professional services expenses as a result of legal and accounting expenses associated with the Company's recent acquisitions and its obligation to comply for the first time with the periodic reporting requirements of the Securities and Exchange Commission imposed on publicly held companies. The Company's overall efficiency ratio showed its fifth consecutive quarter of improvement, ending the third quarter of 1997 at 66.96%, compared to 67.96% for the second quarter of 1997 and 80.74% for the third quarter of 1996.

Income Tax Expense

      Income tax expense for the nine months ended Sept. 30, 1997 and Sept. 30, 1996 was $1.3 million and $678,000, respectively. The effective tax rates for those periods were 33.5% and 33.8%, respectively.

CAPITAL AND LIQUIDITY

     At Sept. 30, 1997, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 9.11%, 11.98% and 13.23%, respectively, compared to minimum required levels of 4%, 4% and 8%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At Sept. 30, 1997, the Company had risk-weighted assets of $297.5 million. On October 30, 1997, the Company's Board of Directors declared a quarterly dividend in the amount of $.03 per common share payable on December 15, 1997.

The Company had approximately $2.9 million in cash and short-term investment grade securities at Sept. 30, 1997 remaining from its initial public offering completed in the fourth quarter of 1996. Those proceeds are expected to be used to finance the Company's growth strategy and for general corporate purposes. The Company established a line of credit in the amount of $10.0 million with a correspondent bank during the first quarter of 1997. No amounts had been drawn under the line as of Sept. 30, 1997.


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

                                 PART II
                            OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         Not Applicable


ITEM 2:  CHANGES IN SECURITIES

         Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4:  OTHER INFORMATION

         Not applicable

ITEM 5:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-B

         27.  Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         On September 9, 1997, the Company filed a Current Report on Form 8-k to report the consummation of its acquisition of Peoples Bancshares, Inc. The form 8-K contained financial statements of Peoples Bancshares, Inc. and pro forma financial statements for the Company and Peoples Bancshares, Inc.

                                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GOLD BANC CORPORATION, INC.



Date:  ____________________, 1997          By: /s/ Keith E. Bouchey
                                            -----------------------------------
                                Keith E. Bouchey
                                               Executive Vice President,
                            Chief Financial Officer,
                             and Corporate Secretary

 (Authorized officer and principal financial officer of the registrant)