Form 10-K
period 1997-12-31
GOLD BANC CORP INC
filed 1998-03-30
CIK 1015610

KC2-35692.1
KC2-40491.
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                      OR
/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         For the transition period from  __________ to _________

                         Commission file number 0-28936

                           GOLD BANC CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

                   Kansas                                    48-1008593
(State or other jurisdiction of                             (I.R.S. Employer
         incorporation or organization)                     Identification No.)

                  11301 Nall Avenue
                  Leawood, Kansas                                66211
         (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (913) 451-8050

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                              Title of Each Class

                          Common Stock, $1.00 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

The aggregate market value of the Common Stock, par value $1.00 per share, of the registrant held by nonaffiliates of the registrant (4,341,225 shares) as of March 17, 1998 was $105.8 million, based on a closing sale price of $24 and 3/8.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value, outstanding as of March 17, 1998 5,352,196 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

1
KC2-40491.1


         None.
ITEM 1.  BUSINESS

                          THE COMPANY AND SUBSIDIARIES

Gold Banc Corporation, Inc.

         Gold Banc Corporation, Inc. ("the Company") is a multi-bank holding company that owns and operates five commercial banks and a federal savings bank (the "Banks"). The Banks are community banks providing a full range of commercial and consumer banking services to small and medium-sized communities and the surrounding market areas. Since December 1978, the Company has grown internally and through acquisitions from a one bank holding company with $2.9 million in total assets to a five bank holding company with total assets as of December 31, 1997 of $514.6 million. The Company's principal executive offices are located at 11301 Nall Avenue, Leawood, Kansas 66211, telephone number (913)451-8050.

The Banks

     Exchange National Bank ("Exchange Bank"). Exchange Bank has four locations and is headquartered in Marysville, Kansas. The two Marysville location's loan portfolio as of December 31, 1997 consisted primarily of agricultural, commercial and industrial loans and residential real estate loans. Since April 1992 and October 1995, Exchange Bank has been operating branches in Shawnee and Leawood, Kansas, respectively. These branches are located in Johnson County, the rapidly developing suburbs southwest of Kansas City, Missouri. Exchange Bank opened a new Shawnee branch March 2, 1998. The two Johnson County, Kansas branches of Exchange Bank's loan portfolio as of December 31, 1997 consisted primarily of commercial, real estate construction and residential real estate loans. As of December 31, 1997, Exchange Bank had assets of $226.4 million.

     Provident Bank, f.s.b. ("Provident Bank"). Provident Bank a federally chartered savings and loan has one location in the city of St.Joseph, Missouri. The Bank's loan portfolio as of December 31, 1997 consisted primarily of real estate loans. As of December 31, 1997, Provident Bank had assets of $82.9 million.

     Citizens State Bank ("Citizens"). Citizens has two locations in the town of Seneca, Kansas. As of December 31, 1997 the Bank's loan portfolio consisted primarily of the agricultural sector, including farm real estate, agricultural production and agricultural industrial and residential home loans. As of December 31, 1997, the Bank had assets of $57.3 million.

     Peoples National Bank ("Peoples"). Peoples has one location in the town of Clay Center, Kansas. As of December 31, 1997, the Bank's loan portfolio consisted primarily of real estate and agricultural loans. As of December 31, 1997, the Bank had assets of $71.0 million.

     Farmers National Bank ("Farmers"). Farmers has two locations and is headquartered in Oberlin, Kansas. As of December 31, 1997, the Bank's loan portfolio consisted primarily of agricultural and real estate loans. As of December 31, 1997, the Bank had assets of $53.6 million.

     First National Bank in Alma ("Alma"). Alma has one location in the town of Alma, Kansas. Alma was acquired by the Company on February 19, 1998. As of December 31, 1997 the Bank's loan portfolio consisted primarily of agricultural and real estate loans. As of December 31, 1997, Alma had assets of $30.1 million.

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

         The Company believes its central and western Kansas locations, together with the other communities in their respective counties that comprise their market area, provide a stable base of relatively low-cost deposits compared to larger metropolitan markets with larger competitors. The Company believes that, through good management, community banks such as the Banks can maximize earnings by attracting relatively low cost core deposits and investing those funds in loans and other high yielding investments, while maintaining risk at an acceptable level.

         Recently the Company has applied its community banking strategy to two affluent communities in the rapidly developing Johnson County suburbs southwest of Kansas City. The Company believes the recent wave of regional bank acquisitions of local banks in those suburban communities, and the subsequent conversion of some of those acquired banks to branch locations, has alienated the customers of those locations. This has created an opportunity for the Company to attract and retain as loan customers those owner-operated businesses that require flexibility and responsiveness in lending decisions and desire a more personal banking relationship. The Company believes that it has been able to meet these customers expectations without compromising credit standards. The success of this strategy is reflected in the Company's growth and ability to attract significant levels of non-interest bearing deposits in the suburban communities of Leawood and Shawnee, Kansas.

Operating Strategy

     The Company's operating strategy is to provide in each market that it operates a full range of financial products and services to small and medium-sized businesses and to consumers. The Company emphasizes personal relationships with customers, involvement in local community activities and responsive lending decisions. The Company strives to maintain responsive community banking offices with local decision makers, allowing senior management at each banking location, within certain limitations, to make its own credit and pricing decisions and retaining at each Bank a local identity and board of directors. The Company's goals include long-term customer relationships, a high quality of service and responsiveness to specific customer needs. The principal elements of the Company's operating strategy are:

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

     Capitalize on Changing Market Conditions. The Company's management continually monitors economic developments in its market areas in order to tailor its operations to the evolving strengths and needs of the local communities. For example, Exchange Bank has opened branch locations in the high growth areas of Shawnee and Leawood, Kansas to fill the void of community banks that management believes has been created by the recent transaction activity of regional banking institutions and to deploy excess low-cost funds derived from its rural northeastern Kansas market.

     Centralize and Streamline Operations to Achieve Economies. While each of the Banks presently operates autonomously, the Company, in order to minimize duplication of functions, is centralizing certain management and administrative functions, including data processing, human resources and regulatory administration, that can better and more efficiently be performed by the Company. Such centralization will help to reduce operating expenses and enable the Bank personnel to focus on customer service and community involvement. The Company believes it has acquired the personnel necessary to make implementation of these operating efficiencies possible. The Company also provides overall direction in areas of budgets, asset/liability and investment portfolio management and credit review.

Acquisition/Growth Strategy

     Transactions. Management believes that the Company is well positioned to acquire and profitably operate community banks because of its experience in operating community banks, its ability to provide centralized management assistance to those banks and its access to capital. Management of the Company believes there are owners of community banks who may be willing to sell their banks in the future for, among other reasons, stockholder liquidity, to diversify their own investment portfolios, lack of family successor operators and the burden of compliance with bank regulations. In addition, management believes there are individual community bank owners in the targeted regions who are interested in selling their banks to an organization that has a strong capital base and management that has demonstrated a commitment to maintaining local bank identity. The Company's goal is to acquire banks with strong existing management such that the Company's strategies can be implemented while retaining the individual identity of the banks through the continuation of the existing management, boards of directors and bank charters.


     The Company is generally targeting profitable community banks in county seat towns of 2,000 persons or more. Market factors to be considered by the Company include the size and long-term viability of the community and market area served by the target bank, the position of the transaction target in the market and the proximity of other banks owned by the Company. Generally, the bank target must be among the top three financial institutions in its market in terms of deposit share. Financial criteria include historical performance, comparison to peers in terms of key operating performance and capital ratios, loan asset quality, operating procedures and deposit structure. Also of significant financial importance is the investment required for, and opportunity costs of, the transaction. Non-financial considerations in evaluating an transaction prospect include the quality of the target's management and the demand on the Company resources to integrate the target institution.

         Because of the large number of county seat towns and banks and its familiarity with the market place, the Company's transaction focus is the Midwest and primarily in the States of Kansas and Missouri, but it will also consider institutions in other contiguous states. Kansas is perceived by management to be the Company's best market for bank transactions because only recently have state banking laws permitted the large regional banking institutions based in Missouri to conduct branching activities in the State of Kansas.

     Internal Growth. The recent wave of regional bank transactions of community banks in the Midwest has created what management of the Company perceives to be a void in the community banking market. It is management's belief that it has been the practice of regional banking institutions to convert the banks they acquire into branches of the acquiring institution. Management of the Company believes this practice detracts from the delivery of quality personalized services to the existing customer base of those branches. The Company entered the Kansas City suburban community market by acquiring the deposits of a failed thrift in Shawnee, Kansas in 1992. Exchange Bank opened in 1998 another branch location in a rapidly developing part of Shawnee, Kansas that presently has few other lending institutions in the immediate area. In October 1995, Exchange Bank further expanded its presence in the suburban Johnson County communities of Kansas City by opening a branch location in Leawood, Kansas, another rapidly growing residential and small business community. Management of the Company believes its branching activities are distinguished from those of regional banking institutions by the high degree of autonomy given each branch location. The Company's expansion activity also has allowed it to diversify its loan portfolio, which was previously dominated by loans related to the agricultural industry. Further, the loan demand in these suburban Johnson County communities, due to heavy residential and small business development, is greater than that experienced in the Company's rural market areas.

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

     Real Estate Lending. Commercial, residential and agricultural real estate loans represent the largest class of loans of the Company. As of December 31, 1997, real estate and real estate construction loans totaled $147.8 million and $47.9 million, respectively or 42.7% and 13.8% of all loans, respectively. One to four family residential loans at December 31, 1997 made up approximately 37.0% of real estate loans, followed by commercial 25.6%, and agricultural 10.6%. Generally, residential loans are written on a variable rate basis with terms of five years or less and amortized over either 15 or 30 years. The Company retains in its portfolio some adjustable rate mortgages having an adjustment period of five years or less. Agricultural and commercial real estate loans are amortized over 15 or 20 years. The Company also generates long-term fixed rate residential real estate loans which it sells in the secondary market. The Company takes a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower's ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Company will retain non-conforming residential loans to known customers at premium pricing.

     Commercial Lending. Loans in this category principally include loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. As of December 31, 1997, commercial loans represented the second largest class of loans at $88.7 million, or 25.6% of total loans. The Company targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as the accounts receivable, inventory and equipment of the borrower. Accounts receivable loans and loans for inventory purchases are generally of a one-year renewable term and those for equipment generally have a term of seven years or less. The Company generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are limited to 50% of the value of the inventory, and accounts receivable loans are limited to 75% of a pre-determined eligible base. Each of the Banks is approved to make loans under the Small Business Administration program.

     Agricultural Lending. The Company provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $36.9 million as of December 31, 1997, or 10.6% of total loans. Farm product loans have generally a one-year term and machinery and equipment and breeding livestock loans generally have five to seven-year terms. Extension of credit is based upon the ability to repay, as well as the existence of federal guarantees and crop insurance coverage. Farmers Home Administration guarantees are pursued wherever possible. Exchange Bank and Citizens hold "Preferred Lender
Status" from the Farmers Home Administration, a guarantee program similar to the Small Business Administration, that minimizes the credit exposure of the Banks through partial transfer of the credit risk to the federal government. Preferred Lender Status expedites the processing of loan applications. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are limited to 75% of appraised value.

     Consumer and Other Lending. Loans classified as consumer and other loans include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. The Company generally takes a purchase money security interest in goods for which it provides the original financing. The terms of the loans range from one to five years, depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 1997, consumer and other loans amounted to $24.0 million, or 6.9% of total loans. The Company implemented a credit card program in late 1994 and targeted the Banks' existing customer base as potential consumers. As of December 31, 1997, the Company had issued 2,161 cards having an aggregate outstanding balance of $1.8 million in credit card receivables. The Company has not marketed credit cards to persons other than existing customers.

Loan Origination and Processing

     Loan originations are derived from a number of sources. Residential loan originations result from real estate broker referrals, mortgage loan brokers, direct solicitation by the Banks' loan officers, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Residential loan applications, whether originated through the Banks or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The average loan is less than $500,000. From time to time, loans may be participated among the Banks.

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

Mortgage Banking Division Operations

     The mortgage banking division of Provident Bank is engaged in the business of originating and selling principally first-lien mortgages secured by single family residences. Loans originated through Provident Bank's mortgage banking division were 50.9 million, $83.1 million and $83.3 million in 1997, 1996 and 1995,  respectively,  however,  as a result of a change in Company strategy,
mortgage   loans   generated  by   Provident   Bank  are  expected  to  decrease
significantly from these historical levels. The mortgage banking division's principal sources of revenue consist of loan origination fees and gain or loss on the sale of mortgage loans. Mortgage loans are originated primarily in St. Joseph, Missouri, Johnson County, Kansas and throughout the metropolitan Kansas City area. Loans usually are purchased by Provident Bank for investment pending resale into the secondary market. Loans usually are sold to investment banking firms and other investors as whole loans, without retaining servicing rights. The Company only originates mortgage loans against loan purchase commitments from third parties.

     Mortgage loans are originated primarily through loan originators and from referrals from real estate brokers, builders, developers and prior customers. The origination of a loan from the date of initial application to a loan closing normally takes three to eight weeks. It involves processing the borrower's loan application, evaluating the borrower's credit and other qualifications consistent with underwriting criteria established by private institutional investors and insuring or guaranteeing agencies, obtaining investor approvals, property appraisals, and title insurance, arranging for hazard insurance and handling  various other  matters  customarily  associated  with the closing of a residential loan. For this service, the division typically collects an origination fee of one percent of the principal amount of the loan. Costs that are incurred in originating mortgage loans include: overhead, origination commissions paid to the originators, certain out-of-pocket costs and, in some cases, commitment fees where the loans are made subject to a purchase commitment from wholesale lenders, private investors or other intermediaries. In the third quarter of 1996, Provident Bank substantially reduced the resources committed to its mortgage banking operations.

Brokerage Services

     The Company provides brokerage services through Midwest Capital Management, Inc.("Midwest Capital"), a wholly-owned nonbank subsidiary, which operates as a broker-dealer in securities. Customers consist primarily of financial institutions located throughout the United States, with concentrations in the midwestern section of the United States. Midwest Capital manages a wide variety of stock, bond and money market portfolios for clients which currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa, as well as trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Midwest Capital is registered with the National Association of Securities Dealers as a broker/dealer and investment advisor.

Other Services

     The Company provides trust and insurance agency services. Although these businesses are not of financial significance to the Company, management believes these services are important to certain of the Banks' customers, provide an opportunity to strengthen and develop relationships with customers, and further the Company's objective of becoming a complete financial services provider.

Investment Portfolio

     The Banks' investment portfolio is used to meet the Banks' liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high quality investment portfolio oriented toward U.S. government and U.S. government agency securities. The portfolio is comprised of U.S. Treasury securities, U.S.
government agency instruments and a modest amount of investment grade obligations of state and political subdivisions. In managing its interest rate exposure, the Company also invests in mortgage-backed securities and collateralized mortgage obligations. Federal funds sold and certificates of deposit are additional investments that are not classified as investment securities. Investment securities were $104.4 million, or 20.3% of total assets, at December 31, 1997. As of December 31, 1997, the investment portfolio included approximately $1.1 of equity securities of other publicly held bank holding companies.

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

Employees

     The Company maintains a corporate staff of 7 persons. At December 31, 1997, the Banks had 186 full-time equivalent employees. None of the employees of the Company or the Banks are covered by a collective bargaining agreement. The Company and the Banks believe their employee relations are good.

                           SUPERVISION AND REGULATION

Introduction

     Bank holding companies and banks are extensively regulated under both federal and state law. The following information describes certain aspects of that regulation applicable to the Company and the Banks, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

     The Company is a legal entity separate and distinct from the Banks. Accordingly, the right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the Banks is necessarily subject to the prior claims of creditors of the Banks, except to the extent that claims of the Company in its capacity as creditor may be recognized. The principle source of the Company's revenue and cash flow is dividends from the Banks. There are, however, legal limitations on the extent to which a subsidiary bank can finance or otherwise supply funds to its parent holding company.

The Company

     The Company is a bank holding company within the meaning of Bank Holding Company Act of 1956, as amended (the "BHCA").

     The BHCA. Under the BHCA, the Company is subject to periodic examination by the Board of Governors of the Federal Reserve System and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Banks' activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

     With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all of the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such transaction it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

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

The Banks

     Exchange Bank, Peoples, Farmers and Alma. Exchange Bank, Peoples, Farmers and Alma operate as national banking associations organized under the laws of the United States and are subject to examination by the Office of the Comptroller of the Currency (the "OCC"). Deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor all areas of their operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires these Banks to maintain certain capital ratios and imposes limitations on its aggregate investment in real estate, bank premises, and furniture and fixtures. These Banks are currently required by the OCC to prepare quarterly reports on its financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

     Citizens. Citizens operates under a Kansas state bank charter and is subject to regulation by the Kansas Banking Department and the FDIC. The Kansas Banking Department and FDIC regulate or monitor all areas of Citizen's operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, transactions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The Kansas Banking Department places limitations on activities of Citizens including the issuance of capital notes or debentures and the holding of real estate and personal property and requires Citizens to maintain a certain ratio of reserves against deposits. The Kansas Banking Department requires Citizens to file a report annually showing receipts and disbursements of the bank, in addition to any periodic report requested. Citizens is examined by the Kansas Banking Department at least once every 18 months and at any other time deemed necessary. The FDIC insures deposits held in Citizens up to a maximum amount, which is generally $100,000 per depositor.

     Provident Bank. Provident Bank operates as a federal savings bank and provides full savings bank services. As a savings institution, Provident Bank is subject to regulation by the OTS. The OTS regulates or monitors all areas of Provident Bank's operations, including capital requirements, loans, investments, establishment of branch offices, mergers, conversions, dissolutions, transactions, borrowing, management, record keeping, security devices and procedures and offerings of securities. The OTS requires Provident Bank to file annual current reports in compliance with OTS procedures, as well as periodic reports upon the request of the director of OTS. Provident Bank must also prepare a statement of condition report showing the savings association's assets, liabilities and capital at the end of each fiscal year. The OTS may require an independent audit of financial statements by a qualified independent public accountant when needed for safety and soundness purposes. With some exceptions, an appraisal by a state certified or licensed appraiser is required for all real estate related financial transactions.

     All savings associations, including Provident Bank, are required to meet the QTL test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in repayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. Provident Bank is a member of the SAIF, which is administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

Payment of Dividends

     Exchange Bank, Peoples, Farmers and Alma are subject to the dividend restrictions set forth by the OCC. Under such restrictions, they may not, without prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. Provident Bank, as a Tier 1 savings institution, is limited in its payment of dividends during a calendar year to the higher of 100% of the current year earnings during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or 75% of its current earnings over the most recent four-quarter period. Provident Bank is required to obtain OTS approval for dividends exceeding the preceding amount. There are no specific state bank regulatory restrictions on the ability of Citizens to pay dividends. In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a FDIC-insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or in the event it is undercapitalized.

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

Branching

     National bank branches are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under federal legislation, a bank may merge or consolidate across state lines, unless, prior to May 31, 1997, either of the states involved elected to prohibit such mergers or consolidations. States may also authorize banks from other states to engage in branching across state lines de novo and by acquisition of branches without acquiring a whole banking institution. Missouri has enacted legislation authorizing interstate branching within thirty miles of its state borders and placing a minimum age requirement of five years on acquired institutions. The Kansas legislature has not placed limits on interstate merging activities of banks. State law in Missouri permits branching anywhere in the state. Statewide branching is also allowed in Kansas.

Community Reinvestment Act

     The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve, the FDIC, the OCC and the OTS evaluate the record of such financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, transactions and applications to open a branch or facility.

Other Regulations

     Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Regulatory Capital Requirements

     Federal regulations establish minimum requirements for the capital adequacy of depository institutions. The regulators may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The Banks with capital ratios below the required minimum are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.

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

     Federal regulations applicable to financial institutions define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized (adequately capitalized) if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater (8.00% to be adequately capitalized), has a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater (4.00% to be adequately capitalized), has a leveraged ratio
(Tier 1 capital to total adjusted assets) of 5% or greater (4.00% to be adequately capitalized), and is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under the regulations, each of the Banks is well capitalized at December 31, 1997.

     The FDICIA requires federal banking regulators to take "prompt corrective action" with respect to capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, transactions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

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

ITEM 2.  PROPERTIES

     The Company or the Banks own each of their banking facilities. The Company believes each of the facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. The Company's headquarters and Exchange Bank's Leawood, Kansas location are contained in a new 25,000 square foot building, 60% of which is leased to third parties.

ITEM 3.  LEGAL PROCEEDINGS

     Exchange  Bank,  along with  approximately  24 other  persons and  entities including a number of depository institutions, is a named defendant in a case filed in the United States District Court for the District of Kansas on September 11, 1997 on behalf of a putative class of over 2,400 persons who allegedly invested at least $14,900 each in entities known as Parade of Toys and Bandero Cigar Company. The complaint alleges violations of the Racketeer Influenced Corrupt Organizations ("RICO") statute (18 U.S.C. 1962(c)), conspiracy to violate RICO, negligent misrepresentation, fraud, civil conspiracy and negligence on the part of the defendants. The plaintiffs contend that the defendants, including Exchange Bank, were listed in trade reference sheets provided to plaintiffs by Parade of Toys and Bandero Cigar Company and that the defendants made false and misleading representations on which they relied to their detriment. In each count, the plaintiffs have sought actual damages in an amount in excess of $75,000 each, treble damages under RICO, and punitive damages. Exchange Bank denies liability and is in the process of vigorously defending this claim.

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED
                  STOCKHOLDER MATTERS.

         The Company's common stock, par value $1.00 per share, has been traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "GLDB" since November 19, 1996. Prior to that date, there was no trading market for the Company's common stock.

         Information relating to market prices of common stock and cash dividends declared on common stock is set forth in the table below.

                                 Market Price
--------------------------------------------------------------------------------
---------------------- ---------------------- ----------------------------------
                              High                 Low                Cash
                                                                    Dividends
------------------ ------------------- -------------------- --------------------
------------------ ------------------- -------------------- --------------------
1996 Quarters
------------------ ------------------- -------------------- --------------------
------------------ ------------------- -------------------- --------------------
Fourth                     $9.25               $8.375              $0.00
------------------ ------------------- -------------------- --------------------
------------------ ------------------- -------------------- --------------------

------------------ ------------------- -------------------- --------------------
------------------ ------------------- -------------------- --------------------
1997 Quarters
------------------ ------------------- -------------------- --------------------
------------------ ------------------- -------------------- --------------------
First                      $11.875             $8.50               $0.00
Second                      14.375             10.50                0.03
Third                       20.000             14.00                0.03
Fourth                      26.000             20.00                0.03


     As of February 26, 1998 there were approximately 225 holders of record of the Company's common stock. On October 1, 1997, the Company issued 273,000 shares of its common stock in an unregistered stock offering in connection with its acquisition of Farmers National Bank, a closely held bank. The sale was completed in reliance on the exemption from the registration requirements provided by Section 4(a) of the Securities Act of 1933.




ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated information regarding the Company should be read in conjunction with the consolidated financial statements of the Company and notes beginning on page 25.


                                                 At or for the Years Ended
                                                         December 31,

                                         1997            1996             1995
                                     (In thousands except share data and ratios)

    Net interest income                   $ 15,256    $  11,334       $  10,547
    Provision for possible loan losses         865          (25)          1,334
    Non-interest income                      2,776        2,852           2,315
    Non-interest expense                    11,548       11,067           9,790
                                            ------       ------           -----
    Income taxes                             1,888        1,066             520
                                             -----        -----             ---
       Net income                         $  3,731    $   2,078       $   1,218
                                             =====    =========       =========
Financial Position
    Total assets                          $514,597    $ 376,858       $ 332,902
    Loans, net of unearned income          346,165      236,339         193,541
    Allowance for loan losses                4,677        2,981           3,252
    Goodwill                                 1,688        1,678           1,769
    Investment securities                  104,437      101,145         102,065
    Deposits                               419,139      316,572         285,720
    Long-term Debt                          32,086        4,893          12,392
    Stockholders' equity                    41,733       34,340          14,887
Share Data
    Net income                             $   .77    $    0.76     $      0.48
    Book value                                8.24         7.16            5.94
    Cash dividend(2)                           .09         0.00            0.00
Ratios
    Return on average assets                  0.84%        0.60%           0.40%
    Return on average equity                  9.26%       11.19%           8.27%
    Dividend payout (2)                      11.69%         --              --
    Stockholders' equity to total
    assets at period-end                      8.11%        9.11%           4.47%
    Average stockholders' equity
    to average total assets                   9.04%        5.37%           4.90%
Capital Ratios
    Tier 1 risk-based capital ratio          15.16%       13.59%           6.93%
    Total risk-based capital ratio           16.47%       14.85%           8.19%
    Leverage ratio                           11.70%        9.48%           4.36%
Ratios of Earnings to Fixed Charges(1)
    Excluding interest on deposits            4.67         2.82            2.06
    Including interest on deposits            1.34         1.21            1.13

(1) The consolidated ratio of earnings to fixed charges has been computed by dividing income before income taxes, cumulative effect of changes in accounting principles and fixed charges by fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits). There were no amortization of notes and debentures expense nor any portion of net rental expense which was deemed to be equivalent to interest on debt. Interest expense (other than on deposits) includes interest on notes, federal funds purchased and securities sold under agreements to repurchase, and other funds borrowed.
(2) Prior to the second quarter of 1997, the Company had not paid cash dividends on shares of its common stock. On each of May 30 and September 12, 1997, the Company paid a cash dividend of $0.03 per share to the holders of record at May 15 and August 29, 1997.

         ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Gold Banc Corporation, Inc. and Subsidiaries

General
The Company provides community banking and related financial services in Kansas and Missouri. During 1997, the Company's four commercial banks and one federal savings bank operated a total of 10 locations. Markets served by the Banks include Johnson County, Kansas - a growing, affluent suburban county in the Kansas City metropolitan area - plus five county seats in the two states. Exchange Bank, the largest of the Banks, has locations in both Johnson County and Marshall County, Kansas.

The following table lists the Banks, their total assets (in millions of dollars) as of December 31, 1997, communities served, number of locations and year acquired:

                                    Total          County, State -       Year
Banks                              Assets          No. of Locations    Acquired

Exchange National Bank             $226.4          Johnson Co., KS - 2*   1978
                                                   Marshall Co., KS - 2
Provident Bank, f.s.b.             $ 83.0          Buchanan Co., MO - 1   1994
Peoples National Bank              $ 71.0          Clay Co., KS - 1       1997
Citizens State Bank and Trust Co.  $ 57.3          Nemaha Co., KS - 2     1985
Farmers National Bank              $ 53.6          Decatur Co., KS - 2    1997

*A third Johnson County office of Exchange Bank opened in March 1998.

The Company's historical financial statements and other data in this report have been restated to reflect the operations of Peoples, acquired in a pooling transaction on August 22, 1997, but not Farmers, acquired in a purchase transaction on October 1, 1997. The statements do not include two acquisitions announced in late 1997, which were closed in the first quarter of 1998: First National Bank in Alma, Kansas, and Midwest Capital Management, Inc., a full service broker/dealer and investment management firm based in Kansas City, Missouri.

In December 1997, the Company completed a public offering of Trust Preferred Securities by GBCI Capital Trust, a statutory business trust established by the Company. The approximately $27 million in net proceeds will be used to pursue the Company's strategy of acquiring profitable community banks in the Midwest and supporting internal growth, as well as for general corporate purposes.

In November 1996, the Company completed an initial public offering of its common stock. Net proceeds of the sale, after deducting expenses of the offering, were approximately $18 million, used for retirement of debt, a capital contribution to Exchange Bank, investments and general corporate purposes.

Markets
The economies of Kansas and Missouri, including local markets where the Banks operate, generally performed well in 1997. Personal income in both states grew approximately in line with national averages. Manufacturing, agriculture and certain other sectors produced growth. Both states' unemployment rates declined during the year by nearly 1%, to 3.7% in Kansas and 4.0% in Missouri in December 1997, compared with a 4.7% national rate.

Johnson County was the largest single market for the Company, as Exchange Bank offices in Leawood and Shawnee accounted for 40% of the Company's loans and 31% of the Company's deposits at year-end. Johnson County's retail sales, residential real estate and employment were strong in 1997, according to the County Economic Research Institute. The value of construction activity in Johnson County rose 9.8% in 1997, to $1.15 billion. Johnson County's unemployment rate was between 2.1% and 2.7% throughout 1997, about half the national rate. Johnson County has a more competitive banking environment than the Company's other markets, but the county's level of economic activity and business growth have enabled business at Exchange Bank's two offices there to grow rapidly since their establishment in 1992 and 1995. A third Johnson County office of Exchange Bank opened in Shawnee in the first quarter of 1998.

Other local markets where the Banks operate generally did not experience the rapid growth seen in Johnson County, but their economies were stable and sound, reflecting a mix of agriculture, manufacturing and other industries. Each of the commercial banks in the group is based in a county seat, serves the surrounding area and ranks among the top three banks in deposits in its home county.
Exchange Bank ranks second in total deposits in Marshall County, where it is headquartered. Provident Bank, a federal savings bank which competes with a variety of thrift and lending institutions, is the leading mortgage lender for home purchases in the city of St. Joseph, Missouri.

Influences on Earnings
The Company's net income depends upon the combined results of operations of the Banks, each of which conducts a commercial and consumer banking business by attracting deposits from the general public and redeploying those funds to earning assets. Each Bank's profitability depends primarily on net interest income, which is interest income on interest-earning assets less interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities and other earning assets, such as Federal Funds sold. Interest-bearing liabilities include customer deposits, time and savings deposits and other borrowings such as Federal Funds purchased, short-term borrowings and long-term debt, including junior subordinated deferrable interest debentures.

Besides the balances of interest-earning assets and interest-bearing liabilities, net interest income is affected by each Bank's interest rate spread. This spread is the difference between the Bank's average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is impacted by changes in interest rates, deposit flows and loan demand, among other factors.

The Company's profitability is also affected by the level of non-interest income of the Banks and non-interest expense of the Company and the Banks. Non-interest income consists primarily of service fees, other fees, and gains on the saleof mortgage loans and investment securities. Non-interest expense consists of compensation and benefits, occupancy related expenses, deposit insurance premiums, expenses of opening branch offices, acquisition-related expenses and other operating expenses. The Company's profitability is further impacted by the effective tax rate, the Banks' provision for loan losses, and various non-recurring items.

Results of Operations

Comparison of the Years Ended December 31, 1997 and 1996
The Company's net income was $3.7 million for the year ended December 31, 1997, an increase of 79.6% from $2.1 million for the year ended December 31, 1996. The primary reason for the earnings increase was a 34.6% increase in net interest income as a result of significantly higher loan volume, coupled with an improved net interest margin. The Company's acquisition of Farmers in the fourth quarter of 1997 also contributed to higher earnings, as did cost management effortsthat improved the Company's efficiency ratio. In addition, net income in 1996 was negatively impacted by a one-time, industry-wide Savings Association Insurance Fund ("SAIF") assessment by the FDIC on SAIF assessable deposits, which was paid in the third quarter of 1996.

These results yielded an improvement in annual return on average assets ("ROA") to 0.84% for the year ended December 31, 1997, compared with 0.60% for the previous year. Return on average common stockholders' equity ("ROE") was 9.26% for the year ended December 31, 1997, compared with 11.19% for the year ended December 31, 1996, primarily due to increased equity capital following the initial public offering in late 1996.

Total assets were $514.6 million at December 31, 1997, an increase of 36.5% from $376.9 million at December 31, 1996. The growth in assets was achieved both through acquisitions and through internal growth in 1997, particularly in the Johnson County locations. Total average assets were $445.9 million for the year ended December 31, 1997, compared to $345.7 million for the year ended December 31, 1996. Average interest-earning assets were $410.9 million for the yearended December 31, 1997 and $319.8 million for 1996.

The increase in loans from December 31, 1996 to December 31, 1997 was funded through increases in deposits of $102.6 million and draws on existing cash reserves of $7.2 million. The allowance for loan losses increased to $4.7 million at December 31, 1997 from $3.0 million at December 31, 1996. The allowance represented 1.35% and 1.26% of total loans as of December 31, 1997, and December 31, 1996, respectively.

Comparison of Years Ended December 31, 1996 and 1995
The Company's net income was $2.1 million for the year ended December 31, 1996, compared to net income of $1.2 million for the year ended December 31, 1995, yielding an ROA of 0.60% for the year ended December 31, 1996, compared to 0.40% for the year ended December 31, 1995. ROE for 1996 and 1995 was 11.19% and 8.27%, respectively.

Total assets of $376.9 million at December 31, 1996, represented an increase of 13.2% from $332.9 million at December 31, 1995. Total average assets were $345.7 million for the year ended December 31, 1996, compared to $300.8 million for the previous year. Average interest-earning assets were $319.8 million for the year ended December 31, 1996, and $279.4 million for 1995. Assets increased primarily because of the opening of Exchange Bank's office in Leawood in the fourth quarter of 1995, as well as growth at its Shawnee location.

The Company's net loans totaled $233.4 million and $190.3 million, as of December 31, 1996 and 1995, respectively. The increase in net loans of $43.1 million during 1996 compared to 1995 was funded primarily through increases in deposits of $30.8 million, Federal Funds purchased and other short-term borrowings of $1.0 million, $3.0 million from proceeds of the Company's public stock offering and $2.2 million of available cash. The allowance for loan losses decreased to $3.0 million at December 31, 1996, from $3.3 million at December 31, 1995. This represented 1.26% and 1.68% of total mloans as of December 31, 1996 and 1995, respectively. See "Allowance for Loan Losses."

Net Interest Income
Total interest income was $31.9 million for the year ended December 31, 1997, a 21% increase from 1996. The increase was primarily the result of growth in total average interest-earning assets of approximately $91.1 million, combined with improved yield on interest-earning assets.

Total interest expense was $16.7 million for 1997, or 10.8% higher than in 1996, as a result of an increase in total interest-bearing liabilities, partially offset by slightly lower interest rates paid. Average total interest-bearing liabilities increased by $68.1 million or 22.4% for 1997 compared to 1996, primarily due to the increased volume of deposits originated by Exchange Bank in connection with the opening of its Leawood location and increased short-term borrowings to fund loan demand in Johnson County. Exchange Bank has offered slightly above-market rates in an effort to attract and retain deposits in order to fund loan growth. The Company intends to periodically offer above-market rates in certain markets to gain market share and liquidity.

Net interest income was $15.3 million for 1997, up 34.6% from 1996. This increase is due to significantly greater loan volumes, primarily from Exchange Bank's Leawood and Shawnee locations, as well as a 3.78% net interest margin in 1997 compared with 3.63% in 1996.

For the year ended December 31, 1996, total interest income was $26.4 million, a 12.6% increase from the previous year. Average total earning assets increased $40.4 million, or 14.5%, for 1996 compared to 1995, primarily as a result of growth in Exchange Bank's business in Johnson County.

Total interest expense for 1996 was $15.1 million, a 16.8% increase from 1995, reflecting an increase in the rate paid on interest-bearing liabilities. Average total interest-bearing liabilities increased by $36.9 million for 1996, or 13.8%, primarily due to the increased volume of deposits originated by Exchange Bank in connection with its Leawood location.

Net interest income was $11.3 million for 1996, an increase of 7.5% from 1995. The Company believes this growth would have been greater but for an increase in interest expense resulting from offering above-market rates on time deposits to promote the opening of Exchange Bank's Leawood location. Although these deposits are maturing, a substantial portion of such deposits has been retained.

The following table presents the Company's average balances, interest income or expense, and the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated:




Comparative Average Balances, Yields and Rates          Year Ended December 31,






                                           1997                       1996                         1995


                                                              Average                            Average                 Average
                                            Interest/     Rate             Interest    Rate                     Interest  Rate

                                            Balance     Expense     Paid    Balance   Expense  Paid   Balance  Expense    Paid


Loans, net (1)                              $296,104    $25,871     8.74%  $206,406  $19,796   9.59%  $177,712 $17,253    9.71%
Investment securities-taxable                 89,799      4,866     5.42     92,422    5,624   6.09     83,485   5,221    6.25
Investment securities-nontaxable (2)          12,002        812     6.76      9,927      770   7.76     10,690     755    7.06
Other earning assets                          12,990        669     5.15     11,035      471   4.27      7,464     439    5.88
   Total earning assets                      410,895     32,218     7.84%   319,790    6,661   8.34%   279,351  23,668    8.47%
Non-interest-earning assets                   34,991                         25,957                     21,482
          Total assets                      $445,886                       $345,747                   $300,833

Liabilities and Stockholders' Equity:
Savings deposits and
    interest-bearing checking               $131,794     $4,325     3.89%   $86,334   $3,106   3.60%   $75,169  $2,316   3.08%
Time deposits                                214,171     10,835     5.06    188,577   10,235   5.43    164,413   8,942   5.44
Short-term borrowings                         21,060      1,244     5.91     17,696    1,008   5.70     14,343     796   5.55
Long-term borrowings                           4,772        288     6.04     11,048      716   6.48     12,873     840   6.53
   Total interest-bearing liabilities        371,797     16,692     4.49%   303,655   15,065   4.96%   266,798  12,894   4.83%
Non-interest-bearing liabilities              33,775                         23,530                     19,309
Stockholders' equity                          40,314                         18,562                     14,726
  Total liabilities and stockholders'
  equity                                    $445,886                       $345,747                   $300,833
Net interest income (3)                                 $15,526                     $ 11,596                   $10,774
Net interest spread                                                 3.35%                      3.38%                     3.64%
Net interest margin (4)                                             3.78%                      3.63%                     3.86%


(1) Non-accruing loans are included in the computation of average balance.
(2) Yield is adjusted for the tax effect of tax exempt securities. The tax effects in 1997, 1996 and 1995 were $270, $262 and $227, respectively. The combined marginal tax rate used was 34%.
(3) The Company includes loan fees in interest income. Such fees totaled $1,026, $873 and $671 in 1997, 1996 and 1995, respectively.
(4) The net yield on average earning assets is the net interest income divided by average interest-earning assets.

The following table presents the components of changes in the Company's net interest income as attributed to volume and rate on a tax-equivalent basis. The net change attributable to the combined impact of volume and rate has been solely allocated to the change in rate.



Rate/Volume Interest Analysis


                                                                       Year Ended December 31,
                                                            1997 compared to 1996                           1996 compared to 1995

                                                                 Average     Total                              Average     Total
                                                      Volume       Rate    Changes                    Volume       Rate   Changes

                                                                                 (Dollars in Thousands)
Interest income:
    Loans (1)                                         $8,603   $(2,528)      $6,075                  $2,786     $(243)    $2,543
    Investment securities-taxable                         84      (841)        (757)                    559      (156)       403
    Investment securities-nontaxable                     161      (119)          42                     (54)       69         15
    Other earning assets                                (88)        286         198                     210      (178)        32
        Total interest income                        $8,760     $(3,202)     $5,558                  $3,501     $(508)    $2,993
Interest expense:
    Savings deposits and interest-bearing checking   $1,635       $(416)     $1,219                    $344    $1,665     $2,009
    Time deposits                                     1,389        (789)        600                   1,314       579      1,893
    Short-term borrowings                               192         44          236                     186       262        448
    Long-term borrowings                               (407)       (21)        (428)                   (119)     (433)      (552)
        Total interest expense                       $2,809    $(1,182)      $1,627                  $1,725    $2,073     $3,798
Increase (decrease) in net interest income           $5,951    $(2,020)      $3,931                  $1,776   $(2,581)     $(805)

(1) The Company includes loan fees in interest income. Such fees totaled $1,026, $873, and $671 in 1997, 1996, and 1995, respectively.


     Provision for Loan Losses The provision for loan losses for the year ended December 31, 1997, was $865,000, an increase of $890,000 over 1996. This increase reflects the Company's recognition of strong expansion in its loan business. The allowance represented 1.35% of total loans as of December 31, 1997, and 1.26% of total loans as of December 31, 1996. For the year ended December 31, 1996, the provision for loan losses was ($25,000), compared to $1.33 million for 1995. The negative provision in 1996 was a result of management's estimate of the required reserve, coupled with loan recoveries realized in the fourth quarter of 1996 by Peoples National Bank, a subsidiary acquired by the Company in a pooling transaction in 1997.

     Non-Interest Income Non-interest income for the year ended December 31, 1997 was $2.8 million, a decrease of 2.7% from 1996, primarily as a result of reduced gains on sales of mortgage loans at Provident Bank. This is consistent with the Company's reduced emphasis on low-margin secondary market mortgage lending. The Company sold its loan servicing business in 1997, and all mortgages sold into the secondary market are now sold without servicing rights retained. Of the $687,000 in other non-interest income in 1997, $229,000 was unrealized gain on trading securities.

     Non-interest income for the year ended December 31, 1996 was $2.9 million, an increase of 23.2% from 1995, primarily as a result of increased service fees, gains on sales of assets in the second half of 1996 and the gain on the sale of loans in the first half of 1996. The Company realizes periodic gains and losses in connection with the sale of securities to meet its liquidity needs and in anticipation of changes in interest rates. See "Investment Activities."

     The following table presents the components of the Company's non-interest income for the periods indicated:

Non Interest Income

                                                 Year Ended December 31,
                                               1997       1996       1995
                                                  (Dollars in Thousands)

Service charges on deposit accounts          $1,060     $1,033       $999
Gain on sale of loans                           679      1,128      1,058
Gain (loss) on sale of securities               104       (11)        (92)
Insurance premium income                         65         22         58
Fiduciary income                                181        173        125
Other non-interest income                       687        507        167
Total non-interest income                    $2,776     $2,852     $2,315
Non-interest income as a
  percentage of average total assets           0.62%      0.82%      0.77%



Non-Interest Expense
Certain savings deposits of two of the Banks are insured by the Savings Association Insurance Fund ("SAIF"), with the remaining deposits of the Banks insured by the Bank Insurance Fund ("BIF"). Both SAIF and BIF have had a designated reserve ratio of 1.25%. On September 30, 1996, the President signed into law the Deposit Insurance Fund Act of 1996 ("DIFA"). DIFA directed the FDIC to impose a special assessment on SAIF-assessable deposits insured as of March 31, 1995. The one-time expense for the Company, incurred in 1996, totaled
$389,100 ($240,000 net after tax). In addition to this special one-time assessment, the premiums for BIF deposits were increased to 1.29 basis points per $100 of deposits and for SAIF deposits were decreased to 6.44 basis points per $100 of deposits. The new premiums took effect January 1, 1997, and continue through December 31, 1999.

Non-interest expense increased 4.3% to $11.5 million for the year ended December 31, 1997, as compared to 1996. The Company experienced an increase in professional services expenses as a result of legal and accounting expenses associated with the Company's recent acquisitions and its obligation to comply for the first time with the periodic reporting requirements of the Securities and Exchange Commission imposed on publicly held companies. This was partially offset by the ongoing centralization of certain administrative functions, increases in operating efficiencies, and the realization of cost savings.

Non-interest expense was $11.1 million for the year ended December 31, 1996, a 13% increase from 1995. This increase was primarily due to the addition of employees at the newly opened Leawood location and Provident Bank's mortgage loan production office and also was affected by annual increases in salaries and employee benefits and the addition of two executive positions at the Company. Net occupancy expense increased due to remodeling projects that were completed in Shawnee and St. Joseph and because Exchange Bank's Leawood location was not open in the first half of 1995. Non-interest expense as a percentage of average assets was 2.59%, 3.20% and 3.25% as of December 31, 1997, 1996 and 1995,
respectively.

The following table presents the components of non-interest expense for the periods indicated:



Non Interest Expense

                                                Year Ended December 31,
                                            1997       1996          1995
                                                (Dollars in Thousands)

Salaries and employee benefits              $6,244    $6,060       $5,332
Net occupancy expense                        1,645     1,466        1,287
Deposit insurance expense                       96       551          400
Professional services                          833       510          565
Data processing expense                        297       306          222
Supplies                                       268       308          262
Telephone                                      144       170          150
Postage                                        190       186          183
Advertising/promotion                          574       495          289
Other                                        1,257     1,015        1,100
Total non-interest expense                 $11,548   $11,067       $9,790
Efficiency ratio(1)                         67.89%    77.88%       84.93%

(1) The efficiency ratio represents total non-interest expense divided by net interest income after provision for loan losses plus total non-interest income.

Income Tax Expense
Income tax expense was $1.9 million for the year ended December 31, 1997, compared with $1.1 million for 1996. The effective tax rate was 33.6% for 1997, virtually unchanged from 1996. The 1996 income tax expense of $1.1 million, representing an effective tax rate of 33.9%, was an increase from $520,000 for 1995, an effective tax rate of 30.0%. The 1995 effective tax rate was lower than subsequent years, primarily because a larger portion of income before taxes in 1995 came from tax-exempt securities.

Asset/Liability Management
Asset/liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly, through maturity or otherwise. Controlling the maturity or repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

Along with internal gap management reports, the Company and the Banks use an asset/liability modeling service to analyze each Bank's current gap position. The system simulates the Banks' asset and liability base and projects future net interest income results under several interest rate assumptions. The Company strives to maintain an aggregate gap position such that changes in interest rates will not affect net interest income by more than 10% in any twelve-month period. The Company has not engaged in derivatives transactions for its own account.

The following table indicates that, at December 31,1997, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 1998 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.


Changes in                         Net Interest                             Percent
Interest Rates                        Income              Change             Change

200 basis point rise               $19,014,400          $755,800              4.14%
100 basis point rise                18,628,600           370,000              2.03%
Base Rate Scenario                  18,258,600
100 basis point decline             17,669,400          (589,200)            -3.23%
200 basis point decline             17,098,000        (1,160,600)            -6.36%

The following table sets forth the maturities of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997.


Interest Rate Sensitivity Analysis

                                                                             As of December 31, 1997
                                                                                 Term to Repricing
                                                             Zero to    Four Months     Over One       Over
                                                             Three      to Twelve        to Five        Five
                                                             Months      Months           Years         Years         Total
                                                                        (Dollars in Thousands)

Interest-earning assets:
    Loans                                                   $144,901     $77,341     $107,300         $16,623      $346,165
    Investment securities                                     24,863      18,435       51,615            9,52       104,437
    Other interest-bearing assets                             24,438          -            -               -         24,438
        Total interest-earning assets                       $194,202     $95,776     $158,915         $26,147      $475,040
Interest-bearing liabilities:
    Savings deposits and interest-bearing checking          $149,943        $ -          $ -             $ -       $149,943
    Time deposits                                             63,695      85,720       82,143             143       231,701
    Short-term borrowings                                     14,571       2,230        1,365              -         18,166
    Long-term borrowings                                         161       1,848          999          29,078        32,086
        Total interest-bearing liabilities                  $228,370     $89,798      $84,507         $29,221      $431,896
Interest sensitivity gap                                     (34,168)      5,978       74,408        (  3,074)
Cumulative gap                                               (34,168)    (28,190)      46,218          43,144
Cumulative ratio of interest-earning assets to
     interest-bearing liabilities                             85.04%      91.14%       111.48%         109.99%
Ratio of cumulative gap to interest-earning assets           -17.59%      -9.72%        10.30%           9.08%

The cumulative gap value indicated above for the zero to five-year time periods indicates that a rise in interest rates would have a positive effect on net interest income. The Company has the ability to reprice the rates on savings deposits and interest bearing checking. Historically the rates on these deposits have not been repriced when rates have had small movements.

Financial Condition

Lending Activities
Commercial Loans. This category includes loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans were $88.7 million as of December 31, 1997, or 25.6% of total loans. The proportion of commercial loans increased in 1997, due primarily to Exchange Bank's expanding business in Shawnee and Leawood. Provident Bank has also increased its commercial loan portfolio.

Real Estate Loans. Real estate loans represent the largest class of loans of the Company. The Company categorizes real estate loans as follows:

        i) Commercial. Commercial real estate loans increased from December 31, 1995 to December 31, 1997, due primarily to increased lending activity in the Johnson County suburbs southwest of Kansas City.

        ii) Construction. Construction lending consists primarily of single family construction in Johnson County. The Company has experienced steady growth in the suburban Kansas City market, and the December 31, 1997 balance reflects continued, although seasonal, growth in the Johnson County market.

        iii) 1 to 4 Family Residential. Loans in this category consist primarily of owner-occupied residential loans. Since December 31, 1995 the mix of loans has begun to shift from fixed rate loans to variable rate products.


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

Agricultural Loans. Agricultural loans are typically made to farmers, small corporate farms and feed and grain dealers. Agricultural loans were $36.9 million as of December 31, 1997, or 10.6% of total loans. The proportion compared to total loans has been relatively stable, as the Company's acquisitions have added to agricultural loans, while internal growth has been stronger in other categories. Agricultural loan demand, generally, has remained stable due to a stable agricultural economy.

Consumer and Other Loans. Loans classified as consumer and other loans include automobile, residential, other personal loans and credit card loans. The majority of these loans are installment loans with fixed interest rates. Consumer and other loans were $24.0 million as of December 31, 1997, or 6.9% of total loans, only slightly changed from the proportion a year earlier. The Company issues credit cards to its existing customers.

The following table presents the balance of each major category of the Company's loans at the dates indicated.



Loan Portfolio Composition

                                                                                      December 31,
                                                               1997                    1996                     1995
                                                         Amount    %           Amount      %                 Amount        %
                                                                            (Dollars in Thousands)

Commercial                                             $88,728   25.63%       $52,524      22.22%            $43,018    22.23%
Real estate construction                               47,886    13.83         28,672      12.13              19,987    10.33
Real estate(1)                                        147,830    42.71        114,990      48.65              87,220    45.07
Agricultural                                           36,856    10.64         21,303       9.01              20,458    10.57
Consumer and other                                     24,007    6.94          16,668       7.05              16,194     8.36
Loans held for sale                                    858       0.25           2,182       0.92               6,665     3.44
Total loans                                           346,165    100.00%      236,339     100.00%            193,542   100.00%
Less allowance for loan losses                          4,677                   2,981                          3,252
    Total                                            $341,488                $233,358                       $190,290

(1) Includes commercial real estate loans, agriculture real estate loans and 1 to 4 family residential real estate loans.

The following table sets forth the repricing of portfolio loans outstanding at December 31, 1997.



Loan Repricing Schedule

                                                           After ....      After One
                                               In Three   Four Month       Year But
                                                Months .  But Before        Before                 After
                                               or Less ..  One Year        Five Years            Five Years     Total
                                                                     (Dollars in Thousands)
Loan category:
    Commercial ............................   $ 53,957     $15,412         $ 18,275             $1,084        $88,728
    Real estate construction ..............     43,890       3,421              575                  -         47,886
    Real estate ...........................     22,657      37,998           73,040             14,135        147,830
    Agricultural ..........................     15,253      14,573            6,169                861         36,856
    Consumer and other ....................      8,286       5,937            9,214                543         24,007
    Loans held for sale ...................        858         -                -                   -             858
        Total loans .......................   $144,901     $77,341         $107,300            $16,623       $346,165

As of December 31, 1997, loans repricing after one year include approximately $49 million in fixed rate loans and $75 million in floating or adjustable rate loans.

Asset Quality
The Company's asset quality compares favorably to its peer institutions. The Company follows regulatory guidelines in placing loans on a non-accrual basis and places loans with doubtful principal repayment on a non-accrual basis, whether current or past due. The Company considers non-performing assets to include all non-accrual loans, other loans past due 90 days or more as to principal and interest (with the exception of those loans which in management's opinion are well collateralized or exhibit other characteristics suggesting they are collectable), other real estate owned ("OREO") and repossessed assets. The Company does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest income is reversed.

Restructured and impaired loans are considered insignificant for all periods presented. The Company would have recorded additional interest in the amounts of $36,000, $23,000 and $27,000 for the years ended December 31, 1997, 1996 and
1995,
respectively, if non-accrual loans had been current during these periods.

Non-performing assets are summarized in the following table:



Non-Performing Assets

                                                                       At December 31,
                                                             1997       1996           1995
                                                                   (Dollars in Thousands)
Loans:
    Loans 90 days or more past
      due but still accruing                                  $14          $5             $4
    Non-accrual loans                                         869         324          1,762
        Non-performing loans                                  883         329          1,766
    Other assets                                               18          -               -
    OREO                                                      691          70            149
        Non-performing assets                              $1,592        $399         $1,915
Non-performing loans as a percentage of total loans          0.26%       0.14%         0.91%
Non-performing assets as a percentage of total assets        0.31%       0.11%         0.58%


Allowance for Loan Losses
The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans represented 66% of the Company's total assets as of December 31, 1997. In originating loans, there is a substantial likelihood that some credit losses will be experienced. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality o f the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management's experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary.

The Company actively manages its past due and non-performing loans in each Bank to minimize credit losses and monitors asset quality to maintain an adequate loan loss allowance. Although management believes its allowance for loan losses is adequate for each Bank and collectively, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to non-performing or performing loans. Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover loan losses or that significant increases to the allowance will not be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of the Company's net income and capital and could result in the inability to pay dividends, among other adverse consequences.

The allowance for loan losses on December 31, 1997, totaled $4.7 million, a $1.7 million increase from a year earlier, resulting from charge-offs of $447,000, recoveries of $470,000, provisions of $865,000, and additional adjustments of $808,000 related to the purchase of Farmers Bank.

The allowance for loan losses on December 31, 1996, totaled $3.0 million, a decrease from December 31, 1995, resulting from charge-offs of $501,000, recoveries of $255,000 and provisions of ($25,000). The allowance for loan losses totaled $3.3 million as of December 31, 1995. The allowance increased during 1995 by $584,000 due to a combination of additional provisions of $1.3 million and net charge-offs of $750,000.

The following table sets forth activity in the Company's allowance for loan losses during the periods indicated:

Summary of Loan Loss Experience


                                                                        Year Ended December 31,
                                                         1997             1996                 1995
                                                                 (Dollars in Thousands)
Total net loans outstanding at the end of period        $341,488        $233,358           $190,290
Average net loans outstanding during the period         $296,104        $206,406           $177,712
Allowance for loan losses, beginning of period           $2,981           $3,252             $2,668
Charge-Offs:
    Commercial                                              262              304                542
    Real estate construction                                 -                24                  -
    Real estate                                             102                2                 12
    Agricultural                                              2               99                260
    Consumer and other                                       81               72                 89
        Total charge-offs                                   447              501                903
Recoveries of loans previously charged off:
    Commercial                                              349               90                 10
    Real estate construction                                 -                11                  -
    Real estate                                              54              107                 57
    Agricultural                                             28               27                 58
    Consumer and other                                       39               20                 28
        Total recoveries                                    470              255                153
Net charge-offs (recoveries)                                (23)             246                750
Provision charged to operations                             865              (25)             1,334
Adjustments due to acquisitions                             808               -                  -
Allowance for loan losses, end of period                 $4,677           $2,981             $3,252
Ratios:
Net charge-offs to average loans outstanding             (0.01%)           0.12%               0.42%
Allowance for loan losses to loans, end of period         1.36%            1.26%               1.68%
Allowance for loan losses to non-performing loans       529.67%          906.08%             184.14%


The following table sets forth the allocation of the Company's allowance for loan losses among categories of loans:


Allocation of the Allowance for Loan Loss

                                            As of December 31, 1997
                                                    Percent of
                                                 Loans in each
                                                   Category to
                                      Amount       Total Loans
                             (Dollars in Thousands)

Commercial                          $1,199               25.6%
Real estate construction            645                  13.8%
Real estate                         2,011                43.0%
Agricultural                        498                  10.7%
Consumer and other                  324                   6.9%
    Total                           $4,677              100.0%

Investment Activities
The Company's investment portfolio serves three important functions: First, it enables the adjustment of the balance sheet's sensitivity to changes in interest rate movements; second, it provides an outlet for investing excess funds; and third, it provides liquidity. The investment portfolio is structured to maximize the return on invested funds within conservative risk management guidelines.

The portfolio is comprised of U.S. Treasury securities, U.S. government agency obligations, state municipal obligations, Federal Reserve Bank stock, FNMA stock, and FHLB stock. The U.S. government agency obligations include Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA notes and mortgage-backed securities, FHLB notes and Government National Mortgage Association ("GNMA") mortgage-backed securities. As of December 31, 1997, the portfolio included $11.3 million of collateralized mortgage obligations, all of which are rated AA or better. Federal Funds sold are not classified as investment securities.

The investment portfolio decreased $920,000, or 0.90%, during the year ended December 31, 1996, and increased $3.3 million, or 3.3%, for the year ended December 31, 1997. The decreases are primarily due to strong loan demand.

     The composition of the investment portfolio as of December 31, 1997 was 21.2% U.S. Treasury notes, 37.5% U.S. government obligations, 27.7% mortgage-backed securities, 9.9% state and municipal securities and 3.7% other securities. The comparable distribution for December 31, 1996 was 29.69% U.S. Treasury notes, 20.24% U.S. government obligations, 36.57% mortgage-backed securities, 10.77% state and municipal securities, and 2.73% other securities. The estimated maturity of the investment portfolio on December 31, 1997 was 2 years and 2 months. The average balance of the investment portfolio as of December 31, 1997 represented 25.4% of average earning assets as compared to 31.63% on December 31, 1996. In 1997, the Company invested in trading securities for the purpose of generating additional non-interest income. The Company intends to turn over these securities as market conditions dictate in order to maximize their profitability.

The Company periodically changes its balance sheet strategy to accommodate a new interest rate environment when, in management's opinion, economic and policy signals indicate a changing trend in interest rates. Accordingly, in the first half of 1995 the Company sold bonds in anticipation of an increase in interest rates.

The following table sets forth the composition of the Company's investment portfolio at the dates indicated:


Investment Securities Portfolio Composition

                                                                           At December 31,
                                                              1997             1996                 1995
                                                                       (Dollars in Thousands)
Securities held to maturity: (1)
Obligations of states and political subdivisions              $100              $102                   $99
Total                                                         $100              $102                   $99
Securities available for Sale: (2)
U.S. Treasury and other U.S. agencies and corporations     $61,284           $50,424               $53,525
Obligations of states and political subdivisions            10,245            10,873                 9,652
Mortgage-backed securities                                  28,971            36,986                36,027
Trading securities                                           1,072               -                    -
Other (3)                                                    2,765             2,760                 2,762
Total                                                     $104,337          $101,043              $101,966
Total investment securities                               $104,437          $101,145              $102,065
(1) Securities held to maturity are carried on the Company's books at amortized cost.
(2) Securities available for sale are carried on the Company's books at fair value.
(3) Includes FHLB stock, Federal Reserve stock and FNMA stock.


The following table sets forth a summary of maturities in the investment portfolio at December 31, 1997:

Maturity Schedule of Securities
                                                 At December 31, 1997

                                                                    (At market value)
                                    One year         Over One Year       Over 5 Years            Over
                                     or less       through 5 Years      through 10 Years        10 Years         Total
                                    Weighted              Weighted             Weighted         Weighted         Weighted
                                   Amount  Yield     Amount    Yield     Amount   Yield     Amount  Yield    Amount     Yield
                                                                             (Dollars in Thousands)

U.S. Treasury and other
  U.S. agencies and corporations  $31,264  5.01%    $28,164    5.80%     $1,327   7.39%      $529    7.5%   $61,284     5.38%
Obligations of states
  and political subdivisions        1,177  6.34%      6,423    7.38%      2,543   7.68%       202   8.27%    10,345     7.33%
Mortgage-backed securities          2,405  5.83%     20,977    6.08%      4,741   7.00%       848   6.55%    28,971     6.23%
Other                               3,837  4.58%      -          -           -      -          -     -        3,837     4.58%
Total                             $38,683           $55,564              $8,611            $1,579          $104,437     5.78%


Deposit Activities
Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from interest payments, loan principal payments, loan and securities sales, and funds from operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. The Banks may use borrowings on a short-term basis if necessary to compensate for reductions in the availability of other sources of funds, or borrowings may be used on a longer-term basis for general business purposes.

Deposits are attracted principally from within the Banks' primary market area through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. The Banks have aggressively attempted to obtain deposits in selected markets to increase market share or meet particular liquidity needs. The Company has not used brokered deposits and has not sought to attract deposits outside its market areas.

Maturity terms, service fees and withdrawal penalties are established by the Banks on a periodic basis. The determination of rates and terms is predicated on funds transaction and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

The growth in deposits is primarily the result of the Company's relatively new locations in Leawood and Shawnee. During 1997 the Company experienced an increase in savings and interest-bearing transaction accounts with balances of less than $100,000. The non-interest-bearing account balance as of December 31, 1997, showed a $10.4 million or 38.4% increase from the balance as of December 31, 1996. The average balance increased accordingly by $8.2 million or 36.1% primarily as a result of growth at the Company's Shawnee and Leawood locations.

The following table sets forth the average balances and weighted average rates for the Company's categories of deposits at the dates indicated.



Average Deposit Balances and Rates

                                                   Year Ended December 31,
                                         1997                          1996                             1995
                                                       % of                           %of                             % of
                                  Average   Average    Total     Average    Average  Total       Average  Average    Total
                                   Balance  Rate     Deposits     Balance     Rate   Deposits    Balance   Rate    Deposits
                                                                         (Dollars in Thousands)
Non-interest checking             $30,799   0.00%       8%        $22,623    0.00%      8%       $17,966    0.00%        7%
Savings deposits and
    interest-bearing checking     131,794   3.28%      35%         86,334    3.60%     29%        75,169    3.08%       29%
Certificates of deposit           214,171   5.06%      57%        188,577    5.43%     63%       164,413    5.44%       64%
        Total                    $376,764             100%       $297,534             100%      $257,548               100%


The Company does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on its business. Management believes that substantially all of the Banks' depositors are residents in their respective primary market areas.

The following table sets forth a summary of the deposits of the Company at the dates indicated:



Deposit Composition

                                                                                    December 31,
                                                                  1997            1996                1995
                                                                            (Dollars in Thousands)

Non-interest-bearing                                            $37,495        $27,093             $24,427
Interest-bearing:
    Savings and NOW accounts                                   149,943          96,025              73,114
    Time accounts less than $100,000                           188,176         151,725             154,979
    Time accounts greater than $100,000                         43,525          41,729              33,200
        Total deposits                                        $419,139        $316,572            $285,720


The following table summarizes at December 31, 1997, the Company's certificates of deposit of $100,000 or more by time remaining until maturity:



Certificates of Deposit

                                            $100,000 or greater
                                          (Dollars in Thousands)
Maturity Period:
    Less than three months                         $18,743
    Over three months through six months             7,112
    Over six months through twelve months            8,171
    Over twelve months                               9,499
        Total                                      $43,525

The Company has no other time deposits in excess of $100,000.

Capital and Liquidity
Sources of Liquidity. Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. The Banks also have established a credit facility with the FHLB under which the Banks are eligible for short-term advances secured by real estate loans or mortgage-related investments. The Company's liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from its subsidiary banks.

Capital. The Company and the Banks actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through the retention of earnings or capital infusions. Each Bank's ability to incur additional indebtedness or to issue or pay dividends on common stock may be limited by regulatory policies and the terms of the outstanding securities.

At December 31, 1997, the Company's Tier 1 risk-based capital, total risk-based capital and leverage ratios were 15.16%, 16.47% and 11.70%, respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).

Proceeds from the Trust Preferred Securities issued in December 1997 by GBCI Capital Trust, a statutory business trust established by the Company, accounted for 25%, or $13.9 million, of the Company's Tier I, or core, capital at December 31, 1997. In the offering, approximately $27 million in net proceeds was raised for expansion, debt retirement and general corporate purposes.

Impact of Inflation and Changing Prices
The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction or have the same magnitude as changes in the prices of goods and services.

Accounting and Financial Reporting
The Financial and Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in June 1997. SFAS No. 130 will require the Company to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of stockholders' equity. SFAS No. 131 requires that public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management. Both SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997. The adoption of the standards is not expected to have a significant impact on the financial statements of the Company.

Year 2000 Initiatives
In response to potential Year 2000 transition issues for computer systems, the Company is actively addressing these issues as they relate to the Banks and corporate systems. As with other financial institutions, the Company engages in a significant amount of business and reporting activity that depends on accurate date information, such as interest and other calculations pertaining to loans, deposits, assets and investments. The Company is taking steps to implement permanent solutions during 1998, rather than waiting until potential problems develop. A task force began work on identifying and assessing potential issues in 1997, and the Company is currently evaluating hardware and software solutions. Appropriate resources are being allocated for hardware systems and software, as needed, at each of the Company's current as well as newly acquired entities. Expenses associated with this issue are expensed as incurred. Management expects to report periodically on its progress in addressing the Year 2000 transition and expects to be fully Year 2000 compliant by December 31, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management
Asset/liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly, through maturity or otherwise. Controlling the maturity or repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

Along with internal gap management reports, the Company and the Banks use an asset/liability modeling service to analyze each Bank's current gap position. The system simulates the Banks' asset and liability base and projects future net interest income results under several interest rate assumptions. The Company strives to maintain an aggregate gap position such that changes in interest rates will not affect net interest income by more than 10% in any twelve-month period. The Company has not engaged in derivatives transactions for its own account.

The following table indicates that, at December 31,1997, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 1998 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.


Changes in                         Net Interest                             Percent
Interest Rates                        Income              Change             Change

200 basis point rise               $19,014,400          $755,800              4.14%
100 basis point rise                18,628,600           370,000              2.03%
Base Rate Scenario                  18,258,600
100 basis point decline             17,669,400          (589,200)            -3.23%
200 basis point decline             17,098,000        (1,160,600)            -6.36%

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report



The Board of Directors
Gold Banc Corporation, Inc.:


We have audited the accompanying consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. On August 22, 1997, the Company acquired Peoples Bancshares, Inc. (Peoples) in a business combination accounted for as a pooling-of-interest. The contribution of Peoples to total assets at December 31, 1996 represented 19%. The contribution of Peoples to net interest income and net income for 1996 and 1995 represented 20% and 35% and 20% and 42%, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Peoples, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Kansas City, Missouri
January 19, 1998

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES


GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1997 and 1996
(Dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------

                                             Assets                                                     1997          1996

---------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                                           $    16,673        13,895
Federal funds sold and interest-bearing deposits                                                       24,438         8,902
----------------------------------------------------------------------------------------------------------------------------

Total cash and cash equivalents                                                                        41,111        22,797
----------------------------------------------------------------------------------------------------------------------------

Investment securities (note 2):
   Held-to-maturity                                                                                       100           102
   Available-for-sale                                                                                 100,500        98,725
   Trading securities                                                                                   1,072            -
   Other                                                                                                2,765         2,318
----------------------------------------------------------------------------------------------------------------------------

Total investment securities                                                                           104,437       101,145
----------------------------------------------------------------------------------------------------------------------------

Mortgage loans held for sale, net                                                                         858         2,182
Loans, net (note 3)                                                                                   340,630       231,176
Premises and equipment, net (note 4)                                                                   15,363        12,746
Deferred taxes (note 9)                                                                                   498           507
Accrued interest and other assets                                                                      11,700         6,305
----------------------------------------------------------------------------------------------------------------------------

                                                                                                      369,049       252,916
----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                      $   514,597       376,858

----------------------------------------------------------------------------------------------------------------------------

                              Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits (note 5)                                                                              $   419,139       316,573
   Securities sold under agreements to repurchase (note 6)                                              6,516         5,966
   Federal funds purchased and Federal Home Loan Bank advances (note 7)                                11,650        12,675
   Long-term debt (note 8)                                                                              3,336         4,893
   Accrued interest and other liabilities                                                               3,473         2,411
----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                     444,114       342,518
----------------------------------------------------------------------------------------------------------------------------

Junior subordinated deferrable interest debentures (note 1)                                            28,750           -
----------------------------------------------------------------------------------------------------------------------------

Stockholders' equity (notes 10 and 13):
   Preferred stock, no par value, 25,000,000 shares authorized, no shares issued
   - Common stock,  $1 par value,  7,500,000  shares  authorized;  5,066,615 and
   4,793,615
      shares issued and outstanding at December 31, 1997 and 1996, respectively                         5,067         4,794
   Additional paid-in capital                                                                          22,265        18,784
   Retained earnings                                                                                   14,605        11,300
   Unrealized gain (loss) on available-for-sale securities, net                                            32         (262)
   Unearned compensation (note 10)                                                                      (236)         (276)
----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                             41,733        34,340

Commitments and contingent liabilities (notes 16 and 17)
----------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                        $   514,597       376,858
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.






GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended December 31, 1997, 1996 and 1995 (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------------

                                                                                            1997       1996        1995
--------------------------------------------------------------------------------------------------------------------------

Interest income:
   Loans, including fees                                                                $    25,871     19,796     17,254
   Investment securities                                                                      5,408      6,134      5,992
   Other                                                                                        669        469        195
--------------------------------------------------------------------------------------------------------------------------

                                                                                             31,948     26,399     23,441
--------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                                                  15,160     13,340     11,257
   Borrowings and other                                                                       1,532      1,725      1,637
--------------------------------------------------------------------------------------------------------------------------

                                                                                             16,692     15,065     12,894
--------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                          15,256     11,334     10,547

Provision for loan losses (note 3)                                                              865       (25)      1,334
--------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                          14,391     11,359      9,213
--------------------------------------------------------------------------------------------------------------------------

Other income:
   Service fees                                                                               1,060      1,033        999
   Net gains on sale of mortgage loans                                                          679      1,128      1,058
   Net securities gains (losses)                                                                104       (11)       (92)
   Unrealized gains on trading securities                                                       229      -          -
   Gain on sale of other assets (note 3)                                                        198        297         14
   Other                                                                                        506        405        336
--------------------------------------------------------------------------------------------------------------------------

                                                                                              2,776      2,852      2,315
--------------------------------------------------------------------------------------------------------------------------

Other expense:
   Salaries and employee benefits                                                             6,244      6,063      5,339
   Net occupancy expense                                                                      1,931      1,675      1,444
   Federal deposit insurance premiums (note 5)                                                   96        551        400
   Other                                                                                      3,277      2,778      2,607
--------------------------------------------------------------------------------------------------------------------------

                                                                                             11,548     11,067      9,790
--------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                                  5,619      3,144      1,738

Income taxes (note 9)                                                                         1,888      1,066        520
--------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                            $     3,731      2,078      1,218
--------------------------------------------------------------------------------------------------------------------------

Net earnings per share - basic                                                          $       .77        .76        .48
Net earnings per share - diluted                                                                .76        .76        .48
--------------------------------------------------------------------------------------------------------------------------




See accompanying notes to consolidated financial statements.
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1997, 1996 and 1995
(In thousands)

-------------------------------------------------------------------------------------------------------------------------

                                                                                         1997        1996        1995
-------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net earnings                                                                      $     3,731       2,078       1,218
   Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities:
        Provision for loan losses                                                            865        (25)       1,334
        Net (gains) losses on sales of securities                                          (104)          11          92
        Amortization of investment securities' premiums, net of accretion                     26         153         104
        Depreciation and amortization                                                      1,073         803         761
        Gain on sale of assets, net                                                        (198)       (335)        (18)
        Purchases of trading securities                                                    (998)       -           -
        Proceeds from sales of trading securities                                            169       -           -
        Unrealized gains on trading securities                                             (229)       -           -
        Net (increase) decrease in mortgage loans held for sale                            1,324       4,483     (4,879)
        Other changes:
          Accrued interest receivable and other assets                                   (2,173)        (67)       (521)
          Accrued interest payable and other liabilities                                   1,048         326         392
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                        4,534       7,427     (1,517)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Net increase in loans                                                                (83,051)    (47,511)    (21,276)
   Principal collections and proceeds from maturities of held-to-
      maturity securities                                                                      2          73      12,195
   Principal collections and proceeds from sales and maturities of
      available-for-sale securities                                                       37,031      43,385      31,109
   Purchases of available-for-sale securities                                           (21,705)    (43,106)    (38,528)
   Purchases of held-to-maturity securities                                                -            (99)     (1,645)
   Purchases of other securities, net                                                      (447)        (21)       (273)
   Net additions to premises and equipment                                               (3,088)     (5,251)     (3,315)
   Proceeds from sale of other assets                                                        418         922         269
   Cash received in bank acquisition, net of cash paid                                       362       -           -
-------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                $  (70,478)    (51,608)    (21,464)
-------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
   Increase in deposits                                                              $    59,728      30,851      39,825
   Proceeds from long-term debt                                                              -          -            500
   Principal payment on long-term debt                                                    (3,319)     (7,775)       (941)
   Proceeds from issuance of subordinated debentures                                      28,750        -            -
   Purchase of treasury stock                                                                 -         (134)     (1,095)
   Proceeds from issuance of common stock, net of costs                                       -       18,122         350
   Proceeds from sale of treasury stock                                                       -         -            263
   Increase (decrease) in repurchase agreements                                              550      (6,187)         87
   Increase (decrease) in federal funds purchased, advances
      and other short-term borrowings                                                     (1,025)      7,087         312
   Payment of dividends                                                                     (426)       -            -
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                 84,258      41,964      39,301
-------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                          18,314      (2,217)     16,320

Cash and cash equivalents, beginning of year                                              22,797      25,014       8,694
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                               $    41,111      22,797      25,014
-------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                            $    15,808      14,927      12,533
-------------------------------------------------------------------------------------------------------------------------

   Cash paid during the year for income taxes                                        $     1,408         985       1,256
-------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing activities:
   Loans transferred to other real estate owned                                      $       768         741          94
   Transfer of held-to-maturity investment securities to
      available-for-sale                                                                      -           -       42,968
-------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing activities:
      Issuance of common stock for acquisitions                                      $     3,754          -           -
      Common stock subscribed                                                                 -           -           50
-------------------------------------------------------------------------------------------------------------------------

Noncash activities related to purchase acquisitions:
   Investing activities:
      Increase in investments                                                        $    17,498          -           -
      Net increase in loans                                                               27,269          -           -
      Increase in land, buildings and equipment                                              474          -           -
   Financing activities:
      Increase in deposits                                                                42,838          -           -
      Increase in borrowed funds                                                           1,762          -           -
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1997, 1996 and 1995
(Dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------

                                                                                   Unrealized
                                                                                   gain (loss)
                                                              Additional               on
                                                                                   securities
                                           Preferred Common   paid-in  Retained    available    Unearned   Treasury
                                            stock    stock    capital  earnings    -for sale, compensation   stock    Total
                                                                                      net
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994              $   100     2,536     3,421    8,004     (1,345)        -          (35)   12,681

Purchase of 117,756 shares of common stock    -         -         -        -          -           -       (1,095)  (1,095)
Issuance of 53,346 shares of common stock     -          53       347      -          -           -           -        400
Sale of 23,339 shares of common stock         -         -        (25)      -          -           -           288      263
Retirement of 35 shares of Class B
preferred
   stock and 94,416 shares of common
   stock
   held in treasury                          (35)      (95)     (712)      -          -           -           842    -
Change in unrealized gain on securities
   available-for-sale                         -         -         -        -        1,420         -           -      1,420
Net earnings                                  -         -         -      1,218        -           -           -      1,218
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                   65     2,494     3,031    9,222         75           -          -    14,887

Conversion of 65 shares of preferred
stock
   into 14,048 shares of common stock        (65)        14        51      -          -           -           -      -
Redemption and retirement of 14,820
   shares of common stock                     -        (14)     (120)      -          -           -           -      (134)
Issuance of 2,300,000 shares of common
   stock, net of issuance costs of $1,942     -       2,300    15,822      -          -           -           -     18,122
Purchase of 31,888 shares of common stock
   for the employee stock ownership plan      -         -         -        -          -         (276)         -      (276)
Change in unrealized loss on securities
   available-for-sale                         -         -         -        -        (337)         -           -      (337)
Net earnings                                  -         -         -      2,078        -           -           -      2,078
------------------------------------------------------------------------------------------------------------------ --------

Balance at December 31, 1996                  -       4,794    18,784   11,300      (262)       (276)         -     34,340

Issuance of 273,000 shares of common          -         273     3,481    -         -              -           -      3,754
stock
Reduction of unearned compensation            -       -         -        -         -               40         -         40

Change in unrealized gain (loss) on
   securities available-for-sale              -       -         -        -            294         -           -        294
Net earnings                                  -       -         -        3,731     -              -           -      3,731

Dividends paid ($.09 per share)               -       -         -        (426)     -              -           -      (426)

---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997              $   -       5,067    22,265   14,605         32       (236)         -     41,733
---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


 (1)     Summary of Significant Accounting Policies

                  Principles of Consolidation

         The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks, Exchange National Bank, Marysville, Kansas, Citizens State Bank and Trust Company, Seneca, Kansas, Provident Bank, f.s.b., St. Joseph, Missouri, The Peoples National Bank, Clay Center, Kansas, Farmers National Bank, Oberlin, Kansas, and GBCI Capital Trust, collectively referred to as the Company. All significant intercompany transactions have been eliminated.

         On August 22, 1997, the Company issued 493,615 shares of its common stock in exchange for all of the shares of common stock of Peoples Bancshares, Inc. (the merger). Peoples Bancshares, Inc. owned all of the outstanding common stock of The Peoples National Bank located in Clay Center, Kansas. The merger has been accounted for as a pooling-of-interests and, accordingly, the 1996 and 1995 consolidated financial statements have been restated to include the accounts and results of operations of the combining companies. Subsequent to the merger, Peoples Bancshares, Inc. was liquidated into the Company.

                  Nature of Operations

         The Company is a multibank holding company that owns and operates community banks located in Kansas and northwestern Missouri. The banks provide a full range of commercial and consumer banking services primarily to small and medium-sized communities and the surrounding market areas, including suburban Kansas City.

                  Initial Public Offering

         Effective November 19, 1996, the Company completed an initial public offering, selling 2,000,000 shares of its common stock at $8.75 per share. Subsequently, the Company's underwriter exercised its over-allotment option and on December 19, 1996, the Company sold an additional 300,000 shares at $8.75 per share. Total expenses, including underwriter's discounts, aggregated $1,942,000. The Company's shares are registered on the NASDAQ under the symbol GLDB.

                  Junior Subordinated Deferrable Interest Debentures

         On December 15, 1997, GBCI Capital Trust (the Trust), a Delaware business trust formed by the Company, completed the sale of $28.75 million of 8.75% Preferred Securities (the Preferred Securities). The Trust used the net proceeds from the offering to purchase a like amount of 8.75% Junior Subordinated Deferrable Interest Debentures (the Debentures) of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company used the proceeds from the sale of the Debentures to retire certain debt and for general corporate purposes. Total expenses associated with the offering approximating $1,219,000 are included in other assets and are being amortized on a straight-line basis over the life of the debentures.

         The Preferred Securities accrue and pay distributions quarterly at an annual rate of 8.75% of the stated liquidation amount of $25 per Preferred Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by the Trust.

         The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on December 31, 2027 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole or in part, on or after December 31, 2002 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

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

                  Reclassifications

         Certain   reclassifications  have  been  made  to  the  1996  and  1995 consolidated financial statements to conform to the 1997 presentation.

                  Investment Securities

         The Company classifies investment securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity. All other securities are classified as available-for-sale.

         Held-to-maturity securities are recorded at amortized cost. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses upon disposition of available-for-sale securities are included in income using the specific identification method for determining the cost of the securities sold.

         A decline in the market value of any security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to interest income. Dividend and interest income is recognized when earned.

                  Mortgage Loans Held for Sale

         Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Fees received on such loans are deferred and recognized in income as part of the gain or loss on sale. Net unrealized losses are recognized through a valuation allowance by charges to income.

                  Loans

         Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

         Interest income on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Significant loan and commitment fee income and related costs are deferred and amortized over the term of the related loan or commitment.

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

                  Stock Option Plan

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                  Cash and Cash Equivalents

         For purposes of the consolidated statements of cash flows, cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing deposits.

                  Earnings Per Share

         Earnings per share are computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted income per share includes the effects of all dilutive potential common shares outstanding during each period. All per share data has been restated to conform to SFAS No. 128.

         The shares used in the calculation of basic and diluted income per share are shown below (in thousands):


                                                     1997     1996    1995

         Weighted average common shares outstanding  4,862    2,740    2,557
         Stock options                                  20       -       -

                                                     4,882    2,740    2,557

                  Future Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in June 1997. SFAS No. 130 will require the Company to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of stockholders' equity. SFAS No. 131 requires that public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The adoption of the standards is not expected to have a significant impact on the financial statements of the Company.



 (2)     Investment Securities

         The amortized cost, gross unrealized gains and losses and estimated fair value of investment securities by major security type at December 31, 1997 and 1996 are as follows (in thousands):



                                                                    Gross         Gross        Estimated


                                                        Amortized  unrealized    unrealized         fair
         1997                                                cost      gains        losses          value

         Held-to-maturity:
             Obligations of states and
             political subdivisions                        $100        $-             $-             $100

         Available-for-sale:
             U. S. treasury and agency securities          $61,262     $87            $(65)       $61,284
             Obligations of states and political
                           subdivisions                     10,121     133              (9)        10,245
                  Mortgage-backed securities                29,077      96            (202)        28,971

         Total                                            $100,460     316            (276)       100,500

         1996

         Held-to-maturity:
                  Obligations of states and
                  political subdivisions                      $102      -               -            102

         Available-for-sale:
                  U. S. treasury and agency securities        $50,586   58            (220)       50,424
                  Obligations of states and political
                           subdivisions                        10,786   121            (34)       10,873
                  Mortgage-backed securities                   37,339   115           (468)       36,986
                  Equity securities                               435     7             -            442

         Total                                                $99,146   301           (722)       98,725


         The amortized cost and estimated fair values of investment securities at December 31, 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                              Held-to-maturity                   Available-for-sale

                                                          Amortized        Estimated         Amortized         Estimated
                                                             cost          fair value          cost            fair value

         Due in one year or less                              $75               75             33,505            33,493
         Due after one year through five years                 25               25             34,804            34,886
         Due after five years through ten years                 -                -              5,100             5,188
         Due after ten years                                    -                -              1,227             1,232
         Mortgage-backed securities                             -                -             25,824            25,701

         Total                                               $100             $100           $100,460          $100,500

         The Company's trading securities consist of a segregated portfolio of equity securities purchased with the intent to actively manage and trade such securities frequently. Realized gains since the trading portfolio was established aggregate $14,000.

         Other securities at December 31, 1997, 1996 and 1995 consist primarily of stock in the Federal Reserve Bank, Federal Home Loan Bank and Kansas Venture Capital Stock. The cost of such investments approximates their fair value. At December 31, 1997, investment securities with fair values of approximately $63,452,000 were pledged to secure public deposits and for other purposes.




 (3)     Loans


         Loans are summarized as follows (in thousands):


                                              1997     1996

         Real estate - mortgage            $147,830  114,990
         Real estate - construction          47,886   28,672
         Commercial                          88,728   52,524
         Agricultural                        36,856   21,303
         Consumer                            17,080   13,027
         Other                                6,927    3,641

                                            345,307  234,157

         Allowance for loan losses           (4,677)  (2,981)

                                    $       340,630  231,176


         Prior to June 1997, the Company serviced loans of approximately $29,035,000 for investors. During June 1997, the Company sold the right to service such loans to another company, realizing a gain of approximately $198,000. Service fee income of approximately $33,000, $82,000 and $90,000, respectively, related to these portfolios is included in service fee income in the consolidated statements of earnings for the years ended December 31, 1997, 1996 and 1995.

         Loans made to directors and executive officers of the Company approximated $9,331,000, $9,644,000 and $5,071,000 at December 31, 1997, 1996
and 1995, respectively. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization. Changes in such loans for 1997 are as follows (in thousands):


         Balance at January 1, 1997                   $9,644
         Additions                                    15,081
         Amounts collected                           (15,457)
         Amounts of acquired bank                         63

         Balance at December 31, 1997                 $9,331

         Impaired loans are considered insignificant at December 31, 1997 and 1996. Nonaccrual loans approximated $869,000 and $324,000 at December 31, 1997 and 1996, respectively. The interest income not recognized on these loans was approximately $36,000, $23,000 and $27,000 in 1997, 1996 and 1995, respectively.

         Activity in the allowance for loan losses during the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):



                                                      1997     1996    1995

         Balance at beginning of year               $2,981    3,252    2,668
         Allowance of acquired bank                    808      -        -
         Provision for loan losses                     865      (25)   1,334
         Charge-offs                                  (447)    (501)    (903)
         Recoveries                                    470      255      153

         Balance at end of year                     $4,677    2,981    3,252

 (4)     Premises and Equipment

         Premises and equipment are summarized as follows (in thousands):



                                                               1997     1996

         Land                                                 $3,629   2,795
         Buildings and leasehold improvements                 10,006   4,955
         Construction in progress                              1,023   3,522
         Furniture, fixtures and equipment                     5,023   4,141
         Automobiles                                             134     146

                                                              19,815  15,559

         Accumulated depreciation and amortization             4,452   2,813

                                                             $15,363  12,746


         Depreciation expense aggregating $945,000, $745,000 and $666,000 for the years ended December 31, 1997, 1996 and 1995, respectively, has been included in net occupancy expense in the accompanying consolidated statements of earnings.


 (5)Deposits

  Deposits are summarized as follows (in thousands):



                                                       1997     1996

                  Demand:
                  Noninterest bearing               $37,495   27,093

                  Interest-bearing:
                           NOW                       53,365   30,300
                           Super NOW                 20,318   14,916
                           Money market              59,678   37,670

                                                    133,361   82,886

                  Total demand                      170,856  109,979

                          Savings                    16,582   13,139
                             Time                   231,701  193,455

                                                   $419,139  316,573

         Time deposits include certificates of deposit of $100,000 and over totaling approximately $43,525,000 and $41,729,000 at December 31, 1997 and 1996, respectively.

         Principal maturities of time deposits at December 31, 1997 are as follows (in thousands):




         Year                       Amount

         1998                     $148,162
         1999                       55,059
         2000                       21,296
         2001                        5,498
         2002                        1,543
         Thereafter                    143

                                  $231,701

         During 1996, the Federal Deposit Insurance Corporation imposed a one-time special assessment on Savings Association Insurance Fund (SAIF) assessable deposits. The assessment on the Company's SAIF deposits was $389,000 and is included in federal deposit insurance premiums in the accompanying 1996 consolidated statement of earnings.


 (6)     Securities Sold Under Agreements to Repurchase

         Information concerning securities sold under agreements to repurchase is as follows (in thousands):


                                                              1997     1996

         Average monthly balance during the year             $6,835    7,825
         Weighted average interest rate during the year        5.75%   5.46%
         Maximum month-end balance during the year           $6,516    8,053

         At December 31, 1997, such agreements were secured by investment and mortgage-backed securities. Pledged securities are maintained by a safekeeping agent under the control of the Company.


 (7)     Federal Funds Purchased and Federal Home Loan Bank Advances

         Federal funds purchased fluctuate daily based on the liquidity needs of the Company. At December 31, 1997, the Company had no federal funds purchased. As of December 31, 1996, federal funds purchased of $6,675,000 had weighted average interest rates of 6.53% and a one-day maturity.

         Federal Home Loan Bank (FHLB) advances represent short-term advances received from the FHLB. Such advances mature within one year and are secured by qualifying one-to-four family mortgage loans. At December 31, 1997 and 1996, these advances totaled $11,650,000 and $6,000,000, respectively.

 (8)     Long-term Debt


         Following is a summary of long-term borrowings at December 31, 1997 and 1996 (in thousands):

                                                  1997           1996

                                                                                          1997     1996
Notes  payable  of  subsidiary  to
former  stockholders  of  Farmers  Bank,
interest rates ranging from 6.62% to 7.59%,
maturities ranging from January 31,
2005  to  July  31,  2005                         $1,500         $-


Notes  payable  of  subsidiary  to  former
stockholders of Farmers Bank, interest rates
at NationsBank  corporate base rate
(8.50% at December 31,  1997),  maturing
February 1, 2000                                     262          -


Note payable to
bank, interest at 6.6%, maturing April 1, 1997         -         3,015

Note payable of Gold Banc
Corporation,  Inc.  Employee  Stock  Ownership
Plan,  interest  at  NationsBank
corporate  base rate (8.50% at December 31,  1997),
secured by 27,333 shares of
Company stock (see note 10)                         236            276

Federal Home Loan Bank (FHLB)  borrowings by
a subsidiary  bank bearing  weighted
average fixed  interest rates of 6.10% and
5.48% at December 31, 1997 and 1996,
secured by qualifying  one-to-four  family
mortgage loans                                    1,338          1,602

                                                 $3,336          4,893

      Principal maturities of long-term borrowings at December 31, 1997 are as follows (in thousands):


            Year          Amount

         1998              $613
         1999               573
         2000               471
         2001               371
         2002               334
         Thereafter         974

                           $3,336

         None of the Company borrowings have any related compensating balance requirements which restrict the usage of Company assets. However, regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of the amounts shown as consolidated "cash and due from banks" from everyday usage in operation of the banks. The minimum reserve requirements for the subsidiary banks at December 31, 1997 approximated $2,258,000.

 (9)     Income Taxes

         Income tax expense (benefit) related to operations for 1997, 1996 and 1995 is summarized as follows (in thousands):



                           Current      Deferred     Total

         1997:
                  Federal  $ 1,694          (31)     1,663
                  State        241          (16)       225

                           $ 1,935          (47)     1,888

         1996:
                  Federal  $   473          435        908
                  State        155            3        158

                           $   628          438      1,066

         1995:
                  Federal  $   713         (429)       284
                  State        246          (10)       236

                           $   959         (439)       520


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997, 1996 and 1995 are presented below (in thousands):



                                                    1997     1996    1995

         Deferred tax assets:
                  Allowance for loan losses         $907      334      663
                  Unrealized losses on available
                  -for-sale securities, net          (15)     180       60
                  State taxes                        250      488      320
                  Other                              144      150      167

         Total deferred tax assets                 1,286    1,152    1,210

         Deferred tax liabilities:
                  FHLB stock dividends               142      125      125
                  Premises and equipment             527      427      206
                  Other                              119       93      143

         Total deferred tax liabilities              788      645      474

         Net deferred tax asset                     $498      507      736

         A valuation allowance for deferred tax assets was not necessary at December 31, 1997, 1996 or 1995.

         A reconciliation of expected income tax expense based on the statutory rate of 34% to actual tax expense for 1997, 1996 and 1995 is summarized as follows (in thousands):




                                                1997                            1996                      1995
                                          Amount   Percent                 Amount   Percent           Amount   Percent

         Expected federal income
                  tax expense              $1,910    34.00%                 $1,069    34.00%           $591     34.00%
         Municipal interest                  (156)   (2.78)                   (147)   (4.69)           (154)    (8.85)
         State taxes, net of federal
                  tax benefit                 225     4.00                     155     4.94             167      9.64
         Other, net                           (91)   (1.62)                    (11)    (.34)            (84)    (4.87)

                                           $1,888    33.60%                  $1,066    33.91%           $520     29.92%


0)     Employee Benefit Plans

         On January 1, 1986, the Company established the Gold Banc Corporation, Inc. Employee Stock Ownership Plan (ESOP) to acquire shares of the Company common stock for the benefit of all eligible employees. The amount of annual contributions from the Company, if any, is determined by the Board of Directors. Contributions were approximately $92,000, $78,000 and $75,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The ESOP, which is noncontributory, covers substantially all employees of the corporation.

         During 1996, the ESOP borrowed $275,800 from an unaffiliated bank to purchase 31,888 shares of common stock from a stockholder of the Company (see note 8). The ESOP will repay the loan with contributions received from the Company. Accordingly, the Company has recorded the obligation with an offsetting amount of unearned compensation included in stockholders' equity in the accompanying consolidated balance sheets. During 1997, the Company contribution was used to make principal payments on the note of $40,000 and in connection with that payment, 4,555 shares were released to participants.

         In 1995, the Company established a 401(k) savings plan for the benefit of all eligible employees. Prior to December 31, 1997, the Company did not match employee contributions. Effective January 1, 1998, the Company will match 50% of employee contributions up to 5% of base compensation, subject to certain Internal Revenue Service limitations. The 401(k) plan covers substantially all employees of the corporation.

         In 1996, the Company established a stock option plan. Under the stock option plan, options to acquire 250,000 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company. The options will enable the recipient to purchase stock at an exercise price equal to or greater than the fair market value of the stock at the date of the grant. On April 7, 1997, the Company granted options to acquire 70,500 shares for $10.50 per share. Each of the options vested as of October 6, 1997 and expire in 2007.

         No options have been exercised at December 31, 1997. The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation expense has been recognized for its incentive stock options. Had compensation cost for the Company's incentive stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings and basic earnings per share would have been decreased by approximately $185,000 and $.04 per share in 1997. The weighted average fair value of the options granted during 1997 is estimated at $4.23 per share on the date of grant using an option-pricing model with the following assumptions: expected dividend yield of 1.0%, risk-free interest rate of 7.0% and an expected life of ten years.


(11)     Financial Instruments With Off-balance Sheet Risk

         Financial instruments, which represent off-balance sheet credit risk, consist of open commitments to extend credit, irrevocable letters of credit and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $79,726,000 at December 31, 1997. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

         The Company processes residential home mortgage loans for sale in the secondary market. In conjunction with the sale of such loans, the Company has entered into agreements with the purchasers of the loans, setting forth certain provisions. Among those provisions is the right of the purchaser to return the loans to the Company in the event the borrower defaults within a stated period. This period ranges among the various purchasers from between one to twelve months. Loans sold with recourse amounted to approximately $3,642,000, $6,021,000 and $26,511,000 at December 31, 1997, 1996 and 1995, respectively.
The Company's exposure to credit loss in the event of default by the borrower and the return of the loan by the purchaser is represented by the difference in the amount of the loan and the recovery value of the underlying collateral.


(12)     Disclosures About the Fair Value of Financial Instruments

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

         The estimated fair value of the Company's financial instruments is as follows (in thousands):



                                                   1997                        1996
                                             Carrying Estimated        Carrying   Estimated
                                             amount   fair value       amount     fair value

         Investment securities              $104,437  104,437             101,145   98,725

         Mortgage loans held for sale           $858      858               2,182    2,182

         Loans                              $340,630  340,227             231,176  231,064

         Deposits                           $419,139  411,820             316,573  316,380

         Securities sold under agreements
                  to repurchase               $6,516    6,516               5,966    5,966

         Federal funds purchased, FHLB
         advances and other
         short-term borrowings               $11,650   11,650              12,675   12,675

         Long-term debt                       $3,336    3,336               4,893    4,893

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

o Investment Securities - Various methods and assumptions were used to estimate fair value of the investment securities. For investment securities, excluding other securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The carrying value of other securities approximates fair values.

o Mortgage Loans Held for Sale - The fair value of mortgage loans held for sale equals the contractual sales price agreed upon with third-party investors.

o Loans - For certain homogenous categories of loans, such as some Small Business Administration guaranteed loans, student loans, residential mortgages, consumer loans and commercial loans, fair value is estimated using quoted market prices for similar loans or securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

o Deposits - The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

o Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, FHLB Advances and Other Short-term Borrowings - For these instruments, the current carrying amount is a reasonable estimate of fair value.

o Long-term Debt - The fair value of long-term debt is estimated using discounted cash flow analyses based on the Company's and subsidiaries' current incremental borrowing rates for similar types of borrowing arrangements.

o Junior Subordinated Deferrable Interest Debentures- for these instruments, issued on December 15, 1997, the carrying value approximates the fair value at December 31, 1997.

o Commitments to Extend Credit and Irrevocable Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of letters of credit is based on the fees currently charged for similar agreements. These instruments were determined to have no positive or negative market value adjustments and are not listed in the following table.

o Loans Sold with Recourse - The fair value of loans sold with recourse is limited to the contractual amount of the loans required to be repurchased. Loans currently under the recourse provision have been sold to investors within the last twelve months. Because the recourse provisions have not yet expired, it is impractical to determine the fair value; however, it is not believed they would have a material market value adjustment.

         The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

(13)     Capital Adequacy

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the table below on a consolidated basis, dollars in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets and of Tier I capital to average assets. Tier I capital includes approximately $14,000,000 of subordinated debentures (see note 1) which is permitted under regulatory guidelines. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.



                                                                                              To be well
                                                                                              capitalized
                                                                          For capital         under prompt
                                                                           adequacy         corrective action
                                                        Actual             purposes           provisions
                                                    Amount   Ratio       Amount   Ratio      Amount   Ratio

         At December 31, 1997:
                  Total risk-based capital
                  (to risk-weighted assets)         $58,601   16.47%    $28,601   8.00%      35,752   10.00%
                  Tier I capital
                  (to risk-weighted assets)          53,924   15.16      14,301   4.00       21,451    6.00
                  Tier I capital
                  (to average assets)                53,924   11.66      18,494   4.00       23,117    5.00

         At December 31, 1996:
                  Total risk-based capital
                  (to risk-weighted assets)         $36,181   14.85%    $19,493   8.00%     $24,366   10.00%
                  Tier I capital
                  (to risk-weighted assets)          33,200   13.59       9,746   4.00       14,620    6.00
                  Tier I capital
                  (to average assets)                33,200    9.56      13,780   4.00       17,225    5.00


(14)     Parent Company Condensed Financial Statements

         Following is condensed financial information of the Company as of and for the years ended December 31, 1997, 1996 and 1995 (in thousands):


Condensed Balance Sheets
December 31, 1997 and 1996




       Assets                                                1997      1996
         Cash                                                 $196       62
         Investment securities                               7,488       77
         Federal funds sold, securities purchased
         under agreements to resell and interest-bearing
         deposits                                           16,819    8,641
         Investment in subsidiaries                         45,335   28,340
         Other                                               1,974      606

         Total assets                                      $71,812   37,726

       Liabilities and Stockholders' Equity
         Guaranteed preferred beneficial interests
         in the Company's subordinated debt                $29,639       -
         Long-term debt                                        236    3,291
         Other                                                 204       95
         Stockholders' equity                               41,733   34,340

         Total liabilities and stockholders' equity        $71,812   37,726




Condensed Statements of Earnings
Years ended December 31, 1997, 1996 and 1995


                                                       1997     1996     1995

         Dividends from subsidiaries                    $-     1,048     2,309
         Interest income                               366        61        28
         Unrealized gains on trading securities        229      -        -
         Other expense, net                          1,800     1,442     1,563

         Income (loss) before equity in
         undistributed earnings
         of subsidiaries                            (1,205)     (333)      774

         Increase (decrease) in undistributed
         equity of subsidiaries                      4,483     1,933       (88)

         Earnings before income taxes                3,278     1,600       686

         Income tax benefit                            453       478       532

         Net earnings                               $3,731     2,078     1,218

Condensed Statements of Cash Flows
Years ended December 31, 1997, 1996 and 1995

                                                       1997     1996     1995

         Cash flows from operating activities:
                  Net earnings                        $3,731    2,078    1,218
                  Decrease (increase) in
                  undistributed
                  equity of subsidiaries              (5,372)  (1,933)      88
                  Net change in trading securities    (1,072)      -        -
                  Other                                 (812)     344       31

         Net cash provided by (used in)
         operating activities                         (3,525)     489    1,337

         Cash flows from investing activities:
                  Net change in held-to-maturity
                  securities                               2       (5)     (75)
                  Net change in available-for-sale
                  securities                          (6,341)       -       -
                  Net change in loans                      -      501     (501)
                  Net additions to premises
                  and equipment                          (18)       5       12
                  Capital contributions
                  to subsidiaries                     (6,000)  (3,000)       -
                  Cash paid for acquisition           (1,964)       -        -

         Net cash used in investing activities       (14,321)  (2,499)    (564)

         Cash flows from financing activities:
                  Principal payments on
                  long-term debt                      (3,055)  (7,385)    (491)
                  Purchase of treasury stock               -     (134)    (832)
                  Issuance of common stock                 -   18,122      350
                  Issuance of subordinated
                  debentures                          29,639        -        -
                  Payment of dividends                  (426)       -        -

                  Net cash provided by (used in)
                  financing activities                26,158   10,603     (973)

         Net increase (decrease) in cash               8,312    8,593     (200)

         Cash at beginning of year                     8,703      110      310

         Cash at end of year                         $17,015    8,703      110

         The primary source of funds available to the Company is the payment of dividends by the subsidiaries. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 1997, the subsidiaries could pay dividends of $8,341,000 without prior regulatory approval.

(15)     Mergers and Acquisitions

         As discussed in note 1, the 1996 and 1995 consolidated financial statements have been restated to include the accounts and results of operations of Peoples Bancshares, Inc. with those of the Company. The results of operations previously reported by each of the companies and the amounts presented in the accompanying consolidated financial statements for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995 are summarized below (in thousands):


                                                                   1997      1996    1995

         Net interest income, after provision for loan losses:
                  Gold Banc Corporation, Inc.                     $5,505    8,936    7,102
                  Peoples Bancshares, Inc.                         1,235    2,423    2,111

                                                                  $6,740   11,359    9,213

         Net income:
                  Gold Banc Corporation, Inc.                     $1,406    1,351      704
                  Peoples Bancshares, Inc.                           366      727      514

                                                                  $1,772    2,078    1,218

         Effective October 1, 1997, the Company acquired all the outstanding common stock of Farmers Bancshares of Oberlin, Inc. (Farmers) and its wholly-owned subsidiary, Farmers National Bank, in exchange for cash of $1,964,000 and 273,000 shares of Company common stock valued at $3,754,000. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Farmers have been included in the Company's consolidated financial statements from October 1, 1997. The excess of the purchase price over the fair value of the underlying net assets acquired of $269,000 has been recorded as goodwill and is being amortized on a straight-line basis over twenty years.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and Farmers as if the acquisition had occurred as of the beginning of 1996, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Farmers constituted a single entity during such periods (in thousands):


                           Year ended
                           December 31,
                                                                        1997     1996

         Net interest income, after provision for loan losses         $15,526   13,179

         Net income                                                    $3,792    2,447

         Net income per share - basic                                    $.75      .81

(16)     Pending Acquisitions

         On November 25, 1997, the Company executed a definitive agreement to acquire Alma Bancshares (Alma). Alma is a one bank holding company that owns all of the stock of First National Bank in Alma, located in Alma, Kansas. The agreement calls for the issuance of 147,456 shares of the Company's common stock and the payment of cash of $750,000 to be delivered by the Company in exchange for all the outstanding stock of Alma. The acquisition, which is subject to regulatory approval and the satisfaction of other conditions, will be accounted for as a purchase. Alma had assets of $27 million, loans of $16.6 million, deposits of $24.6 million and stockholders' equity of $2.1 million as of December 31, 1997 and net income of $85,000 for the year then ended.

         On November 26, 1997, the Company executed a definitive acquisition agreement with Midwest Capital Management, Inc. (Midwest). Midwest is a full service broker/dealer located in Kansas City, Missouri and also manages stock, bond and money market portfolios of financial institutions, governmental agencies, businesses, pension plans, foundations and individuals. The agreement calls for the issuance of 138,125 shares of the Company's common stock and the payment of cash of $1,487,500. The acquisition, which is subject to regulatory approval and the satisfaction of other conditions, will be accounted for as a purchase. On December 31, 1997, Midwest had assets of $6.5 million and stockholders' equity of $812,000. For the nine months ended December 31, 1997, Midwest had net income of $249,000.


(17)     Litigation

         Exchange National Bank (Exchange), a wholly-owned subsidiary of Gold Banc Corporation, Inc., is a named defendant in a case filed in the United States District Court for the District of Kansas on September 11, 1997. The case caption is Lisa Wilson, et al. v. Olathe Bank, et al. On April 28, 1997, Exchange was named as defendant in a lawsuit that was commenced on behalf of a putative class consisting of 2,400 persons who had invested in distributorships sold by Parade of Toys, Inc. and Bandero Cigar Company. Parade of Toys and Bandero Cigar sold business opportunities. They involved distribution of toys or cigars through the placement of carousels or humidors in retail locations. Plaintiffs allege that they and the class that they seek to represent were induced to invest in the distributorships through fraudulent misrepresentations. Some of those who invested in Parade of Toys were provided with Trade Reference lists that included Exchange. Some of the distributors who received such a list called Exchange to discuss the Company's relationships with a principal of Parade of Toys and Bandero Cigar. The complaint alleges theories of violation of RICO and RICO conspiracy statutes, common law fraud, negligent misrepresentation, civil conspiracy and negligence. The complaint does not allege which defendants engaged in what specific wrongdoing. Nor does it specify the amount of damages plaintiffs are alleged to have sustained. The complaint does allege that it is believed that over 2,400 persons invested in Parade of Toys or Bandero Cigar and that the minimum investment was $14,900. Exchange has denied any liability and is vigorously contesting the allegations made against it. The Company is not yet in a position to determine whether the expenses and losses, if any, in connection with this action will be material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In November 1995, the Company retained Keith E. Bouchey, a principal of GRA Thompson, White & Company, P.C. ("GRA Thompson") to serve as its Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. At the time of his employment by the Company, GRA Thompson served as the Company's independent certified public accountants. In view of the Securities and Exchange Commission's rules dealing with the independence of accountants, the Board of Directors of the Company retained KPMG Peat Marwick LLP to serve as the Company's new independent certified public accountants on April 29, 1996. There were and are no disagreements with GRA Thompson on any matter of accounting principles or practice, financial statement disclosure, or auditing scope and procedure and GRA Thompson's reports on any of the Company's financial statements have not contained an adverse opinion or disclaimer of opinion or been qualified as to uncertainty, audit scope or accounting principles.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   MANAGEMENT

Management of the Company

         The directors and executive officers of the Company are as set forth below.



     Name            Age               Principal  Occupation and
                                     Five-Year Employment History

Michael W.Gullion    43      Mr.  Gullion  has  served as  Chairman  of the
                             Board of  Directors, President and Chief
                             Executive Officer of the Company since its inception. His term of office as a director expires at the annual meeting of stockholders to be held in 1999. Mr.Gullion is the son-in-law of William Wallman.

Keith E. Bouchey     47      Mr.  Bouchey was elected to the Board of Directors
                             of the Company on May 30, 1996. His term of office as a director expires at the annual meeting of stockholders to be held in 2000. He has served as the Executive Vice President, Chief
                             Financial Officer and Corporate Secretary of the
                             Company  since  joining  the  Company in November
                             1995. Prior to joining the Company, Mr. Bouchey had been, since August 1977, a principal of GRA, Thompson, White & Company, P.C., a regional bank accounting and consulting firm, where he served on the executive committee and as the managing director of the firm's regulatory services practice.

William F. Wright   55       Mr. Wright was elected as a director of the
                             Company on May 30, 1996. His term of office as a director expires at the annual meeting of stockholders to be held in 2000. Mr. Wright has served as the Chairman of the Board of AMCON
                             Distributing Company, a wholesale distributor headquartered in Omaha, Nebraska.

D. Michael Browne   45       Mr.Browne has served as a director of the
                             Company since November 1989. His term of office as a director expires at the annual meeting of stockholders to be held in 1998. He has been the Chairman and Chief Executive Officer of Consortia, LTD (formerly Mike Browne
                             International LTD), a direct marketing advertising agency.

William  Wallman    74       Mr. Wallman has served as a director of the
                             Company since November 1989. His term of office as a director expires at the annual meeting of stockholders to be held in 1999. For more than five years Mr. Wallman has been the President and owner of Wallman Chrysler-Plymouth, Inc., a car dealership located in Beatrice, Nebraska.
                             Mr. Wallman is the father-in-law of Mr. Gullion.

Allen D. Petersen   57       Mr. Petersen was appointed to the Board of
                             Directors of the Company on July 31, 1997. His term of office as a director expires at the annual meeting of stockholders to be held in 1998. Mr. Petersen previously served in an advisory capacity to the Board of Directors.
                             For more than five years Mr. Petersen has been the Chairman and Chief Executive Officer of
                             American  Tool Companies located in Hoffman
                             Estates, Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and executive officers and shareholders holding more than ten percent of the outstanding stock of the Company are required to report their initial ownership of stock and any subsequent change in such ownership to the Securities and Exchange Commission and the Company. Specific time deadlines for the Section 16(a) filing requirements have been established by the Securities and Exchange Commission. To the Company's knowledge, all reports due pursuant to Section 16 were filed on a timely basis, except that one report relating to the acquisition of shares by William Wallman and one report relating to the receipt of stock options by William Wright were filed later than required.

ITEM 11. EXECUTIVE COMPENSATION.

         The table below sets forth information concerning the annual and long-term compensation paid to the Chief Executive Officer and all other employees of the Company whose compensation exceeded $100,000 during the last fiscal year.












                                          Summary Compensation Table
                                                                                 Long Term
                                                                                Compensation
                                                                                   Awards
                                                   Annual Compensation
                                                                                 Securities
                                                                                 Underlying
Name and                                                                           Options        All Other
Principal Position                      Year        Salary ($)    Bonus($)(1)        (#)        Compensation ($)




Michael W. Gullion                       1997        $241,000     $112,500        35,000           $ 16,809(2)

President and Chief Executive            1996        $186,000     $165,000         None            $ 15,923(2)
Officer                                  1995        $156,000     $165,000         None            $  9,587(2)


Keith E. Bouchey                         1997        $156,000      $31,000        12,500           $  7,841(4)

Executive Vice President,                1996(3)     $156,000      $31,000         None            $  3,933(4)
Chief Financial Officer and Corporate
Secretary

(1) Represents amounts earned in fiscal year. Acual cash payment is made in the following year.
(2) Consists of contributions to the Company's Employee Stock Ownership Plan, personal use of Company-owned automobile, and country club membership dues.
(3) Mr.Bouchey became an executive officer of the Company in November 1995.
(4) Consists of contributions to the Company's Employee Stock Ownership Plan and country club membership dues.

                                         Option/SAR Grants in Last Fiscal Year


                                                            Individual Grants
Term                                                                                                    Potential Realized Value
                                         Number of        Percent of                                       at Assumed Annual
                                        Securities       Total Options                                    Rates of Stock Price
                                        Underlying        Granted to      Exercise or                       Appreciation for
                                          Options        Employees in      Base Price     Expiration          Option Term
                   Name                 Granted(#)        Fiscal Year       ($/Shr)           Date              5%       10%
        Michael W. Gullion                35,000             49.6%           $10.50         4/7/2007        $231,000   $585,550
        Keith E. Bouchey                  12,500             17.7%           $10.50         4/7/2007        $ 82,500   $209,125

                         Aggregated  Option/SAR  Exercises in Last
                          Fiscal Year and FY-End Option/SAR Values

                                                Number of Underlying
                                                     Unexercised        Value of Unexercised In-the-
                                                   Options at Fiscal     Money Options at Fiscal Year-
                                                      Year-End(#)                 end($)

                   Shares Acquired      Value         Exercisable/              Exercisable/
      Name          on Exercise(#)    Received ($)    Unexercisable            Unexercisable

Michael W. Gullion        0               0             35,000/0                $516,250/0

Keith E. Bouchey          0               0             12,500/0                $184,375/0


Employment Contracts



     Messrs. Gullion and Bouchey (the "Executives") have entered into employment agreements with the Company (each an "Agreement"). The terms of the Agreements are three years (automatically renewed on the anniversary date of the Agreements unless either party gives notice of its intention not to renew) and provide that Mr. Gullion will be the Chairman, Chief Executive Officer and President and Mr. Bouchey will be Executive Vice President, Chief Financial Officer and Corporate Secretary of the Company. Throughout the employment period, each of the Executives will be nominated by the Board of Directors for directorships and the base compensation of the Executives and their opportunity to earn incentive compensation will be at least as great as in existence prior to the effectiveness of the Agreements. An Executive may be terminated for "cause" only (as defined in the Agreement). An Executive may terminate the Agreement for "good reason" which is defined as a material breach of the Agreement by the Company. The death or disability of an Executive automatically terminates the Agreement.

     If the Company terminates an Agreement for cause or an Executive terminates without good reason, neither the Company nor the Executive has any further obligations to the other. If the Company terminates an Executive without cause (as defined in the Agreement), an Executive terminates for good reason (as defined in the Agreement), or a Change in Control (as defined below) of the Company occurs, the Company is obligated to pay the Executive three times the present value of the Executive's long and short-term compensation in place immediately prior to the termination or Change in Control, provided that such benefits cannot exceed an amount that would be subject to federal excise taxes.

     A Change in Control of the Company will be deemed to occur upon (i) the hostile replacement of at least the majority of the Board of Directors, (ii) a person acquiring 25% or more of the shares or voting power of the stock of the Company, provided such person is not an existing director or Executive or relative of such a person or does not acquire such shares or voting rights pursuant to an agreement to which the Executive is a party, or as a result of the acquisition does not become the largest stockholder of the Company, (iii) a merger or sale of substantially all of the assets of the Company or (iv) the occurrence of any other event the Board of Directors determines to be a Change in Control.

     Compensation Committee Report on Executive Compensation

     The Compensation Committee (the "Committee") is composed of three independent non-employee Directors. The Committee is responsible for setting and administering executive officers' salaries and the annual bonus and long-term incentive plans that govern the compensation paid to executives of the Company.

Compensation Philospophy

     The Company's compensation programs are designed to provide executives with a competitive base salary and with incentives linked to the performance of the Company and the individual. The Committee engaged the services of an independent compensation consultant to assist it and has developed the following guidelines for establishing executive compensation:

     Competitiveness: Base salaries for executives should be reasonably commensurate with those paid by comparable companies.

     Entrepreneurialism: Each executive will have the opportunity to earn total annual compensation, including bonuses, at approximately the 75th percentile of comparable companies.

     Long-Term Incentives: In order to create a sense of executive ownership in and commitment to the Company, the Committee has adopted a stock option plan that provides executives stock options.

     The Committee selects comparable companies for purposes of determining competitive levels based upon their size, industry and other factors the Committee considers appropriate. These companies may or may not be included in computing the indices used to prepare the common stock performance graph included herein.


Annual Compensation

     Total annual cash compensation for executive officers of the Company consists of a base salary and a potential annual cash bonus based upon a target incentive opportunity established each year by the Committee.

     The base salary of each executive officer is approved on a subjective basis by the Committee at a level believed to be sufficient to attract and retain qualified individuals. In making this determination, the Committee considers the executive's performance, salary levels at other competing businesses and the Company's performance. In approving salaries and incentive bonus plan payments for 1998, the Committee considered, among other matters, the Company's performance during 1997 and the compensation of similar level executives employed by comparable companies for which information was available, although the Committee did not target compensation to any particular group of these companies. The factors impacting base salary levels are not independently assigned specific weights but are subjectively considered by the Committee.

     The incentive bonus plan for executive officers consists of various objective and subjective criteria related to areas for which each such executive has responsibility as well as for Company wide performance. Under the incentive bonus plan, each executive has a target bonus percentage with an opportunity to earn up to a maximum amount approved by the Committee. The target and maximum incentive bonus opportunity is stated as a percentage of base salary. The percentage increases relative to the executive's level of responsibility within the Company. The Committee believes that this structure is appropriate given that an executive's ability to affect the overall performance of the Company increases with the level of responsibility. For executives other than the Chief Executive Officer, the executive's target incentive bonus ranges from 10% to 20% of base salary, depending upon the executives level.

     In February of 1997, the Committee set Mr. Gullion's base salary at $250,000. His 1997 compensation also included $112,500 (45% of his base salary) in payments earned under the Company's incentive bonus plan for 1997, based largly upon the Company's success during the year as measured by: (i) a 230% increase in the market capitalization of the Company; (ii) a 36% growth in the Company's assets; (iii) an 80% increase in earnings; and (iv) the substantial improvement in the return on the Company's assets, when adjusted for the impact of acquisitions made during the year. For 1998, Mr. Gullion's base salary will remain $250,000. However, his target incentive bonus opportunity will be increased form 30% to 40% of his base salary.

Long-Term Incentive Compensation

     The Board of Directors and the Company believe that stock options create a mutuality of interests between the Company's executive officers and stockholders. The long-term incentive compensation for executive officers has consisted of awards of stock options granted under the Company's stock option plan. The stock option plan provides option recipients the right to purchase shares of Common Stock at a specified exercise price. All stock options issued to executive officers generally have exercise prices equal to the fair market value of the Common Stock on the date of the option grant. The number of options awarded to each executive was determined by reference to the group of comparable companies described above.

Compensation of Directors

     Non-employee directors of the Company receive $5,000 annually and $500 per board meeting or committee meeting for serving on the Board of Directors. In addition, the Company reimburses directors for expenses incurred in connection with attendance at meetings of the Board of Directors and committees thereof. Employees of the Company receive no additional compensation for serving as a director.

Indemnification and Limitation of Liability

     The Amended and Restated Articles of Incorporation of the Company require it to indemnify its directors and officers against liabilities, fines, penalties, settlements, claims and reasonable expenses incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those capacities to the fullest extent permitted by the Kansas General Corporation Code (the "KGCC"). The KGCC permits a corporation to indemnify its present and former directors and officers if ordered to do so by a court or after a determination by its independent counsel, stockholders or a majority of its disinterested directors that the person to be indemnified acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or controlling persons pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Common Stock Performance

     The graph set forth below is based upon information provided by SNL Securities L.C. and compares the yearly percentage change in cumulative stockholder return of the Company's Common Stock since November 19, 1996 ( the date the Company completed its initial public offering of Common Stock) against the cumulative return of the NASDAQ Stock (U.S.), the SNL $250 Million- $500 Million Bank Index and the SNL All Bank and Thrift Index covering the same time period. The graph is based on $100 invested on November 19, 1996 in the Company's Common Stock, the NASDAQ Stock (U.S.), the SNL $250 Million- $500 Million Bank Index and the SNL All Bank and Thrift Index, each assuming dividend reinvestment. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

                                                            Period Ending
Index                           11/19/96  12/31/96  3/31/97   6/30/97   9/30/97   12/31/97
Gold Banc Corporation, Inc.      100.00    101.47   126.47    169.52    224.44     298.71
NASDAQ-Total US                  100.00    102.51    96.95    114.72    134.13     125.79
SNL $250M-$500M Bank Index       100.00    103.71   115.00    129.73    151.72     179.37
SNL All Bank & Thrift Index      100.00    100.50   106.14    122.12    141.01     154.28

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 28, 1998, concerning the shares of the Company's common stock beneficially owned by (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's common stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power over the shares listed.


        .

                          Name and Address of Beneficial Owner                    Number of Shares       Percentage of Shares
                                                                                 Beneficially Owned
Beneficially Owned
          Michael W. Gullion(1)...............................................         949,118                17.73%
          11301 Nall Avenue
          Leawood, Kansas  66211

          William Wallman(2)..................................................         220,401                 4.13%
          538 W. Mary
          Beatrice, Nebraska  68310

          Allen D. Petersen(2)(3).............................................         167,828                 3.14%
          122 W. County Line Road
          Barrington Hills, Illinois 60010

          William F. Wright(2)................................................         165,660                 3.10%
          1431 Stratford Court
          Del Mar, California  92014

          Keith E. Bouchey(4).................................................          33,100                   *
          11301 Nall Avenue
          Leawood, Kansas  66211

          D. Michael Browne(5)................................................          28,753                   *
          6450 Campbell Drive
          Lincoln, Nebraska  68510
          Directors and executive officers as a group.........................        1,010,971               18.89%

         *      Less than 1%
        (1) Includes 553,889 shares for which Mr. Wallman, Mr. Petersen, Mr. Wright or The Lifeboat Foundation are the record owners and that are subject to the terms of an agreement granting Mr. Gullion voting control over such shares; 27,333 shares held by the Gold Banc Corporation, Inc. Employee Stock Ownership Plan and Trust that are not allocated to individual accounts and over which Mr. Gullion, as Plan Administrator, has voting control; and 35,000 shares that can be acquired pursuant to options that are presently exercisable.
        (2) Subject to the terms of an agreement granting Mr. Gullion voting control over such shares; includes 1,000 shares that may be acquired pursuant to options that are presently exercisable.
        (3) 166,828 of these shares are owned by The Lifeboat Foundation. Mr. Petersen is one of three directors of The Lifeboat Foundation. The Lifeboat Foundation has granted Mr. Gullion an irrevocable proxy to vote each of these shares. Mr. Petersen disclaims beneficial ownership of these shares.
        (4) Includes 15,000 shares held in the name of Holyrood Bancshares, Inc. Mr. Bouchey is a director, officer and stockholder of Holyrood Bancshares, Inc.; 600 shares owned by children of Mr. Bouchey; and 12,500 shares that may be acquired pursuant to options that are presently exercisable.
        (5) Includes 1,000 shares that may be acquired pursuant to options that are presently exercisable.

     Mr. Gullion has entered into a agreement with Mr. Wallman pursuant to which Mr. Wallman has granted to Mr.Gullion an irrevocable proxy to vote all shares of th Company's common stock (other than any director qualifying shares) owned or subsequently acquired by Mr.Wallman. The agreement also grants to Mr. Gullion:
(i) a 180-day first right of refusal in the event Mr. Wallman receives a bona fide offer from a third party to purchase some or all of the shares of the Company's common stock held by Mr. Wallman or certain permitted transferees to whom Mr. Wallman may transfer shares; and (ii) in the event Mr. Wallman dies, a 180-day option to purchase some or all of the shares of the Company's common stock held by Mr. Wallman or certain permitted transferees to whom Mr. Wallman may transfer shares. This agreement terminates on the earlier to occur of: (i) the date Mr. Gullion ceases to be President, Chairman and/or Chief Executive Officer of the Company; or (ii) six months after Mr. Wallman's death.

     Mr. Gullion has also entered into an agreement with Mr. Wright, Mr. Petersen and the Lifeboat Foundation pursuant to which Mr. Wright, Mr. Petersen and the Lifeboat Foundation have granted to Mr. Gullion an irrevocable proxy to vote all shares of the Company's common stock owned or subsequently acquired by Mr. Wright, Mr. Petersen or the Lifeboat Foundation. Such proxy continues until the earlier of: (i) the date Mr. Gullion ceases to be President, Chairman and/or Chief Executive Officer of the Company; or (ii) termination of the agreement as described below. The agreement grants to Mr. Gullion a 90 day first right of refusal in the event Mr. Wright, Mr. Petersen or the Lifeboat Foundation receives a bona fide offer from a third party to purchase, or proposes to sell on the public market, some or all of the shares of the Company's common stock held by such person or by certain permitted transferees to whom such shares may be transferred. The agreement also grants to Mr. Wright , Mr. Petersen and the Lifeboat Foundation a 90 day first right of refusal in the event Mr. Gullion receives a bona fide offer from a third party to purchase, or proposes to sell on the public market, some or all of the shares of the Company's common stock held by Mr. Gullion or certain permitted transferees to whom Mr. Gullion may transfer shares. The agreement terminates in 2006.

        ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of the officers, directors and principal sockholders of the Company and its subsidiary banks, and members of their immediate families and businesses in which these individuals hold controlling interests, are customers of the Company's banks and it is anticipated such parties will continue to be customers of the banks in the future. Credit transactions with these parties are subject to review by each bank's Board of Directors. All outstanding loans and extensions of credit by the banks to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and, in the opinion of management, did not and do not involve more than the normal risk of collectability or present other features unfavorable to the banks. The aggregate balance of loans and advances under existing lines of credit to these parties was $9.3 million and $9.6 million at December 31, 1997 and 1996, respectively.


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Exhibits

     3(a) Amended and Restated Articles of Incorporation of the Company*

     3(a)(i) Certificate of Amendment to Restated Articles of Incorporation**

     3(b) Restated By-laws of the Company*

     4 Form of Common Stock Certificate*

     9(a) Proxy  Agreement/Shareholder  Agreement between Michael W. Gullion and
          William Wallman, dated as of September 15, 1996*

     9(b) Proxy  Agreement/Shareholder  Agreement between Michael W. Gullion and
          William F. Wright, dated as of September 15, 1996*

     9(c)    Accession    of   The    Lifeboat    Foundation    to   the   Proxy
             Agreement/Stockholder  Agreement  among Michael W. Gullion,
             William  Wright and Allen Petersen, dated as of May 28, 1997***

     10(a) Employment Agreement between the Company and Michael W. Gullion*

     10(b) Employment Agreement between the Company and Keith E. Bouchey*

     10(c) Gold Banc Corporation, Inc. 1996 Equity Compensation Plan*

     10(d) Form of Tax Sharing Agreements between the Company and the Banks*

     10(e) Form of Federal Home Loan Bank Credit  Agreement to which each of the
           Banks is a party*

     10(f) Form of Junior Subordinated Indenture dated as of December 15, 1997 between the Company and Bankers Trust Company as Trustee.***

     10(g) Form of Trust Agreement dated as of December 15, 1997 between the
           Company and Bankers Trust (Delaware) as Trustee.***

     10(h) Form of Amended and Restated Trust Agreement among the Company,
           Bankers Trust Company, as Property Trustee, Bankers Trust (Delaware), as Delaware Trustee and various holders of Trust Securities.***

     10(i) Form of Guarantee Agreement between the Company, as Guarantor, and
           Bankers Trust Company, as Trustee, dated as of December 15, 1997.***

     16    Letter Regarding Change in Certifying Accountants*

     21    List of Subsidiaries of the Company

     27    Financial Data Schedule

     *Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.

     **Previously filed as an Exhibit to the Company's Registration Statement on Form S-4 No. 333-28563 and the same is incorporated herein by reference.

     ***Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849.

     (b) Reports on Form 8-K

                None.


                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   GOLD BANC CORPORATION, INC.
                                                   (Registrant)

                       By:   /s/ Michael W. Gullion
                             Michael W. Gullion
                             Chief Executive Officer

        Dated:  ______________, 1998

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:
Signature                  Title                              Date

/s/ Michael W. Gullion     Chairman of the Board,          __________, 1998
    Michael W. Gullion     President and Chief Executive
                           Officer (Principal Executive
                           Officer)


/s/ Keith E. Bouchey       Director, Executive Vice          ________, 1998
    Keith E. Bouchey       President, Chief Financial Officer
                           and Corporate Secretary
                           (Principal Financial Officer)


/s/ Brian J. Ruisinger     Treasurer and Controller         _________, 1998
    Brian J. Ruisinger     (Principal Accounting Officer)

/s/ William Wallman        Director                        __________, 1998
    William Wallman

/s/ D. Michael Browne      Director                        __________, 1998
    D. Michael Browne

/s/ William F. Wright      Director                        __________, 1998
    William F. Wright

/s/ Allen D. Petersen      Director                        __________, 1998
    Allen D. Petersen



                                      INDEX


        ITEM 1. BUSINESS..................................................1

        ITEM 2. PROPERTIES...............................................14

        ITEM 3. LEGAL PROCEEDINGS........................................14

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ....15

        ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, UNREGISTERED
                SALES OF EQUITY SECURITIES AND RELATED
                STOCKHOLDER MATTERS......................................15

        ITEM 6. SELECTED FINANCIAL DATA
                ........................................................ 16

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS............... 17

        ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK....................................... 34

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............34

        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTIN AND FINANCIAL DISCLOSURE................ 34

        ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE
                             REGISTRANT..................................34

        ITEM 11.EXECUTIVE COMPENSATION
                ........................................................ 34

        ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT ........................................38

        ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........40

        ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                      ON FORM 8-K .......................................40

                                  EXHIBIT 21

                      LIST OF SUBSIDIARIES OF THE COMPANY

Exchange National Bank
Citizens State Bank & Trust Co.
Provident Bank f.s.b.  (Subsidiary of Provident Bancshares, Inc.)
Peoples National Bank
Farmers National Bank
First National Bank in Alma
Midwest Capital Management, Inc.
Gold Banc Financials Services, Inc.(subsidiary of Exchange National Bank) Citizens Investments, Inc., (subsidiary of Citizens State Bank and Trust)