Form 10-Q
period 1998-03-31
GOLD BANC CORP INC
filed 1998-05-14
CIK 1015610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

       o TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ___________ to________________

                        Commission File Number: 0-28936

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes x No o

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Class                          Outstanding at April 30, 1998

--------------------------               --------------------------
Common Stock, $1.00 par value                    5,352,196



                           GOLD BANC CORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED March 31, 1998

PAGE
PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS..................................................1

Consolidated Balance Sheets at March 31, 1998 (unaudited)
and December 31, 1997....................................................... .1

Consolidated Statements of Earnings - Three months ended
March 31, 1998 and March 31, 1997 (unaudited).................................2

Consolidated Statements of Cash Flows - Three months ended
March 31, 1998 and March 31, 1997 (unaudited).................................3

Notes to Consolidated Financial Statements....................................4

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS............................................................6

ITEM 3: QUANTITATIVE AND QUALITATIVE
        DISCLOSURES ABOUT MARKET RISK.........................................7
PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS................................. ...................8

ITEM 2: CHANGES IN SECURITIES.................................................8

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.......................................8

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................8

ITEM 5: OTHER INFORMATION.....................................................8

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES...................................................................10




KC1-320397.1
                                     PART I
                              FINANCIAL INFORMATION
                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 (In thousands)


                                                               March 31, 1998           Dec. 31, 1997
                                                                 (unaudited)



                                  Assets

Cash and due from banks                                           $ 14,144                  16,673
Federal funds sold and interest-bearing deposits                    15,796                  24,438
                                                                    ------                  ------
        Total cash and cash equivalents                             29,940                  41,111
                                                                    ------                  ------

Investment securities
     Held-to-maturity securities                                       100                     100
     Available-for-sale securities                                 126,296                 100,500
     Trading securities                                              1,709                   1,072
Other investment securities                                          2,902                   2,765
                                                                     -----                   -----
     Total investment securities                                   131,007                 104,437



     Mortgage loans held for sale                                    1,943                     858
     Loans, net                                                    367,610                 340,630
     Premises and equipment, net                                    17,418                  15,363
     Deferred taxes                                                    327                     498
     Accrued interest and other assets                              18,435                  11,700
                                                                    ------                  ------
Total Assets                                                     $ 566,680               $ 514,597
                                                                 =========               =========
                Liabilities and Stockholders' Equity


 Liabilities:
   Deposits                                                      $ 455,084               $ 419,139
   Securities sold under agreements to repurchase                    4,268                   6,516
   Federal funds purchased, long-term debt and other borrowings     25,245                  14,986
   Accrued interest and other liabilities                            4,384                   3,473
                                                                     -----                   -----
Total liabilities                                                $ 488,981               $ 444,114
                                                                 ---------               ---------
   Subordinated debentures                                          28,750                  28,750

Stockholders' equity:

   Common stock, $1.00 par value, 25,000,000 shares authorized,
   5,352,196 and 5,066,615 shares issued and outstanding at
   March 31, 1998 and December 31, 1997, respectively                5,352                   5,067
   Additional paid-in capital                                       27,962                  22,265
   Retained earnings                                                15,580                  14,605
   Accumulated other comprehensive income                              291                      32
   Unearned compensation                                              (236)                   (236)
                                                                      ----                    ----
      Total stockholders' equity                                  $ 48,949                $ 41,733
                                                                  --------                --------
Total liabilities and stockholders                                $566,680                 514,597
                                                                  ========                 =======








                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                           For The Three Months Ended
                      (In thousands, except per share data)
                                   (unaudited)



                                               March 31, 1998    March 31, 1997

Interest income:
   Loans, including fees                              $ 8,426         $ 5,519
   Investments securities                               1,760           1,479
   Other                                                  228             123
                                                          ---             ---
                                                       10,414           7,121
                                                       ------           -----
Interest expense:
   Deposits                                             4,830           3,410
   Borrowings and Other                                   945             312
                                                          ---             ---
                                                        5,775           3,722
                                                        -----           -----
   Net interest income                                  4,639           3,399

 Provision for loan losses                                360             105
                                                          ---             ---

   Net interest income after provision for loan losses  4,279           3,294

Other income;
   Service fees                                           302             239
   Net gains on sale of mortgage loans                    225             117
   Net securities gains (losses)                            1             (12)
   Gain on sale of other assets                             0              (1)
   Net unrealized gains on trading assets                  49               -
   Investment trading fees & commissions                  691               -
   Other                                                  146             102
                                                          ---             ---
                                                        1,414             445
Other expense
   Salaries and employee benefits                       2,258           1,391
   Net occupancy expense                                  550             487
   Federal deposit insurance premiums                      22              28
   Other                                                1,181             667
                                                        -----             ---
                                                        4,011           2,573
                                                        -----           -----

   Earnings before income taxes                         1,682           1,166

Income taxes                                              547             381
                                                          ---             ---

   Net earnings                                       $ 1,135          $  785
                                                      =======           =====

Net earnings per share-basic (Note 2)                 $  0.22          $ 0.16
Net earnings per share-diluted (Note 2)               $  0.22          $ 0.16




                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           For the Three Months Ended
                                 (In thousands)
                                   (unaudited)

                                                                                    March 31, 1998         March 31, 1997

Cash flows from operating activities:
     Net earnings                                                                     $ 1,135                 $   785
     Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Provision for loan losses                                                         360                     105
        Net gains (losses) on sales of available-for-sale securities                       (1)                     12
        Amortization of investment securities premiums, net of accretion                 (269)                      1
        Depreciation and amortization                                                     313                     247
        Gain on sale of assets, net                                                         0                       1
        Purchases of trading securities                                                  (589)                      0
        Unrealized gain on trading securities                                             (49)                      0
        Net (increase) decrease in mortgage loans                                      (1,086)                  1,046
        Other changes:
           Accrued interested receivable and other assets                                (814)                   (743)
           Accrued interest payable and other liabilities                                (432)                    150
                                                                                         ----                     ---
Net cash used by operating activities                                                  (1,432)                  1,604
                                                                                       ------                   -----
Cash flows from investing activities:
      Net increase in loans                                                            (8,239)                (11,491)
      Principal collections and proceeds from sales and
        maturities of available-for-sale securities                                   574,146                   7,684
      Purchases of available-for-sale securities                                     (585,470)                 (5,925)
      Net additions to premises and equipment                                          (1,805)                   (336)
      Proceeds from sale of other assets                                                    0                      (1)
      Cash received in bank acquisitions, net of cash paid                                231                       0
                                                                                          ---                       -
      Net cash used in investing activities                                           (21,137)                (10,069)
                                                                                      -------                 -------
 Cash flows from investing activities:
      Increase in deposits                                                              9,535                     477
      Net increase (decrease) in short-term borrowings                                 (3,746)                  3,990
      Proceeds from long-term debt                                                      5,770                       0
      Principal payments on long-term debt                                                  0                    (284)
      Dividends paid                                                                     (161)                      0
                                                                                         ----                       -
      Net cash provided by financing activities                                        11,398                   4,183

         Decrease in cash and cash equivalents                                        (11,171)                 (4,282)

         Cash and cash equivalents, beginnings of year                                 41,111                  22,796
                                                                                       ------                  ------
         Cash and cash equivalents, end of quarter                                     29,940                  18,514
                                                                                       ======                  ======

Supplemental schedule of non-cash financing activities:
     Issuance of common stock for acquisitions                                      5,982,198                       0
Non-cash activities related to purchase acquisitions:
     Investing activities:
        Increase in investments                                                    14,339,452                       0
        Net increase in loans                                                      19,098,803                       0
        Increase in land, buildings, and equipment                                    492,878                       0
Financing activities:
        Increase in deposits                                                       26,411,330                       0
        Increase in short term borrowings                                           4,986,284                       0
        Increase in long term borrowings                                            1,000,000                       0



  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1.       Basis of presentation.

     The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company's subsidiaries, Exchange National Bank, Citizens State Bank, Provident Bank, f.s.b., Peoples National Bank, Farmers National Bank, Midwest Capital
Management,   Inc.,  and  First  National  Bank  in  Alma. (the ''Banks''). All
significant intercompany balances and transactions have been eliminated.

     The December 31, 1997 balance sheet has been derived from the audited financial statements.The consolidated financial statements as of March 31, 1998, and for the three months ended March 31, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Earnings for the three months ended March 31, 1998 are not necessarily indicative of the results that will be achieved for the entire year.

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

     The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 1998 and 1997 are shown below (in thousands):

---------------------------------------------------- ------------ ------------
                                                        1998         1997
---------------------------------------------------- ------------ ------------
---------------------------------------------------- ------------ ------------
Weighted average common shares outstanding              5,228        4,794
Stock options                                              41            0
---------------------------------------------------- ------------ ------------
---------------------------------------------------- ------------ ------------
                                                        5,269        4,794
---------------------------------------------------- ------------ ------------

         3.        Stock options.

     On February 11, 1998, the Company granted options to certain officers of the Company to purchase a total of 91,500 shares of the Company's Common Stock at the fair market value of the Company's stock on that date. These options vest over a five year period at 20 percent per year.


         4.        Subsequent Events.

     On April 29, 1998, Company announced the signing of a definitive merger agreement with Tri-County Bancshares, Inc. of Washington, Kansas for a combination cash and stock-for-stock/tax free transaction valued at $4.4 million. Tri-County National Bank, a wholly-owned subsidiary of Tri-County Bancshares with locations in Concordia, Linn and Washington, had total assets of $43.8 million, deposits of $40.4 million and loans of $26.2 million at March 31, 1998.

     Also, on April 29, 1998, Company announced a definitive merger agreement with Farmers State Bancshares, Inc. of Sabetha, Kansas. Gold Banc will pay $8.5 million in cash to acquire all outstanding shares of Farmers State Bancshares common stock, which is not publicly traded. Farmers State Bank, a wholly-owned subsidiary of Farmers State Bancshares, had total assets of $48.7 million, deposits of $42.7 million and loans of $22.1 million at March 31, 1998.

     Gold Banc announced a two-for-one stock split in the form of a 100% stock dividend distributed on May 18, 1998 to shareholders of record as of May 6, 1998. In addition, the Company declared a $.02 cash dividend on post-split shares to shareholders of record as of May 20, 1998, payable on May 29, 1998.

         5.         Legal proceedings.

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

         6.        Comprehensive Income

     Comprehensive income, as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was $1,394,000 and $525,000 for the three months ended March 31, 1998 and 1997, respectively. The difference between comprehensive income and net earnings presented in the consolidated statement of earnings is attributed solely to unrealized gains on available-for-sale securities.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's net income was $1.1 million for the three months ended March 31, 1998, compared to net income of $785,000 for the three months ended March 31,1997, yielding an annualized return on average assets ("ROA") of .82% for the three months ended March 31, 1998, compared to 0.84% for the three months ended March 31, 1997. Return on average common stockholders' equity ("ROE") for the three months ended March 31, 1998 and 1997 was 9.62% and 9.06%, respectively. The earnings increase for the first quarter of 1998 over 1997 was due to the addition of two new subsidiaries to the organization and greater interest income through an improved net interest margin coupled with greater loan volume. In January, 1998 the Company acquired Midwest Capital Management, Inc., Kansas City, Missouri ("MCM"), a full service broker/dealer and investment management firm, through a purchase transaction, also in February 1998 the Company acquired First National Bank, Alma, Kansas ("Alma") through a purchase transaction. As of December 31, 1997, Alma had $31 million in total assets.

FINANCIAL CONDITION

     Total assets were $566.7 million at March 31, 1998, an increase of $52.1 million from December 31, 1997. Total average assets were $555.8 million for the three months ended March 31, 1998, compared to $445.9 million for the twelve months ended December 31, 1997. Average interest-earning assets were $509.3 million for the three months ended March 31, 1998 and $410.9 million for the twelve months ended December 31, 1997. Assets increased $52 million during the first quarter of 1998 due to two acquisitions and internal growth. Loans grew $29 million during the first quarter of 1998 of which $20 million can be attributed to the acquisition of Alma and $9 million primarily at Exchange National Bank's Leawood and Shawnee, Kansas locations.

     The increase in net loans from December 31, 1997 to March 31, 1998 attributed to internal growth, was primarily funded through an increase in deposits of $9 million. The allowance for loan losses increased to $5.4 million at March 31, 1998 from $4.7 million at December 31, 1997. The allowance represented 1.44% and 1.35% of total loans as of March 31, 1998 and December 31, 1997, respectively.

RESULTS OF OPERATIONS

Net Interest Income

     Total interest income for the three months ended March 31, 1998 was $10.4 million, a 46.3% increase over the three months ended March 31, 1997. Average total earning assets increased $167.7 million or 49.1% at March 31, 1998, compared to March 31, 1997. The increase is primarily the result of loan growth at Exchange National Bank's offices in Leawood and Shawnee, Kansas in addition to the acquisitions of MCM and Alma.

     Total interest expense for the first quarter of 1998 was 55.2% higher than in the first quarter of 1997 as a result of a 49.3% increase in deposits and other interest-bearing liabilities. Average total interest-bearing liabilities increased by $153.0 million or 48.8% during the first quarter of 1998 compared to the first quarter of 1997, primarily due to the acquisition of Alma and to the increased volume in interest bearing deposits.

     Net interest income was $4.6 million for the first three months ended March 31, 1998, compared to $3.4 million for the same period in 1997, an increase of 36.5%. This increase is attributable to significantly greater loan volumes primarily originated from Exchange National Bank's Leawood and Shawnee, Kansas locations and the acquisitions of MCM and Alma. The Company's net interest margin decreased from 4.06% for the three months ended March 31, 1997 to 3.70% for the three months ended March 31, 1998, as a result of additional interest expense associated with the Company's issuance of subordinated debentures in December 1997.

Provisions for Loan Losses

     The provision for loan losses for the three months ended March 31, 1998, was $360,000, an increase of $255,000, or 243% from the $105,000 provision during the comparable 1997 period. This increase is consistent with the Compan's significant loan growth. The allowance represented 1.44% and 1.23% of total loans as of March 31, 1998 and March 31, 1997, respectively.

Other Income

     Other income for the three months ended March 31, 1998, increased $969,000, or 217.8% from the same period in 1997. This increase is primarily a result of the Company's acquisition of MCM and increased gain on the sale of mortgage loans through its subsidiary in St. Joseph, Missouri, Provident Bank f.s.b.

Other Expense

     Other expense increased by $1.4 million for the three months ended March 31, 1998, as compared to the same period in 1997. This increase was primarily due to a increased salaries and benefits expenses and other non interest expenses, such as investor relations, professional fees, advertising, and acquisition related expenses. Net occupancy expense increased primarily due to the acquisitions of MCM and Alma. The Company's overall efficiency ratio increased during the first quarter of 1998 to 70.5% compared to 68.6% for the first quarter in 1997.

Income Tax Expense

     Income tax expense for the three months ended March 31, 1998 and March 31, 1997 was $547,000 and $381,000, respectively. The effective tax rates for those periods were 32.5% and 32.7%, respectively.

CAPITAL AND LIQUIDITY

     At March 31, 1998, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 10.6%,14.7%,20.2%respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At March 31, 1998, the Company had risk-weighted assets of $402.9 million. On April 29, 1998, the Company's Board of Directors declared a quarterly dividend in the amount of $.02 per common share following a two for one stock split in the form of a 100% stock dividend.

     The Company had approximately $15.3 million in cash and short-term investment grade securities at March 31, 1998 remaining from the issuance of subordinated debentures in December 1997. Those proceeds are expected to be used to finance the Company's growth strategy and for general corporate purposes. The Company established a line of credit in the amount of $15 million with a correspondent bank during the second quarter of 1998. No amounts had been drawn under the line as of March 31, 1998.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risk from the disclosure contained in the Company's 1997 annual report on form 10-K.


                           PART II
                      OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

                  No disclosure is required under this item.

ITEM 2:  CHANGES IN SECURITIES

                  None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On April 29, 1998 the Company held its Annual Meeting of Stockholders. The following items were submitted for consideration by the stockholders.

     Item 1 - Election of Directors


     Two Class II directors, Mr. D. Michael Browne and Mr. Allen D. Petersen, were elected at the Annual Meeting for terms expiring in 2001. Voting results were as follows:

                  4,872,579  votes or 91.0% FOR
                     21,619  votes or  0.4% AGAINST
                          0  votes or    0% ABSTAINED
                    457,998  votes or  8.6% UNVOTED

     Class I Director continuing in office is Keith E. Bouchey and William F. Wright. Class I directors' terms expire in 2000.

     Class III Directors continuing in office are Michael W. Gullion and William Wallman. Class III Directors' terms expire in 1999.

     Item 2 - Ratification  of appointment  of independent  auditors.  The Audit
Committee recommended the reappointment of KPMG Peat Marwick LLP as the independent auditors for Company. Item 3 was approved with the following voting results:

                   4,646,275  votes or 86.8%  FOR
                       3,250  votes or    0%  AGAINST
                     244,673  votes or  4.6%  ABSTAINED
                     457,998  votes or  8.6%  UNVOTED

ITEM 5:  OTHER INFORMATION

                  None


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

                  27.      Financial Data Schedule

         (b)      REPORTS ON FORM 8-K
                     None



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GOLD BANC CORPORATION, INC.



Date:  May 15, 1998                  By: /s/ Keith E. Bouchey
                                         ------------------------
                                             Keith E. Bouchey
                                             Executive Vice President,
                                             Chief Financial Officer,
                                             and Corporate Secretary

(Authorized officer and principal financial officer of the registrant)