Form 10-Q
period 1998-06-30
GOLD BANC CORP INC
filed 1998-08-14
CIK 1015610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ___________ to________________

Commission File Number:  0-28936

     GOLD BANCCORPORATION, INC. (Exact name of registrant as specified in its charter)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
          Class                                   Outstanding at July 31, 1998
  __________________________                      ____________________________
Common Stock, $1.00 par value                               10,704,392



    GOLD BANC CORPORATION, INC. INDEX TO 10-Q FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1998
                                                                           PAGE
PART I:           FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS..................................................1

Consolidated Balance Sheets at June 30, 1998 (unaudited)
and December 31, 1997.........................................................1

Consolidated Statements of Earnings- Six months ended
June 30, 1998 and June 30, 1997 (unaudited)...................................2

Consolidated Statements of Earnings - Three months ended
June 30, 1998 and June 30, 1997 (unaudited)...................................3

Consolidated Statements of Cash Flows - Six months ended
June 30, 1998 and June 30, 1997 (unaudited)...................................4

Notes to Consolidated Financial Statements....................................5

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................8

PART II:          OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS............................ .......................13

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS............................13

ITEM 3: DEFAULTS UPON SENIOR SECURITIES......................................13

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

ITEM 5: OTHER INFORMATION....................................................14

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.....................................15

SIGNATURES...................................................................16

                                     PART I
                              FINANCIAL INFORMATION
                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 (In thousands)

                                                                                      June 30, 1998                Dec. 31, 1997
                                                                                       (unaudited)
                                      Assets
Cash and due from banks                                                                  18,407                          16,673
Federal funds sold and interest-bearing deposits                                          9,649                          24,438
                                                                                          -----                          ------
     Total cash and cash equivalents                                                     28,056                          41,111
                                                                                         ------                          ------

Investment securities
   Held-to-maturity securities                                                               25                             100
   Available-for-sale securities                                                        117,186                         100,500
   Trading securities                                                                     7,527                           1,072
Other investment securities                                                               3,131                           2,765
                                                                                          -----                           -----

Total investment securities                                                             127,869                         104,437

   Mortgage loans held for sale                                                           2,254                             858
   Loans, net                                                                           387,034                         340,630
   Premises and equipment, net                                                           17,873                          15,363
   Deferred taxes                                                                           371                             498
   Accrued interest and other assets                                                     22,224                          11,700
                                                                                         ------                          ------
Total Assets                                                                         $  585,681                      $  514,597
                                                                                     ==========                      ==========
                       Liabilities and Stockholders' Equity
Liabilities
   Deposits                                                                             465,295                         419,139
   Securities sold under agreements to repurchase                                         4,708                           6,516
   Federal funds purchased and other borrowings                                          16,839                          11,650
   Long-term debt                                                                        16,319                           3,336
   Accrued interest and other liabilities                                                 3,735                           3,473

   Guaranteed preferred beneficial interests in
      Company's debentures                                                               28,750                          28,750
                                                                                         ------                          ------

   Total liabilities                                                                $   535,646                     $   472,864
                                                                                    -----------                     -----------
Stockholders' equity:
   Preferred stock                                                                            -                               -
   Common stock, $1.00 par value, 25,000,000 shares authorized,                          10,704                          10,133
      10,704 and 10,133 shares issued and outstanding at
      June 30, 1998 and December 31,1997, respectively
   Additional paid-in capital                                                            22,610                          17,199
   Undivided Profits                                                                     16,745                          14,605
   Accumulated other comprehensive income                                                   212                              32
   Unearned compensation                                                                   (236)                           (236)
                                                                                           ----                            ----
                                                                                         50,035                          41,733
less: treasury stock                                                                          0                               0
                                                                                              -                               -
      Total stockholders' equity                                                         50,035                          41,733
Total liabilities and stockholders                                                    $ 585,681                       $ 514,597
                                                                                      =========                       =========



                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                            For The Six Months Ended
                      (In thousands, except per share data)
                                   (unaudited)


                                                                                        June 30, 1998               June 30, 1997

Interest income:
   Loans, including fees                                                                 $    17,442                 $     11,462
Investments securities                                                                         3,571                        2,826
Other                                                                                            454                          244
                                                                                                 ---                          ---
                                                                                              21,467                       14,532


Interest expense:
   Deposits                                                                                    9,925                        6,877
   Borrowings and other                                                                        1,962                          660
                                                                                               -----                          ---
                                                                                              11,887                        7,537
                                                                                              ------                        -----

Net interest income                                                                            9,580                        6,995


Provision for loan losses                                                                        594                          255
Net interest income after provision for loan losses                                            8,986                        6,740
                                                                                               -----                        -----



Other income;
   Service fees                                                                                  664                          490
   Net gains on sale of mortgage loans                                                           519                          289
   Gain/Loss on sale of securities                                                                58                            1
   Gain on sale of other assets                                                                   (3)                         200
   Unrealized gain on trading assets                                                              13                            -
   Investment trading fees & commissions                                                       1,409                            -
   Other                                                                                         339                          185
                                                                                                 ---                          ---
                                                                                               2,999                        1,165
                                                                                               -----                        -----
Other expense
   Salaries and employee benefits                                                              4,507                        2,841
   Net occupancy expense                                                                       1,176                          934
   Federal deposit insurance premiums                                                             45                           57
   Other                                                                                       2,508                        1,405
                                                                                               -----                        -----
                                                                                               8,236                        5,237
                                                                                               -----                        -----
     Earnings before income taxes                                                              3,749                        2,668

   Income taxes                                                                                1,234                          896
                                                                                               -----                          ---

       Net earnings                                                                     $      2,515                  $     1,772
                                                                                        ============                  ===========


   Net earnings per share-basic                                                         $        .24                  $       .19
                                                                                        ============                  ===========
   Net earnings per share-diluted                                                       $        .24                  $       .19
                                                                                        ============                  ===========
















                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                           For The Three Months Ended
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                        June 30, 1998               June 30, 1997

Interest income:
   Loans, including fees                                                                  $    9,016                     $  5,943
   Investments securities                                                                      1,811                        1,347
   Other                                                                                         226                          121
                                                                                                 ---                          ---
                                                                                              11,053                        7,411

Interest expense:
   Deposits                                                                                    5,095                        3,467
   Borrowings and other                                                                        1,017                          348
                                                                                               -----                          ---
                                                                                               6,112                        3,815
                                                                                               -----                        -----

   Net interest income                                                                         4,941                        3,596


Provision for loan losses                                                                        234                          150
                                                                                                 ---                          ---

Net interest income after provision for loan losses                                            4,707                        3,446
                                                                                               -----                        -----

Other income;
     Service fees                                                                                362                          251
     Net gains on sale of mortgage loans                                                         294                          172
     Net securities gains (losses)                                                                57                           13
     Gain on sale of other assets                                                                 (3)                         201
     Net unrealized gains on trading assets                                                      (36)                           -
     Investment trading fees & commissions                                                       718                            -
     Other                                                                                       193                           83
                                                                                                 ---                           --
                                                                                               1,585                          720
                                                                                               -----                          ---
Other expense
     Salaries and employee benefits                                                            2,249                        1,450
     Net occupancy expense                                                                       626                          447
     Federal deposit insurance premiums                                                           23                           29
     Other                                                                                     1,327                          738
                                                                                               -----                          ---
                                                                                               4,225                        2,664
                                                                                               -----                        -----

     Earnings before income taxes                                                              2,067                        1,502


  Income taxes                                                                                   687                          515
                                                                                                 ---                          ---

     Net earnings                                                                           $  1,380                      $   987
                                                                                            ========                      =======




Net earnings per share-basic                                                                $    .13                      $   .10
                                                                                            ========                      =======
Net earnings per share-diluted                                                              $    .13                      $   .10
                                                                                            ========                      =======





                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            For the Six Months Ended
                                 (In thousands)
                                   (unaudited)

                                                                                        June 30, 1998            June 30, 1997
Cash flows from operating activities:
     Net earnings                                                                        $    2,515                 $   1,772

     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Provision for loan losses                                                               594                       255
        Net (gains) losses on sales of AFS securities                                           (58)                       (1)


        Amortization of investment securities' premiums, net of accretion                      (558)                       32
        Depreciation and amortization                                                           635                       503
        (Gain) loss on sale of assets, net                                                        3                      (200)
        Purchases of trading securities                                                      (6,441)                        -
        Unrealized gain on trading securities                                                   (13)                        -
        Originations of mortgage loans held for sale,
          Net of sales proceeds                                                              (1,396)                     (127)
        Other changes:
          Accrued interested receivable and other assets                                     (4,661)                     (589)
          Accrued interest payable and other liabilities                                      1,196                       162
                                                                                              -----                       ---
 Net cash provided by (used in) operating activities                                    $   (10,576)                $   1,807
                                                                                        -----------                 ---------

 Cash flows from investing activities:
         Net increase in loans                                                              (27,897)                  (31,485)
         Principal collections and proceeds from maturities
           of H-T-M securities                                                                   75                         1
         Principal collections and proceeds from sales and
           maturities of A-F-S securities                                                 1,157,502                    22,984
         Purchases of H-T-M                                                                       -                         -
         Purchases of A-F-S securities                                                   (1,159,600)                  (11,650)
         Net additions to premises and equipment                                             (2,513)                     (541)
         Proceeds from sale of other assets                                                      -                        199
                                                                                                                          ---
         Net cash used in investing activities                                              (32,433)                  (20,492)
                                                                                            -------                   -------


 Cash flows from investing activities:
         Increase in deposits                                                                16,745                     4,215
         Net increase (decrease) in short-term borrowings                                    (1,606)                   13,099
         Proceeds from long-term debt                                                        11,983                         -
         Principal payments on long-term debt                                                     -                      (352)
         Dividends paid                                                                        (375)                     (129)
         Purchase of treasury stock                                                               -                         -
         Proceeds from sale of treasury stock                                                     -                         -
         Proceeds from issuance of common stock                                                   -                         -
                        Net cash provided by financing activities                            29,959                    16,833
                                                                                             ------                    ------
                        Increase (decrease) in cash equivalents                             (13,050)                   (1,852)
            Cash and cash equivalents, beginnings of year                                    41,111                    22,796
                                                                                             ------                    ------

            Cash and cash equivalents, end of year                                       $   28,057                $   20,944
                                                                                         ==========                ==========

  Supplemental schedule of non-cash financing activities:
        Issuance of common stock for acquisitions                                         5,982,198                         -

Non-cash activities related to purchase acquisitions:
         Investing activities:
            Increase in investments                                                      14,339,452                         -
            Net increase in loans                                                        19,098,803                         -
            Increase in land, buildings, and equipment                                      492,878                         -

Financing activities
         Increase in deposits                                                            26,411,330
         Increase in short term borrowings                                                4,986,284                         -
         Increase in long term borrowings                                                 1,000,000                         -







                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Basis of presentation.

     The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company's subsidiaries, Exchange National Bank, Citizens State Bank, Provident Bank, f.s.b., Peoples National Bank, Farmers National Bank, and First National Bank in Alma (the "banks") and Midwest Capital Management, Inc. All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements as of June 30, 1998, and for the six months ended June 30, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Earnings for the six months ended June 30, 1998 are not necessarily indicative of the results that will be achieved for the entire year.

     Gold Banc announced a two-for-one stock split in the form of a 100% stock dividend distributed on May 18, 1998 to shareholders of record as of May 6, 1998. All per share data has been restated to reflect the 100% stock dividend. In addition, the Company declared a $.02 cash dividend on post-split shares to shareholders of record as of May 20, 1998, payable on May 29, 1998.

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


     The shares used in the calculation of basic and diluted income per share for the three and six months ended June 30, 1998 and 1997 are shown below (in thousands):


                                                                          For the three                    For the six
                                                                           months ended                   months ended
                                                                             June 30                         June 30
---------------------------------------------------------- --------------------- ---------------- --------------- --------------
                                                                     1998               1997            1998           1997
---------------------------------------------------------- --------------------- ---------------- --------------- --------------
---------------------------------------------------------- --------------------- ---------------- --------------- --------------
Weighted average common shares outstanding                          10,704             9,587          10,580          9,587
Stock options                                                          158                 0             128              0
---------------------------------------------------------- --------------------- ---------------- --------------- --------------
---------------------------------------------------------- --------------------- ---------------- --------------- --------------
Weighted average common shares and                                  10,862             9,587          10,708          9,587
   common share equivalents outstanding
------------------------------------------------------ --- --------------------- ---------------- --------------- --------------

     3. Stock options.

     February 11, 1998, the Company granted options to certain officers of the Company to purchase a total of 183,000 shares of the Company's Common Stock at the fair market value of the Company's stock on that date. These options vest over a five year period at 20 percent per year.

     4. Pending Acquisitions.

     On April 29, 1998 the Company announced a definitive merger agreement with Tri-County Bancshares, Inc. of Washington, Kansas for a combination cash and stock-for-stock/tax free transaction valued at $4.4 million. Tri-County National Bank, a wholly-owned subsidiary of Tri-County Bancshares with locations in Concordia, Linn and Washington, Kansas had total assets of $43.2 million, deposits of $39.8 million and net loans of $26.1 million at June 30, 1998. On July 17, 1998, the SEC declared effective the Company's Registration Statement on Form S-4. The transaction is expected to close in the third quarter of 1998.

     On May 20, 1998 the Company announced a definitive merger agreement to acquire First State Bancorp, Inc. of Pittsburg, Kansas in a tax-free exchange of stock valued at approximately $25.0 million. First State Bank & Trust Company, a wholly-owned subsidiary of First State Bancorp, had total assets of $110.2 million, deposits of $93.4 million and loans of $62.9 million at June 30, 1998.

     5. Subsequent events.

     On July 9, 1998, the Company acquired Farmers State Bancshares, Inc. of Sabetha, Kansas and its wholly-owned subsidiary, Farmers State Bank, in a cash transaction valued at $8.5 million. Farmers State Bank had total assets of $ 47.6, deposits of $41.6 and net loans of $21.7 at June 30, 1998.

     On August 4, 1998 the Company acquired Northwest Bancshares, Inc. and its wholly-owned subsidiary, Peoples State Bank of Colby, Kansas, in a tax-free exchange of stock valued at approximately $2.95 million. Peoples State Bank had total assets of $21.8 million, total deposits of $19.2 million and net loans of $18.1 million at June 30, 1998.

     6. Legal proceedings.

     Exchange Bank, along with approximately twenty-four other persons and entities including a number of depository institutions, is a named defendant in a case filed in the United States District Court for the District of Kansas on September 11, 1997 on behalf of a putative class of over 2,400 persons who allegedly invested at least $14,900 each in entities known as Parade of Toys and Bandero Cigar Company. 6 The complaint alleges violations of the Racketeer Influenced Corrupt Organization ("RICO") statute (18 U.S.C. 1962( c)), conspiracy to violate RICO, negligent misrepresentation, fraud, civil conspiracy and negligence on the part of the defendants. The plaintiffs contend that the defendants, including Exchange Bank, were listed in trade reference sheets provided to plaintiffs by Parade of Toys and Bandero Cigar Company and that the defendants made false and misleading representations on which the plaintiffs relied to their detriment. In each count, the plaintiffs have sought actual damages in an amount in excess of $75,000 each, treble damages under RICO, and punitive damages. Exchange Bank denies liability and is in the process of vigorously defending this claim.

     A hearing was conducted on March 25, 1998, on the issue of class certification. On June 17, 1998, the Magistrate issued a report and recommendation that the Court rule against the plaintiff's motion for class certification. The plaintiffs have filed objections and the recommendation will be submitted to the trial judge for a determination of the motion.

     7. Comprehensive Income

     Comprehensive income, as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was $2,698,000 and $1,839,000 for the six months ended June 30, 1998 and 1997, respectively and $1,300,000 and $1,064,000 for the three months ended June 30, 1998 and 1997, respectively. The difference between comprehensive income and net earnings presented in the consolidated statement of earnings is attributed solely to unrealized gains and losses on available-for-sale securities.

     8. Guaranteed Preferred Beneficial Interests in Company's Debentures.

     On December 15, 1997, GBCI Capital Trust (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $28.75 million of 8.75% Preferred Securities (the "Preferred Securities"). The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 8.75% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company used the proceeds from the sale of the Debentures to retire certain debt and for general corporate purposes. Total expenses associated with the offering approximating $1,219,000 are included in other assets and are being amortized on a straight-line basis over the life of the debentures.

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

     The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on December 31, 2027 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole or in part on or after December 31, 2002 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's net income was $2.5 million for the six months ended June 30, 1998, compared to net income of $1.8 million for the six months ended June 30,1997, yielding an annualized return on average assets ("ROA") of .89% for the six months ended June 30, 1998, compared to 0.93% for the six months ended June 30, 1997. Return on average common stockholders' equity ("ROE") for the six months ended June 30, 1998 and 1997 was 10.38% and 10.10%, respectively. The earnings increase for the first half of 1998 over 1997 was primarily due to the addition of three new subsidiaries to the organization and greater interest income through an improved net interest margin coupled with greater loan volume. On October 1, 1997 the Company acquired Farmers National Bank, Oberlin, Kansas ("Oberlin"). In January, 1998 the Company acquired Midwest Capital Management, Inc., Kansas City, Missouri ("MCM"), a full service broker/dealer, through a purchase transaction, also in February, 1998 the Company acquired First National Bank in Alma, Alma, Kansas ("Alma") through a purchase transaction. There were no transactions closed during the second quarter of 1998.

     For the three months ended June 30, 1998, the Company's net income was $1.4 million, compared to $1.0 million for the same period in 1997. Earnings per share for the quarter ended June 30, 1998 were 0.13 compared to 0.10 per share for the quarter ended June 30, 1997 on 1.2 million greater weighted average shares outstanding. As with the six month period, earnings for the second quarter of 1998 were better than the comparable in 1997 due to the acquisitions of Oberlin, Alma, MCM and internal growth primarily at Exchange National Bank's Leawood and Shawnee locations. ROA for the three months ended June 30, 1998 was 0.96% compared to 1.02% for the three months ended June 30, 1997, while average assets for the three month periods differed by approximately $200 million. ROE for the quarter ended June 30, 1998 was 11.15% and 11.13% for the same period in 1997 while average equity capital was $15 million greater for the 1998 period.

FINANCIAL CONDITION

     Total assets were $585.7 million at June 30, 1998, an increase of $71.1 million from December 31, 1997. Total average assets were $566.4 million for the six months ended June 30, 1998, compared to $380.0 million for the six months ended June 30, 1997. Average interest-earning assets were $519.0 million for the six months ended June 30, 1998 and $351.8 million for the six months ended June 30, 1997. Assets increased during the first half of 1998 due to two acquisitions and internal growth. Net Loans grew $47.8 million during the first half of 1998 of which $28.7 million primarily at Exchange National Bank's Leawood and Shawnee, Kansas locations.

     For the three months ended June 30, 1998, total average assets were $575.8 million compared to $388.0 million. Average interest-earning assets were $516.4 million for the three months ended June 30, 1998 and $350.0 million for the three months ended June 30, 1997. These changes represent 48.4% and 47.5% increases respectively in average assets and interest-earning assets from the second quarter of 1998 to the same period in 1997. Assets increased for the second quarter of 1998 over the same quarter of 1997 also due to two bank acquisitions and internal growth. The primary source of internal growth has been at Exchange National Bank's Leawood and Shawnee locations.

     The increase in net loans from December 31, 1997 to June 30, 1998 attributed to internal growth, was primarily funded through an increase in deposits and additional advances of Federal Home Loan Bank borrowings. The allowance for loan losses increased to $5.7 million at June 30, 1998 from $4.7 million at December 31, 1997. The allowance represented 1.46% and 1.35% of total loans as of June 30, 1998 and December 31, 1997, respectively.



RESULTS OF OPERATIONS

Net Interest Income

     Total interest income for the six months ended June 30, 1998 was $21.5 million, a 47.7% increase over the six months ended June 30, 1997. Average total earning assets increased $167.2 million or 47.5% at June 30, 1998, compared to June 30, 1997. The increase is primarily the result of loan growth at Exchange National Bank's offices in Leawood and Shawnee, Kansas in addition to the acquisitions of Oberlin, MCM and Alma.

     For the three months ended June 30, 1998, total interest income was $11.1 million or 49.1% greater than the comparable period in 1997. This increase is also primarily due to the acquisitions of Oberlin and Alma coupled with loan growth at Exchange National Bank's locations in Leawood and Shawnee.

     Total interest expense for the first six months of 1998 was 57.7% higher than the same period in 1997 as a result of a 45.1% increase in deposits. Average total interest-bearing liabilities increased by $157.4 million or 49.4% during the second quarter of 1998 compared to June 30, 1997, primarily due to the acquisitions of Oberlin and Alma and to the increased volume in interest bearing deposits.

     For the three months ended June 30, 1998, total interest expense increased $2.3 million or 60.2% as a result of greater average deposits for the same periods increasing by $141.3 million or 30.7%. In addition, the Company's trust preferred offering in December, 1997 has contributed to increased interest expense in 1998 compared to 1997.

     Net interest income was $9.6 million for the first six months ended June 30, 1998, compared to $7.0 million for the same period in 1997, an increase of 36.9%. This increase is attributable to significantly greater loan volumes primarily originated from Exchange National Bank's Leawood and Shawnee, Kansas locations and the acquisitions of Oberlin, MCM and Alma. The Company's net interest margin decreased from 4.06% for the six months ended June 30, 1997 to 3.75% for the six months ended June 30, 1998, as a result of additional interest expense associated with the Company's issuance of subordinated debentures in December 1997 and increased cost of funds.

     For the three months ended June 30, 1998, net interest income increased 37.4% to $4.9 million versus $3.6 million for the three months of 1997. After adjusting for provisions for loan losses, net interest income for the second quarter of 1998 was $4.7 million compared with $3.5 million in 1997, an increase of 36.6%. Net interest margin for the three months ended June 30, 1998 decreased from 4.19% to 3.89% versus the same period in 1997 primarily due to higher cost of funds and the Company's trust preferred offering in December, 1997.

Provisions for Loan Losses

     The provision for loan losses for the six months ended June 30, 1998, was $594,000, an increase of $339,000, or 132.9% from the $255,000 provision during the comparable 1997 period. This increase is consistent with the Company's significant loan growth. The allowance represented 1.46% and 1.31% of total loans as of June 30, 1998 and June 30, 1997, respectively.


Other Income

     Other income for the six months ended June 30, 1998, increased $1.8 million, or 157.4% from the same period in 1997. This increase is primarily a result of the Company's acquisition of MCM and increased gain on the sale of mortgage loans through its subsidiary in St. Joseph, Missouri, Provident Bank f.s.b.

     Other income for the second quarter of 1998 was $1.6 million, an increase of 120.1% compared to the second quarter of 1997, primarily reflecting investment management and broker/dealer fees generated by Midwest Capital Management, Inc., a significant new component of other income for the Company since the closing of the acquisition of Midwest Capital in January, 1998. The balance of the increase in other income primarily resulted from gains on the sale of mortgage loans, service charges and gains on the sale of investment securities.

Other Expense

     Other expense increased by $3.0 million for the six months ended June 30, 1998, as compared to the same period in 1997. This increase was primarily due to a increased salaries and benefits expenses and other non interest expenses, such as investor relations, professional fees, advertising, and acquisition-related expenses. Net occupancy expense increased primarily due to the acquisitions of Oberlin, MCM and Alma. The Company's overall efficiency ratio increased during the first half of 1998 to 69.0% compared to 68.0% for the first half in 1997.

     For the second quarter of 1998, other expense increased 58.6% to $4.2 million compared to the year ago quarter. The increase is due to a 55.1% rise in salaries and benefits attributable to growth of the Company's employee base as a result of the acquisitions of Oberlin, Alma and MCM as well as a 79.8% increase in operating expenses directed mainly toward the newly acquired locations and facilities.

Income Tax Expense

     Income tax expense for the six months ended June 30, 1998 and June 30, 1997 was $1.2 million and $896,000, respectively. The effective tax rates for those periods were 32.8% and 33.6%, respectively.

     Income tax expense for the three months ended June 30, 1998 and June 30, 1997 was $687,000 and $515,000, respectively. The effective tax rates for those periods were 33.3% and 34.3%, respectively.

CAPITAL AND LIQUIDITY

     At June 30, 1998, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 10.1%, 14.2%, and 19.4% respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At June 30, 1998, the Company had risk-weighted assets of $ 392.3 million. On August 11, 1998, the Company's Board of Directors declared a quarterly dividend in the amount of $.02 per common share.

     The Company had approximately $14.7 million in cash and short-term investment grade securities at June 30, 1998 remaining from the issuance of subordinated debentures in December 1997. Those proceeds are expected to be used to finance the Company's growth strategy and for general corporate purposes. Additionally, $8.3 million of cash was utilized for the acquisition of Farmers Bancshares, Inc., Sabetha, Kansas, parent company of Farmers State Bank on July 9, 1998. The Company established a line of credit in the amount of $15 million with a correspondent bank during the second quarter of 1998. No amounts had been drawn under the line as of June 30, 1998.


ACCOUNTING AND FINANCIAL REPORTING

     The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in June 1997. SFAS No. 131 requires that public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of the standard is not expected to have a significant impact on the financial statements of the Company.

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The following table indicates that, at June 30,1998, in the event of a sudden and sustained increase in prevailing market rates, the Companies net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

                                                                                               Percent Change             Board
Changes in Interest Rates                 Net Interest Income        Actual Change                 Actual                 Limit
----------------------------------------- -------------------------- -------------------- ------------------------- ---------------
----------------------------------------- -------------------------- -------------------- ------------------------- ---------------

200 basis point rise                            $20,689,800                179,500                  0.88%                  10%
100 basis point rise                             20,661,000                151,300                  0.74%                  10%
Base Rate Scenario                               20,510,300
100 basis point decline                          19,756,000               (754,300)                -3.68%                  10%
200 basis point decline                          19,120,300             (1,390,000)                -6.78%                  10%





YEAR 2000

     A comprehensive plan to attain Year 2000 compliance has been developed and the process of analysis, testing, verification and implementation is underway for all major financial, operational and information systems. The Company expects to substantially complete programming changes and testing of internal mission critical systems by December 31, 1998. These costs, which are expensed as incurred, have not been material to date and are not expected to have a material impact on the Company's earnings in the future. These costs do not include computer equipment and software that is scheduled to be replaced in the normal course of business. Additionally, the Company continues to communicate with significant customers and vendors to determine their Year 2000 plans and target dates. The Company will monitor the progress of mission critical third parties and will implement contingency plans in the event that such third parties fail to achieve their plans. There can be no assurance that any contingency plans will fully mitigate the effects of any such failure.

     The Company's estimate of Year 2000 project costs and the date set forth above by which the Company expects to substantially complete mission critical system programming and testing are based on management's best current estimates, which were derived utilizing numerous assumptions about future events. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.




                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     Exchange Bank, along with approximately twenty-four other persons and entities including a number of depository institutions, is a named defendant in a case filed in the United States District Court for the District of Kansas on September 11, 1997 on behalf of a putative class of over 2,400 persons who allegedly invested at least $14,900 each in entities known as Parade of Toys and Bandero Cigar Company. The complaint alleges violations of the Racketeer Influenced Corrupt Organization ("RICO") statute (18 U.S.C. 1962( c)), conspiracy to violate RICO, negligent misrepresentation, fraud, civil conspiracy and negligence on the part of the defendants. The plaintiffs contend that the defendants, including Exchange Bank, were listed in trade reference sheets provided to plaintiffs by Parade of Toys and Bandero Cigar Company and that the defendants made false and misleading representations on which the plaintiffs relied to their detriment. In each count, the plaintiffs have sought actual damages in an amount in excess of $75,000 each, treble damages under RICO, and punitive damages. Exchange Bank denies liability and is in the process of vigorously defending this claim. A hearing was conducted on March 25, 1998, on the issue of class certification. On June 17, 1998, the Magistrate issued a report and recommendation that the Court rule against the plaintiff's motion for class certification. The plaintiffs have filed objections and the recommendation will be submitted to the trial judge for a determination of the motion.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                  Item 1 - Election of Directors

     Two Class II directors, Mr. D. Michael Browne and Mr. Allen D. Petersen, were elected at the Annual Meeting for terms expiring in 2001. Voting results were as follows:

                    9,745,158  votes or 91.0%  FOR
                       43,238  votes or  0.4%  AGAINST
                            0  votes or    0%  ABSTAINED
                      915,996  votes or  8.6%  UNVOTED

     Class I Directors continuing in office are Keith E. Bouchey and William F. Wright. Class I directors' terms expire in 2000.

     Class III Directors continuing in office are Michael W. Gullion and William Wallman. Class III Directors' terms expire in 1999.


     Item 2 - Ratification  of appointment  of independent  auditors.  The Audit
Committee recommended the reappointment of KPMG Peat Marwick LLP as the independent auditors for Company. Item 2 was approved with the following voting results:

                   9,292,550  votes or 86.8%  FOR
                       6,500  votes or    0%  AGAINST
                     489,346  votes or  4.6%  ABSTAINED
                     915,996  votes or  8.6%  UNVOTED

ITEM 5:  OTHER INFORMATION

         Pending Acquisitions

     On April 29, 1998 the Company announced a definitive merger agreement with Tri-County Bancshares, Inc. of Washington, Kansas for a combination cash and stock-for-stock/tax free transaction valued at $4.4 million. Tri-County National Bank, a wholly-owned subsidiary of Tri-County Bancshares with locations in Concordia, Linn and Washington, Kansas had total assets of $43.2 million, deposits of $39.8 million and net loans of $26.1 million at June 30, 1998. On July 17, 1998, the SEC declared effective the Company's Registration Statement on Form S-4. The transaction is expected to close in the third quarter of 1998.

     On May 20, 1998 the Company announced a definitive merger agreement with First State Bancorp, Inc. of Pittsburg, Kansas in a tax-free stock swap valued at approximately $25.0 million. First State Bank & Trust Company, a wholly-owned subsidiary of First State Bancorp, had total assets of $110.2 million, deposits of $93.4 million and loans of $62.9 million at June 30, 1998.

         Subsequent Events

     On July 9, 1998, the Company acquired Farmers State Bancshares, Inc. of Sabetha, Kansas and its wholly-owned subsidiary, Farmers State Bank, in a cash transaction valued at $8.5 million. Farmers State Bank had total assets of $47.6, deposits of $41.6 and net loans of $21.7 at June 30, 1998.

     On August 4, 1998, the Company acquired Northwest Bancshares, Inc. and its wholly-owned subsidiary, Peoples State Bank of Colby, Kansas, in a tax-free stock swap valued at approximately $29.5 million. Peoples State Bank had total assets of $21.8 million, total deposits of $19.2 million and net loans of $18.1 million at June 30, 1998.

         Stock Split

     Gold Banc announced a two-for-one stock split in the form of a 100% stock dividend distributed on May 18, 1998 to shareholders of record as of May 6, 1998. All per share data has been restated to reflect the 100% stock dividend. In addition, the Company declared a $.02 cash dividend on post-split shares to shareholders of record as of May 20, 1998, payable on May 29, 1998.

         Proposals of Security Holders

     A stockholder proposal may be considered at the Company's Annual Meeting in 1999 only if it meets the following requirements set forth in the Company's Amended and Restated Bylaws. First, the stockholder making the proposal must be a stockholder of record on the record date for such annual meeting, must continue to be a stockholder of record at the time of such meeting, and must be entitled to vote thereat. Second, the stockholder must deliver or cause to be delivered a written notice to the Company's Secretary. The Secretary must receive such notice no later than November 24, 1998. 14 The notice shall specify
(a) the name and address of the stockholder as they appear on the books of the Company; (b) the class and number of shares of the Company that are beneficially owned by the stockholder; (c) any material interest of the stockholder in the proposed business described in the notice; (d) if such business is a nomination for director, each nomination sought to be made, together with the reasons for each nomination, a description of the qualifications and business or professional experience of each proposed nominee and a statement signed by each nominee indicating his or her willingness to serve if elected, and disclosing the information about him or her that is required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder to be disclosed in the proxy materials for the meeting involved if he or she were a nominee of the Company for election as one of its directors; (e) if such business is other than a nomination for director, the nature of the business, the reasons why it is sought to be raised and submitted for a vote of the stockholders and if and why it is deemed by the stockholder to be beneficial to the Company; and (f) if so requested by the Company, all other information that would be required to be filed with the Securities and Exchange Commission (the "SEC") if, with respect to the business proposed to be brought before the meeting, the person proposing such business was a participant in a solicitation subject to Section 14 of the Exchange Act. Notwithstanding satisfaction of the above, the proposed business may be deemed not properly before the meeting if, pursuant to state law or any rule or regulation of the SEC, it was offered as a stockholder proposal and was omitted from the proxy materials for the meeting.


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

                           GOLD BANC CORPORATION, INC.



Date:  August 14, 1998                      By:/s/Keith E.Bouchey
                                                 Keith E. Bouchey
                                                 Chief Financial Officer,
                                                 and Corporate Secretary

(Authorized officer and principal financial officer of the registrant)