Form 10-Q
period 1998-09-30
GOLD BANC CORP INC
filed 1998-11-16
CIK 1015610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

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
         Class                          Outstanding at October 31, 1998

__________________________
Common Stock, $1.00 par value                     11,124,801


                          GOLD BANC CORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1998

                                                                           PAGE
PART I:           FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS..................................................1
Consolidated Balance Sheets at September 30, 1998 (unaudited)
and December 31, 1997.........................................................1

Consolidated Statements of Earnings - Nine months ended
September 30, 1998 and September 30, 1997 (unaudited).........................2

Consolidated Statements of Earnings - Three months ended
September 30, 1998 and September 30, 1997 (unaudited).........................3

Consolidated Statements of Cash Flows - Nine months ended
September 30, 1998 and September 30, 1997 (unaudited)................ ........4

Notes to Consolidated Financial Statements....................................5

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS....................................................................8

PART II:          OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS....................................................14

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS............................14

ITEM 3: DEFAULTS UPON SENIOR SECURITIES......................................14

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

ITEM 5: OTHER INFORMATION....................................................14

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.....................................16

SIGNATURES...................................................................17


                                     PART I
                              FINANCIAL INFORMATION
                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 (In thousands)

                                                            September 30, 1998            Dec. 31, 1997
                                                            ------------------           --------------
                                                                (unaudited)
                                     Assets
Cash and due from banks                                         $    15,984                $   16,673
Federal funds sold and interest-bearing deposits                     18,701                    24,438
                                                                     ------                    ------
   Total cash and cash equivalents                                   34,685                    41,111
                                                                     ------                    ------

Investment securities
   Held-to-maturity                                                     196                       100
   Available-for-sale                                               139,253                   100,500
   Trading                                                            1,947                     1,072
   Other                                                              4,311                     2,765
                                                                      -----                     -----
   Total investment securities                                      145,707                   104,437

   Mortgage loans held for sale                                       1,856                       858
   Loans, net                                                       461,336                   340,630
   Premises and equipment, net                                       20,344                    15,363
   Deferred taxes                                                       225                       498
   Accrued interest and other assets                                 26,669                    11,700
                                                                     ------                    ------
Total Assets                                                    $   690,822              $    514,597
                                                                ===========              ============
                      Liabilities and Stockholders' Equity

Liabilities
   Deposits                                                         567,782                   419,139
   Securities sold under agreements to repurchase                     7,797                     6,516
   Federal funds purchased and other borrowings                      15,239                    11,650
   Long-term debt                                                    11,206                     3,336
   Accrued interest and other liabilities
                                                                      4,756                     3,473
   Guaranteed preferred beneficial interests in
      Company's debentures                                           28,750                    28,750
                                                                     ------                    ------

   Total liabilities                                            $   635,530               $   472,864
                                                                -----------               -----------
Stockholders' equity:
   Preferred stock                                                        -                         -
   Common stock, $1.00 par value, 25,000,000 shares authorized,      11,125                    10,133
      11,124,801 and 10,133,230 shares issued and outstanding at
      September 30, 1998 and December 31,1997, respectively
   Additional paid-in capital                                        25,288                    17,199
   Undivided profits                                                 18,445                    14,605
   Accumulated other comprehensive income                               670                        32
   Unearned compensation                                               (236)                     (236)
                                                                       ----                      ----
        Total stockholders' equity                                   55,292                    41,733
                                                                     ------                    ------
        Total liabilities and stockholders                      $   690,822               $   514,597
                                                                ===========               ===========


                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                            For The Nine Months Ended
                      (In thousands, except per share data)
                                   (unaudited)




                                                         September 30,1998             September 30, 1997

Interest income:
   Loans, including fees                                  $     28,009                  $      18,170
   Investments securities                                        5,545                          4,075
   Other                                                           770                            379
                                                                   ---                            ---
                                                                34,324                         22,624
Interest expense
   Deposits                                                     15,909                         10,685
   Borrowings and other                                          3,042                          1,155
                                                                 -----                          -----
                                                                18,951                         11,840
                                                                ------                         ------

     Net interest income                                        15,373                         10,784


Provision for loan losses                                          746                            535
                                                                   ---                            ---
Net interest income after provision for loan losses             14,627                         10,249
                                                                ------                         ------

Other income;
   Service fees                                                  1,060                            738
Net gains on sale of mortgage loans                                769                            501
   Gain (loss) on sale of securities                                92                             89
   Gain (loss) on sale of other assets                             (11)                           205
   Unrealized loss on trading assets                              (367)                             -
   Investment trading fees & commissions                         2,177                              -
   Other                                                           652                            265
                                                                   ---                            ---
                                                                 4,372                          1,798
                                                                 -----                          -----

 Other expense
   Salaries and employee benefits                                7,122                          4,350
   Net occupancy expense                                         2,041                          1,417
   Federal deposit insurance premiums                               74                             76
   Other                                                         4,115                          2,185
                                                                 -----                          -----
                                                                13,352                          8,028
                                                                ------                          -----
       Earnings before income taxes                              5,647                          4,019

   Income taxes                                                  1,689                          1,346
                                                                 -----                          -----

        Net earnings                                     $       3,958                  $       2,673
                                                         =============                  =============

   Net earnings per share-basic                          $         .37                  $         .28
                                                         =============                  =============
   Net earnings per share-diluted                        $         .37                  $         .28
                                                         =============                  =============







                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                           For The Three Months Ended
                      (In thousands, except per share data)
                                   (unaudited)





                                                September 30, 1998                  September 30, 1997

Interest income:
   Loans, including fees                         $     10,567                        $       6,708
   Investments securities                               1,974                                1,249
   Other                                                  316                                  135
                                                          ---                                  ---
                                                       12,857                                8,092

Interest expense:
   Deposits                                             5,984                                3,807
   Borrowings and other                                 1,080                                  495
                                                        -----                                  ---
                                                        7,064                                4,302
                                                        -----                                -----

   Net interest income                                  5,793                                3,790


Provision for loan losses                                 152                                  280
                                                          ---                                  ---

Net interest income after provision for loan losses     5,641                                3,510
                                                        -----                                -----


Other income;
   Service fees                                           396                                  248
   Net gains on sale of mortgage loans                    250                                  212
   Gain (loss) on sale of securities                       34                                   88
   Gain (loss) on sale of other assets                     (8)                                   6
   Net unrealized losses on trading assets               (380)                                   -
   Investment trading fees & commissions                  768                                    -
   Other                                                  313                                   79
                                                          ---                                   --
                                                        1,373                                  633
                                                        -----                                  ---
Other expense
   Salaries and employee benefits                       2,615                                1,508
   Net occupancy expense                                  865                                  483
   Federal deposit insurance premiums                      29                                   19
   Other                                                1,607                                  780
                                                        -----                                  ---
                                                        5,116                                2,790
                                                        -----                                -----

Earnings before income taxes                            1,898                                1,353

Income taxes                                              455                                  451
                                                          ---                                  ---

    Net earnings                                  $     1,443                         $        902
                                                  ===========                         ============

Net earnings per share-basic                      $       .13                         $        .09
                                                  ===========                         ============
Net earnings per share-diluted                    $       .13                         $        .09
                                                  ===========                         ============







                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            For the Nine Months Ended
                                 (In thousands)
                                   (unaudited)




                                                                                     September 30, 1998        September 30, 1997
                                                                                     ------------------        ------------------
Cash flows from operating activities:
     Net earnings                                                                     $        3,958            $        2,673
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Provision for loan losses                                                                746                       535
        Net (gains) losses on sales of A-F-S securities                                          (92)                      (89)

        Amortization of investment securities' premiums, net of accretion                       (743)                        4
        Depreciation and amortization                                                          1,057                       749
        (Gain) loss on sale of assets, net                                                        11                      (205)
        Purchases of trading securities                                                       (1,241)                        -
        Unrealized loss on trading securities                                                    367                         -
        Originations of mortgage loans held for sale,
           Net of sales proceeds                                                                (998)                     (691)
        Other changes:
           Accrued interested receivable and other assets                                       (678)                     (854)
           Accrued interest payable and other liabilities                                     (1,150)                      976
                                                                                              ------                       ---
                    Net cash provided by (used in) operating activities               $        1,237                     3,098
                                                                                      --------------                     -----

Cash flows from investing activities:
         Net increase in loans                                                        $      (36,935)                  (57,434)
         Principal collections and proceeds from maturities
            of H-T-M securities                                                                   75                         -
         Principal collections and proceeds from sales and
            maturities of A-F-S securities                                                 1,765,026                    33,601
         Purchases of A-F-S securities                                                    (1,756,941)                  (13,876)
         Net additions to premises and equipment                                              (3,501)                   (2,004)
         Cash paid for acquisitions, net of cash received                                     (1,062)                        -
         Proceeds from sale of other assets                                                      141                       285
                                                                                                 ---                       ---
                        Net cash used in investing activities                         $      (33,197)             $    (39,428)

                                                                                      --------------              ------------

Cash flows from financing activities:
         Increase in deposits                                                         $       21,671              $     27,700
         Net increase (decrease) in short-term borrowings                                     (1,788)                    6,385
         Proceeds from long-term debt                                                          6,026                         -
         Principal payments on long-term debt                                                      -                    (3,226)
         Dividends paid                                                                         (375)                     (273)
                                                                                                ----                      ----

                        Net cash provided by financing activities                      $      25,534              $     30,586
                                                                                              ------              ------------

                        Increase (decrease) in cash equivalents                               (6,426)                   (5,744)
         Cash and cash equivalents, beginnings of year                                        41,111                    22,796
                                                                                              ------                    ------


         Cash and cash equivalents, end of year                                        $      34,685              $     17,052
                                                                                       =============              ============

 Supplemental schedule of non-cash financing activities:
         Issuance of common stock for acquisitions                                             9,337                         -

Non-cash activities related to purchase acquisitions:
         Investing activities:
         Increase in investments                                                              47,723                         -
         Net increase in loans                                                                84,515                         -
         Increase in land, buildings, and equipment                                            2,435                         -
Financing activities
         Increase in deposits                                                                126,973                         -
         Increase in short term borrowings                                                     6,657                         -
         Increase in long term borrowings                                                      1,844                         -





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation.

     The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company's subsidiaries, Exchange National Bank, Citizens State Bank, Provident Bank, f.s.b., Peoples National Bank, Farmers National Bank, First National Bank in Alma, Farmers State Bank, Peoples State Bank, Tri-County National Bank (the "banks") and Midwest Capital Management, Inc. All significant intercompany balances and transactions have been eliminated.

     The December 31, 1997 consolidated balance sheet has been derived from the audited balance sheet as of that date. The consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Earnings for the nine months ended September 30, 1998 are not necessarily indicative of the results that will be achieved for the entire year.

     Gold Banc announced a two-for-one stock split in the form of a 100% stock dividend distributed on May 18, 1998 to shareholders of record as of May 6, 1998. All per share data has been restated to reflect the 100% stock dividend. In addition, the Company declared a $.03 cash dividend on post-split shares to shareholders of record as of November 18, 1998, payable on November 23, 1998.

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


     The shares used in the calculation of basic and diluted income per share for the three and nine months ended September 30, 1998 and 1997 are shown below (in thousands):


                                                                                  For the three            For the nine
                                                                                 months ended             months ended
                                                                                 September 30               September 30
--------------------------------------------------------------- --------------------- ---------------- --------------- ------------
                                                                       1998               1997             1998           1997
--------------------------------------------------------------- --------------------- ---------------- --------------- ------------
--------------------------------------------------------------- --------------------- ---------------- --------------- ------------
Weighted average common shares outstanding                          10,940               9,587          10,701            9,587
Stock options                                                          164                   0             142                0
--------------------------------------------------------------- --------------------- ---------------- --------------- ------------
--------------------------------------------------------------- --------------------- ---------------- --------------- ------------
Weighted average common shares and                                  11,104               9,587          10,843            9,587
   common share equivalents outstanding
--------------------------------------------------------------- --------------------- ---------------- --------------- ------------




3. Guaranteed Preferred Beneficial Interests in Company's Debentures.

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

4. Comprehensive Income

     Comprehensive income, as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was $4.6 million and $3.0 million for the nine months ended September 30, 1998 and 1997, respectively and $1.9 million and $1.2 million for the three months ended September 30, 1998 and 1997, respectively. The difference between comprehensive income and net earnings presented in the consolidated statement of earnings is attributed solely to unrealized gains and losses on available-for-sale securities.

5. Completed and Pending Acquisitions.

     On July 9, 1998, the Company acquired Farmers State Bancshares, Inc. of Sabetha, Kansas and its wholly- owned subsidiary, Farmers State Bank, in a cash transaction valued at $8.5 million. Farmers State Bank had total assets of $47.6, deposits of $41.6 and net loans of $21.7 at June 30, 1998.

     On August 4, 1998 the Company acquired Northwest Bancshares, Inc. and its wholly-owned subsidiary, Peoples State Bank of Colby, Kansas, in a tax-free exchange of stock valued at approximately $2.95 million. Peoples State Bank had total assets of $21.8 million, total deposits of $19.2 million and net loans of $18.1 million at June 30, 1998.

     On August 17, 1998, the Company acquired Tri-County Bancshares, Inc. and its wholly-owned subsidiary Tri-County National Bank in a cash and stock transaction valued at $4.4 million. Tri-County had total assets of $43.2 million, deposits of $39.8 million and net loans of $26.1 million as of June 30, 1998. All three acquisitions described above have been accounted for as purchases. Total goodwill associated with the acquisitions aggregated $5.6 million.

     On August 31, 1998 the Company announced a definitive merger agreement with The Trust Company, a Midwest trust services business in St. Joseph, Missouri, in a tax-free exchange of stock valued at approximately $4.3 million. At June 30, 1998, The Trust Company had approximately $250 million of assets under management. This transaction, which will be accounted for as a pooling-of-interests, is expected to close in the fourth quarter of 1998.

     On September 2, 1998 the Company announced a definitive merger agreement with Citizens Bancorporation, Inc of Tulsa, Oklahoma in a tax-free stock swap valued at approximately $56 million. Citizens Bank of Tulsa, a wholly-owned subsidiary of Citizens Bancorporation, had total assets of $233 million, core deposits of $214 million and net loans of $164 million at June 30, 1998. This transaction, which will be accounted for as a pooling-of-interests, is expected to close in the fourth quarter of 1998.

     On October 21, 1998, the Company acquired First State Bancorp, Inc. of Pittsburg, Kansas in a tax-free exchange of stock valued at approximately $25.0 million. The acquisition will be accounted for as a pooling-of-interests. First State Bank & Trust Company, a wholly-owned subsidiary of First State Bancorp, had total assets of $108.8 million, deposits of $95.9 million and loans of $63.5 million and loans of $63.5 million at September 30, 1998.

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

     The complaint alleges violations of the Racketeer Influenced Corrupt Organization ("RICO") statute (18 U.S.C. 1962( c)), conspiracy to violate RICO, negligent misrepresentation, fraud, civil conspiracy and negligence on the part of the defendants. The plaintiffs contend that the defendants, including Exchange Bank, were listed in trade reference sheets provided to plaintiffs by Parade of Toys and Bandero Cigar Company and that the defendants made false and misleading representations on which the plaintiffs relied to their detriment. In each count, the plaintiffs have sought actual damages in an amount in excess of $75,000 each, treble damages under RICO, and punitive damages. Exchange Bank denies liability and is in the process of vigorously defending this claim. A hearing was conducted on March 25, 1998, on the issue of class certification. On September 29, 1998, the Court denied class certification and entered a scheduling order.

     A second lawsuit arising out of the same facts was filed in the United States District Court for the District of Kansas on September 23, 1998 on behalf of 670 individually named persons. The complaint, which names Exchange Bank along with approximately sixteen (16) other persons and entities as defendants, alleges similar causes of action as the federal court action previously filed on behalf of a putative class of over 2,400 persons. The defendants, including Exchange Bank, now have until November 30, 1998 to file an answer. Exchange Bank denies any liability and is in the process of vigorously defending this claim. In October 1998, Exchange Bank, along with other bank defendants filed in each federal action a motion to drop misjoined plaintiffs. The motions are based upon the contention that the individual claims of the separate plaintiffs do not arise out of the same transaction or occurrence or series of transactions or occurrences. On November 13, 1998, the court granted both motions and gave the plaintiffs until December 31, 1998 to commence individual actions. The court will dismiss with prejudice the claims of any plaintiffs who do not refile by December 31, 1998.





                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's net income was $4.0 million for the nine months ended September 30, 1998, compared to net income of $2.7 million for the nine months ended September 30,1997, yielding an annualized return on average assets ("ROA") of .88% for the nine months ended September 30, 1998, compared to 0.91% for the nine months ended September 30, 1997. Return on average common stockholders' equity ("ROE") for the nine months ended September 30, 1998 and 1997 was 10.49% and 9.90%, respectively. The earnings increase for the third quarter of 1998 over 1997 was primarily due to the addition of three new subsidiaries to the organization and greater interest income through an improved net interest margin coupled with greater loan volume. On July 9, 1998 the Company acquired Farmers State Bank, Sabetha. On August 4, 1998 the Company acquired Peoples State Bank in Colby, Kansas. Also, on August 17, 1998 the Company acquired Tri-County National Bank in Washington, Kansas for a combination of cash and stock. All three acquisitions have been accounted for as purchases. Total goodwill recorded was $5.6 million.

     For the three months ended September 30, 1998, the Company's net income was $1.4 million, compared to $902,000 for the same period in 1997. Earnings per share for the quarter ended September 30, 1998 were $0.13 compared to $0.09 per share for the quarter ended September 30, 1997 on 1.5 million greater weighted average shares outstanding. As with the nine month period, earnings for the third quarter of 1998 were better than the comparable 1997 period due to the acquisitions of Farmers, Peoples, Tri-County and internal growth primarily at Exchange National Bank's Leawood and Shawnee locations. ROA for the three months ended September 30, 1998 was 0.91% compared to .90% for the three months ended September 30, 1997, while average assets for the three month periods increased by approximately $235 million. ROE for the quarter ended September 30, 1998 was 10.97% and 9.87% for the same period in 1997 while average equity capital was $16 million greater for the 1998 period.

FINANCIAL CONDITION

     Total assets were $690.8 million at September 30, 1998, an increase of $176.2 million from December 31, 1997. Total average assets were $601.2 million for the nine months ended September 30, 1998, compared to $390.6 million for the nine months ended September 30, 1997. Average interest-earning assets were $547.9 million for the nine months ended September 30, 1998 and $361.1 million for the nine months ended September 30, 1997. Assets increased during the third quarter of 1998 due to three acquisitions and internal growth. Net loans grew $121.7 million during the first nine months of 1998 of which $28.7 million primarily at Exchange National Bank's Leawood and Shawnee, Kansas locations.

     For the three months ended September 30, 1998, total average assets were $638.0 million compared to $402.8 million for the three months ended September 30, 1997. Average interest-earning assets were $572.5 million for the three months ended September 30, 1998 and $365.1 million for the three months ended September 30, 1997. These changes represent 58.4% and 56.8% increases respectively in average assets and interest-earning assets from the third quarter of 1998 to the same period in 1997. Assets increased for the third quarter of 1998 over the same quarter of 1997 also due to three bank acquisitions and internal growth. The primary source of internal growth has been at Exchange National Bank's Leawood and Shawnee locations.

     The increase in net loans from December 31, 1997 to September 30, 1998 attributed to acquisitions and internal growth, was primarily funded through an increase in deposits and additional advances of Federal Home Loan Bank borrowings. The allowance for loan losses increased to $7.0 million at September 30, 1998 from $4.7 million at December 31, 1997. The allowance represented 1.48% and 1.35% of total loans as of September 30, 1998 and December 31, 1997, respectively.

RESULTS OF OPERATIONS

Net Interest Income

     Total interest income for the nine months ended September 30, 1998 was $34.3 million, a 51.3% increase over the nine months ended September 30, 1997. Average total earning assets increased $186.8 million or 51.7% at September 30, 1998, compared to September 30, 1997. The increase is primarily the result of loan growth at Exchange National Bank's offices in Leawood and Shawnee, Kansas in addition to the acquisitions of Farmers, Peoples, and Tri-County.

     For the three months ended September 30, 1998, total interest income was $12.9 million or 58.9% greater than the comparable period in 1997. This increase is also primarily due to the acquisitions of Farmers, Peoples, and Tri-County coupled with loan growth at Exchange National Bank's locations in Leawood and Shawnee.

     Total interest expense for the first nine months of 1998 was 60.1% higher than the same period in 1997 as a result of a 64.9% increase in deposits. Average total interest-bearing liabilities increased by $173.8 million or 53.1% during the nine months of 1998 compared to the same period in 1997, primarily due to the acquisitions of Farmers, Peoples and Tri-County and to the increased volume in interest bearing deposits. In addition, the Company's trust preferred offering in December, 1997 has contributed to increased interest expense in 1998 compared to 1997.

     For the three months ended September 30, 1998, total interest expense increased $2.8 million or 64.2% as a result of greater average deposits for the same periods increasing by $184.0 million or 55.3%. In addition, the Company's trust preferred offering in December, 1997 has contributed to increased interest expense in 1998 compared to 1997.

     Net interest income was $15.4 million for the nine months ended September 30, 1998, compared to $10.8 million for the same period in 1997, an increase of 42.6%. This increase is attributable to significantly greater loan volumes primarily originated from Exchange National Bank's Leawood and Shawnee, Kansas locations and the acquisitions of Farmers, Peoples, and Tri-County. The Company's net interest margin decreased from 4.06% for the nine months ended September 30, 1997 to 3.81% for the nine months ended September 30, 1998, as a result of additional interest expense associated with the Company's issuance of subordinated debentures in December 1997 and increased cost of funds.

     For the three months ended September 30, 1998, net interest income increased 52.9% to $5.8 million versus $3.8 million for the three months of 1997. After adjusting for provisions for loan losses, net interest income for the second quarter of 1998 was $5.6 million compared with $3.5 million in 1997, an increase of 60.7%. Net interest margin for the three months ended September 30, 1998 decreased from 4.22% to 4.13% versus the same period in 1997 primarily due to higher cost of funds and the Company's trust preferred offering in December, 1997.

Provisions for Loan Losses

     The provision for loan losses for the nine months ended September 30, 1998, was $746,000, an increase of $211,000, or 39.4% from the $535,000 provision during the comparable 1997 period. This increase is consistent with the Company's significant loan growth of 59.6% over the same period. The allowance represented 1.48% and 1.23% of total loans as of September 30, 1998 and September 30, 1997, respectively. For the three months ended September 30, 1998, the provision for loan losses was $152,000 compared to $280,000 for the third quarter of 1997. The Company monitors its reserve for loan losses to total loans ratio on a monthly basis in order to maintain a ratio within internally defined guidelines of 1.15% to 1.65%.


Other Income

     Other income for the nine months ended September 30, 1998, increased $2.6 million, or 143.2% from the same period in 1997. This increase is primarily a result of the Company's acquisition of Midwest Capital and increased gain on the sale of mortgage loans through its subsidiary in St. Joseph, Missouri, Provident Bank f.s.b.

     Other income for the third quarter of 1998 was $1.4 million, an increase of 116.9% compared to the third quarter of 1997, primarily reflecting investment management and broker/dealer fees generated by Midwest Capital Management, Inc., a significant new component of other income for the Company since the closing of the acquisition of Midwest Capital in January, 1998. The balance of the increase in other income primarily resulted from gains on the sale of mortgage loans, service charges on deposit accounts, while absorbing $380,000 in unrealized trading losses on marketable equity securities. The Company has invested in equity securities of other community banking organizations.

Other Expense

     Other expense increased by $5.3 million for the nine months ended September 30, 1998, as compared to the same period in 1997. This increase was primarily due to increased salaries and benefits expenses, occupancy expense and other non interest expenses, including investor relations, professional fees, advertising, and acquisition-related expenses. Net occupancy expense increased primarily due to the six acquisitions closed since September 30, 1997. The Company's overall efficiency ratio decreased during the first nine months of 1998 to 69.2% compared to 66.6% for the first nine months in 1997.

     For the third quarter of 1998, other expense increased 83.4% to $5.1 million compared to the year ago quarter. The increase is due to a 73.4% rise in salaries and benefits attributable to growth of the Company's employee base as a result of the acquisitions as well as a 95.1% increase in operating expenses directed mainly toward the newly acquired locations and facilities.

Income Tax Expense

     Income tax expense for the nine months ended September 30, 1998 and September 30, 1997 was $1.7 million and $1.3 million, respectively. The effective tax rates for those periods were 29.9% and 33.5%, respectively. The 1998 tax provision was reduced by approximately $225,000 due to a one-time deferred tax adjustment arising from the amendment of a prior year income tax return for a subsidiary acquired in 1997.

     Income tax expense for the three months ended September 30, 1998 and September 30, 1997 was $455,000 and $451,000, respectively. The effective tax rates for those periods were 24.0% and 33.3%, respectively. The 1998 tax provision was reduced by approximately $225,000 due to a one-time deferred tax adjustment arising from the amendment of a prior year income tax return for a subsidiary acquired in 1997.

CAPITAL AND LIQUIDITY

     At September 30, 1998, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 9.1%, 11.4%, and 12.8% respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At September 30, 1998, the Company had risk-weighted assets of $497.8 million. On November 12, 1998, the Company's Board of Directors declared a quarterly dividend in the amount of $.02 per common share.

     The Company had approximately $3.0 million in cash and short-term investment grade securities at September 30, 1998 remaining from the issuance of subordinated debentures in December 1997. Those proceeds are expected to be used to finance the Company's growth strategy and for general corporate purposes. 10 Additionally, $8.3 million of cash was utilized for the acquisition of Farmers Bancshares, Inc., Sabetha, Kansas, parent company of Farmers State Bank on July 9, 1998. The Company established a line of credit in the amount of $15 million with a correspondent bank during the second quarter of 1998. No amounts had been drawn under the line as of September 30, 1998.

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

     The following table indicates that, at September 30,1998, in the event of a sudden and sustained increase in prevailing market rates, the Companies net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

                                                                                              Percent Change             Board
Changes in Interest Rates                 Net Interest Income        Actual Change                 Actual                 Limit
----------------------------------------- -------------------------- -------------------- ------------------------- ---------------
----------------------------------------- -------------------------- -------------------- ------------------------- ---------------

200 basis point rise                            $24,384,800                741,400                  3.14%                  10%
100 basis point rise                             24,164,500                521,900                  2.21%                  10%
Base Rate Scenario                               23,642,600
100 basis point decline                          22,794,200               (848,400)                -3.59%                  10%
200 basis point decline                          22,030,300             (1,612,300)                -6.82%                  10%


YEAR 2000

State of Readiness

     In response to potential Year 2000 transition issues for computer and environmental systems, the Company is actively addressing these issues as they relate to the Company's subsidiaries and corporate systems. As with other financial institutions, the Company engages in a significant amount of business and reporting activity that depends on accurate date information, such as interest and other calculations pertaining to loans, deposits, assets and investments. The Company is taking steps to implement permanent solutions during 1998, rather than waiting until potential problems develop. A task force began work on identifying and assessing potential issues in 1997, and the Company is currently evaluating hardware and software solutions. Appropriate resources are being allocated for hardware systems and software, as needed, at each of the Company's subsidiaries.

     Year 2000 issues are also being addressed as they relate to the Company's hardware, information processing systems, environmental systems and the Company's vendors and customers. All of these issues are contained within the Company's timeline for Year 2000 compliance. The Company's timeline for Year 2000 compliance schedules each material element of Year 2000 compliance within regulatory guidelines. Present progress indicates that the Company will comply with its timeline. The Company has completed the awareness and assessment phases of its preparation for the year change from 1999 to 2000.

Estimated Costs

     Expenses associated with this issue are expensed as incurred. Management expects to report periodically on its progress in addressing the Year 2000 transition and expects to be fully Year 2000 compliant by December 31, 1998. The Company projects its actual expenditures will be approximately $1,000,000. Included in this amount are items such as computer hardware and software that may carry three to five year depreciable lives.

Risks

     As with other financial institutions, the Company engages in a significant amount of business and reporting activity that depends on accurate date information, such as interest and other calculations pertaining to loans, deposits, assets and investments. As a result, Year 2000 problems could result in a system failure or miscalculations that disrupt operations. The Company is taking steps to implement permanent solutions during 1998, rather than waiting until potential problems develop. Most of the Company Banks are scheduled to convert their core data processing from their current providers to Bankline Midamerica, Inc. The Company does not expect to convert any Company Banks later than June of 1999. Management believes the Company's principal risk relating to Year 2000 issues lies in the potential inability of Bankline Midamerica's data processing system to process date sensitive information involving the Year 2000. The Company plans to fully test the first two Company Banks to convert for Year 2000 compliance. This testing is taking place during the fourth quarter of 1998. Although the Company does not expect Year 2000 issues to have a material adverse affect on its internal operations, it is possible that Year 2000 issues could have a material adverse affect on (i) the Company's service providers and their ability to service the Company; and (ii) the Company's customers in the ability to continue to utilize the Company's services. The cumulative effect of such problems, if they occur, could have a material adverse effect on the Company.

Contingency Plans

     The Company is uncertain whether possible Year 2000 noncompliance will have a material effect on its operations, liquidity or financial position. The most significant worst case scenario would involve Year 2000 noncompliance by Bankline Midamerica, Inc., to whose data processing system the Banks will convert. The Company is monitoring Bankline Midamerica Inc.'s progress toward Year 2000 compliance. The Company will test Bankline Midamerica, Inc.'s data processing system in the fourth quarter of 1998.

     The Company's subsidiaries have developed remediation contingency plans for all mission-critical vendors. The remediation contingency plans contain readiness dates by which the Company plans to validate year 2000 compliance. In the event a particular vendor's readiness can not be validated by the readiness date, the pertinent remediation contingency plan will be implemented.

     Also, the Company's subsidiaries have developed business resumption contingency plans. These plans are incorporated into or work in coordination with each subsidiary's existing disaster recovery plan. The business resumption issues relating directly to the year change from 1999 to 2000 are addressed in these plans.



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

     The complaint alleges violations of the Racketeer Influenced Corrupt Organization ("RICO") statute (18 U.S.C. 1962( c)), conspiracy to violate RICO, negligent misrepresentation, fraud, civil conspiracy and negligence on the part of the defendants. The plaintiffs contend that the defendants, including Exchange Bank, were listed in trade reference sheets provided to plaintiffs by Parade of Toys and Bandero Cigar Company and that the defendants made false and misleading representations on which the plaintiffs relied to their detriment. In each count, the plaintiffs have sought actual damages in an amount in excess of $75,000 each, treble damages under RICO, and punitive damages. Exchange Bank denies liability and is in the process of vigorously defending this claim. A hearing was conducted on March 25, 1998, on the issue of class certification. On September 29, 1998, the Court denied class certification and entered a scheduling order.

     A second lawsuit arising out of the same facts was filed in the United States District Court for the District of Kansas on September 23, 1998 on behalf of 670 individually named persons. The complaint, which names Exchange Bank along with approximately sixteen (16) other persons and entities as defendants, alleges similar causes of action as the federal court action previously filed on behalf of a putative class of over 2,400 persons. The defendants, including Exchange Bank, now have until November 30, 1998 to file an answer. Exchange Bank denies any liability and intends to vigorously defend this claim.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On August 4, 1998, The Company issued 210,000 shares of common stock in the business combination with Northwest Bancshares, Inc The Company relied on
Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act") for exemption from the registration requirements of the Securities Act.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  None

ITEM 5:  OTHER INFORMATION

         Pending Acquisitions

     On September 2, 1998 the Company announced a definitive merger agreement with Citizens Bancorporation, Inc. of Tulsa, Oklahoma in a tax-free stock swap valued at approximately $56 million. Citizens Bank of Tulsa, a wholly-owned subsidiary of Citizens Bancorporation, had total assets of $233 million, core deposits of $214 million and net loans of $164 million at June, 30, 1998. This transaction is expected to close in the fourth quarter of 1998.

     On August 31, 1998 the Company announced a definitive merger agreement with The Trust Company, a Midwest trust services business in St. Joseph, Missouri, in a tax-free exchange of stock valued at approximately $4.3 million. At June 30, 1998, The Trust Company had approximately $250 million under management. This transaction is expected to close in the fourth quarter of 1998.

         Subsequent Events

     On October 21, 1998, the Company acquired First State Bancorp, Inc. of Pittsburg, Kansas in a tax-free exchange of stock valued at approximately $25.0 million. First State Bank & Trust Company, a wholly-owned subsidiary of First State Bancorp, had total assets of $108.8 million, deposits of $95.9 million and loans of $63.5 million at June 30, 1998.

         Stock Split

     Gold Banc announced a two-for-one stock split in the form of a 100% stock dividend distributed on May 18, 1998 to shareholders of record as of May 6, 1998. All per share data has been restated to reflect the 100% stock dividend. In addition, the Company declared a $.02 cash dividend on post-split shares to shareholders of record as of November 18, 1998, payable on November 23, 1998.

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

                           GOLD BANC CORPORATION, INC.


Date:  November 16, 1998                  By:/s/ Keith E. Bouchey
                                                 Keith E. Bouchey
                                                 Chief Financial Officer,
                                                 and Corporate Secretary

(Authorized officer and principal financial officer of the registrant)