Form 10-K
period 1998-12-31
GOLD BANC CORP INC
filed 1999-04-01
CIK 1015610

ITEM 1.  BUSINESS

                          THE COMPANY AND SUBSIDIARIES

Gold Banc Corporation, Inc.

         Gold Banc Corporation, Inc. ("the Company") is a multi bank holding company that owns and operates nine commercial banks and a federal savings bank (the "Banks"). The Banks are community banks providing a full range of commercial and consumer banking services to small and medium sized communities and metropolitan areas and the surrounding market areas. The Company also owns three NonBank subsidiaries ("NonBank Subsidiaries"). These NonBank Subsidiaries provide securities brokerage, investment management, trust and insurance agency services to clients and Bank customers. Since December 1978, the Company has grown internally and through acquisitions from a one bank holding company with $2.9 million in total assets to a ten bank holding company offering diversified financial services with total assets as of December 31, 1998 of $1.1 billion. The Company's principal executive offices are located at 11301 Nall Avenue, Leawood, Kansas 66211, telephone number (913) 451 8050.

The Banks

         Exchange National Bank ("Exchange Bank"). Exchange Bank has five locations and is headquartered in Marysville, Kansas. The two Marysville locations' loan portfolio as of December 31, 1998 consisted primarily of commercial and real estate loans. Since April 1992 and October 1995, Exchange Bank has been operating branches in Shawnee and Leawood, Kansas, respectively. These branches are located in Johnson County, the rapidly developing suburbs southwest of Kansas City, Missouri. Exchange Bank opened a new Shawnee branch March 2, 1998 and opened a fourth location in Shawnee on March 5, 1999. The three Johnson County, Kansas branches of Exchange Bank's loan portfolio as of December 31, 1998 consisted primarily of commercial, real estate construction and residential real estate loans. As of December 31, 1998, Exchange Bank had assets of $283.4 million.

         Provident Bank f.s.b. (" Provident Bank"). Provident Bank, a federally chartered savings and loan has one location and a second location under construction that is expected to open during the second quarter of 1999, both in the city of St. Joseph, Missouri. Provident Bank's loan portfolio as of December 31, 1998 consisted primarily of real estate loans. As of December 31, 1998, Provident Bank had assets of $81.4 million.

         Citizens State Bank and Trust Co. ("Citizens State Bank"). Citizens State Bank has two locations in the town of Seneca, Kansas. As of December 31, 1998, Citizens State Bank's loan portfolio consisting primarily in the agricultural sector, including farm real estate, agricultural production and agricultural industrial and residential home loans. As of December 31, 1998, Citizens State Bank had assets of $65.5 million.

         Peoples National Bank ("Peoples"). Peoples has a total of four locations in Clay Center, Concordia, Linn and Washington, Kansas. Tri County National Bank, acquired by the Company on August 17, 1998, was merged into Peoples on October 31, 1998. As of December 31, 1998, Peoples' loan portfolio consisted primarily of real estate and agricultural loans. As of December 31, 1998, Peoples had assets of $123.9 million.

     Farmers National Bank ("Farmers"). Farmers has two locations and is headquartered in Oberlin, Kansas. As of December 31, 1998, Farmers' loan portfolio consisted primarily of agricultural and real estate loans. As of December 31, 1998, Farmers had assets of $54.5 million.

         First National Bank in Alma ("Alma"). Alma has one location in the town of Alma, Kansas. Alma was acquired by the Company on February 19, 1998. As of December 31, 1998 Alma's loan portfolio consisted primarily of agricultural and real estate loans. As of December 31, 1998, Alma had assets of $35.1 million.

         Farmers State Bank of Sabetha ("Sabetha"). Sabetha has two locations in the town of Sabetha, Kansas. The Company acquired Sabetha on July 9, 1998. As of December 31, 1998, Sabetha's loan portfolio consisted primarily of agriculture and real estate loans. Sabetha had assets of $53.7 million as of December 31, 1998.

         Peoples State Bank of Colby ("Colby"). Colby has two locations and is headquartered in the town of Colby, Kansas. The Company acquired Colby on August 4, 1998. As of December 31, 1998, Colby's loan portfolio consisted primarily of real estate and agricultural loans. As of December 31, 1998, Colby had assets of $23.4 million.

         The First State Bank and Trust Company ("First State"). First State has two locations and is headquartered in Pittsburg, Kansas. The Company acquired First State on October 21, 1998. As of December 31, 1998, First State's loan portfolio consisted primarily of real estate and installment loans. As of December 31, 1998, First State had assets of $117.9 million.

         Citizens Bank of Tulsa ("Citizens"). Citizens has two locations located in the city of Tulsa, Oklahoma. Citizens expects to open a third location in south Tulsa, Oklahoma during the second quarter of 1999. The Company acquired Citizens on December 10, 1998. As of December 31, 1998, Citizens' loan portfolio consisted primarily of commercial, real estate and installment loans. Citizens had assets of $252.5 million as of December 31, 1998.

NonBank Subsidiaries

         Midwest Capital Management, Inc. ("Midwest Capital"). The Company provides securities brokerage and investment management services through Midwest Capital, a wholly owned nonbank subsidiary, which operates as a broker dealer in securities. The Company acquired Midwest Capital on January 30, 1998. Customers consist primarily of financial institutions located throughout the United States, with concentration in the Midwestern section of the United States. Midwest Capital manages a wide variety of stock, bond and money market portfolios for clients that currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa, as well as trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Midwest Capital is registered with the National Association of Securities Dealers as a broker/dealer and investment advisor.

         The Trust Company ("The Trust Company") The Company provides trust services through The Trust Company, a Midwest trust services business headquartered in St. Joseph, Missouri. The Company acquired The Trust Company on December 31, 1998. As of December 31, 1998, The Trust Company had approximately $250 million in trust assets under management or administration.

         Gold Banc Financial Services, Inc. ("Gold Banc Financial Services"). The Company provides insurance agency services through Gold Banc Financial Services, a wholly owned subsidiary of Exchange Bank. Gold Banc Financial Services is headquartered in Marysville, Kansas.

Pending Acquisition

         On February 12, 1999, the Company entered into an agreement to purchase all of the assets of CompuNet Engineering, L.L.C. ("CompuNet Engineering"), a computer services business located in Lenexa, Kansas, for a purchase price of $4.3 million. Regulatory approval was granted on March 22, 1999 and the acquisition of CompuNet Engineering, subject to certain closing conditions, is expected to close on or before March 31, 1999. CompuNet Engineering is expected to operate as a wholly owned subsidiary of the Company. CompuNet Engineering is in the business of designing, implementing, integrating and administering local and wide area computer networks and administering consolidated back office operations, including the operation of data and call centers, for the Company and other financial institutions. CompuNet Engineering also provides such technology services as Y2K compliance support, internet solutions and videoconferencing. Malcolm M. Aslin, President and Chief Operating Officer of the Company, and Joseph F. Smith, Executive Vice President and Chief Technology Officer of the Company, currently are the controlling owners of CompuNet Engineering.

                                    BUSINESS

Community Banking Strategy

         The Company serves the needs and caters to the economic strengths of the local communities in which the Banks are located. Through the Banks and their employees, the Company strives to provide a high level of personal and professional customer service. Employee participation in community affairs is encouraged in order to build long term banking relationships with established businesses and individual customers in these market areas.

         The Company believes its central and western Kansas locations, together with the other communities in their respective counties that comprise their market area, provide a stable base of relatively low cost deposits compared to larger metropolitan and small business markets with larger competitors. The Company believes that, through good management, community banks such as the Banks can maximize earnings by attracting relatively low cost core deposits and investing those funds in loans and other high yielding investments, while maintaining risk at an acceptable level.

         The Company has applied its community banking strategy to two affluent communities in the rapidly developing Johnson County suburbs southwest of Kansas City. In 1998 the Company extended its presence into the growing Tulsa, Oklahoma and Pittsburg, Kansas market areas through the acquisition of Citizens and First State, respectively. The Company believes the recent wave of regional bank acquisitions of local banks in those communities and metropolitan areas, and the subsequent conversion of some of those acquired banks to branch locations, has alienated the customers of those locations. This has created an opportunity for the Company to attract and retain as loan customers those owner operated businesses that require flexibility and responsiveness in lending decisions and desire a more personal banking relationship. The Company believes that it has been able to meet these customers' expectations without compromising credit standards. The success of this strategy is reflected in the Company's growth and ability to attract significant levels of non interest bearing deposits in the suburban communities of Leawood and Shawnee, Kansas and in small business markets like Tulsa, Oklahoma and Pittsburg, Kansas.

Operating Strategy

         The Company's operating strategy is to provide in each market that it operates a full range of financial products and services to small and medium sized businesses and to consumers. The Company emphasizes personal relationships with customers, involvement in local community activities and responsive lending decisions. The Company strives to maintain responsive community banking offices with local decision makers, allowing senior management at each banking location, within certain limitations, to make its own credit and pricing decisions and retaining at each Bank a local identity and board of directors. The Company's goals include long term customer relationships, a high quality of service and responsiveness to specific customer needs. The principal elements of the Company's operating strategy are:

         Emphasize Personalized Customer Service and Community Involvement. The Company believes that, in most of its market areas, customer loyalty and service are the most important competitive factors. The Banks have experienced low turnover in their management and lending staffs, enabling them to provide continuity of service by the same staff members, leading to long term customer relationships, high quality service and quick response to customer needs. The Banks' management and other employees participate actively in a wide variety of community activities and organizations in order to develop and maintain customer relationships. The Banks seek to recruit the best available banking talent to deliver the quality of personal banking services required to meet customer expectations and to permit the Company to meet its goals for long term profitable growth.

         Capitalize on Changing Market Conditions. The Company's management continually monitors economic developments in its market areas in order to tailor its operations to the evolving strengths and needs of the local communities. For example, Exchange Bank has opened branch locations in the high growth areas of Shawnee and Leawood, Kansas to fill the void of community banks that management believes has been created by the recent transaction activity of regional banking institutions and to deploy excess low cost funds derived from its rural northeastern Kansas market.

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

         The Company is generally targeting larger community banks in metropolitan areas and county seat towns of 2,000 persons or more. Market factors to be considered by the Company include the size and long term viability of the community and market area served by the target bank, the position of the transaction target in the market and the proximity of other banks owned by the Company. Generally, the bank target must be among the top three financial institutions in its market in terms of deposit share. Financial criteria include historical performance, comparison to peers in terms of key operating performance and capital ratios, loan asset quality, operating procedures and deposit structure. Also of significant financial importance is the investment required for, and opportunity costs of, the transaction. Non financial considerations in evaluating a prospective bank target include the quality of the target's management and the demand on the Company resources to integrate the target institution.

         Because of the large number of county seat towns and banks and its familiarity with the market place, the Company's transaction focus is the Midwest and primarily in the States of Kansas, Oklahoma and Missouri, but it will also consider institutions in other contiguous states. Kansas is perceived by management to be the Company's best market for bank transactions because only recently have state banking laws permitted the large regional banking institutions based in Missouri to conduct branching activities in the State of Kansas.

         Internal Growth. The recent wave of regional bank transactions of community banks in the Midwest has created what management of the Company perceives to be a void in the community banking market. It is management's belief that it has been the practice of regional banking institutions to convert the banks they acquire into branches of the acquiring institution. Management of the Company believes this practice detracts from the delivery of quality personalized services to the existing customer base of those branches. In 1992, the Company entered the Kansas City suburban community market by acquiring the deposits of a failed thrift in Shawnee, Kansas. In October 1995, Exchange Bank further expanded its presence in the suburban Johnson County communities of Kansas City by opening a branch location in Leawood, Kansas, another rapidly growing residential and small business community. In 1998, Exchange Bank opened another branch location in a rapidly developing part of Shawnee, Kansas that presently has few other lending institutions in the immediate area. Also, during 1999 Exchange Bank, Citizens and Provident Bank expect to open another branch in Shawnee, Kansas; Tulsa, Oklahoma and St. Joseph, Missouri, respectively. Management of the Company believes its branching activities are distinguished from those of regional banking institutions by the high degree of autonomy given each branch location.

         The Company's expansion activity also has allowed it to diversify its loan portfolio, which was previously dominated by loans related to the agricultural industry. Further, due to heavy residential and small business development the loan demand in the suburban Johnson County communities, as well as in southeastern Tulsa, Oklahoma, is greater than that experienced in the Company's rural market areas.

         The Company expects it will continue to expand in the suburban Johnson County communities west of Kansas City through growth in the assets and loan portfolios of existing branches and to a limited extent through additional branching activities.

Lending Activities

         General. The Company strives to provide in each market area it serves a full range of financial products and services to small and medium sized businesses and to consumers. The Company targets owner operated businesses and emphasizes the use of Small Business Administration and Farmers Home Administration lending. The Banks participate in credits originated within the organization but generally do not participate in loans from non affiliated lenders. Each Bank has an established loan committee which has authority to approve credits, within established guidelines, of up to $200,000. Concentrations in excess of $200,000 must be approved by an executive loan committee comprised of the Chief Executive Officer and a Vice President of the Company and the local Bank's president and senior lending officer. When lending to an entity, the Company generally obtains a guaranty from the principals of the entity. The loan mix within the individual Banks is subject to the discretion of the Bank's board of directors and the demands of the local marketplace.

         Residential loans are priced consistently with the secondary market, and commercial and consumer loans generally are issued at or above the prime rate. The Company has no potential negative amortization loans. The following is a brief description of each major category of the Company's lending activity.

         Real Estate Lending. Commercial, residential and agricultural real estate loans represent the largest class of loans of the Company. As of December 31, 1998, real estate and real estate construction loans totaled $352.0 million and $50.7 million, respectively or 48.0% and 6.9% of all loans, respectively. Commercial loans at December 31, 1998 made up approximately 48.3% of real estate loans, followed by one to four family residential 40.9%, and agricultural 10.8%. Generally, residential loans are written on a variable rate basis with adjustment periods of five years or less and amortized over either 15 or 30 years. The Company retains in its portfolio some adjustable rate mortgages having an adjustment period of five years or less. Agricultural and commercial real estate loans are amortized over 15 or 20 years. The Company also generates long term fixed rate residential real estate loans which it sells in the secondary market. The Company takes a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower's ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Company will retain non conforming residential loans to known customers at premium pricing.

         Commercial Lending. Loans in this category principally include loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. As of December 31, 1998, commercial loans represented the second largest class of loans at $191.3 million, or 25.1% of total loans. The Company targets owner operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as the accounts receivable, inventory and equipment of the borrower. Accounts receivable loans and loans for inventory purchases are generally of a one year renewable term and those for equipment generally have a term of seven years or less. The Company generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are limited to 50% of the value of the inventory, and accounts receivable loans are limited to 75% of a pre determined eligible base. Each of the Banks is approved to make loans under the Small Business Administration program.

         Consumer and Other Lending. Loans classified as consumer and other loans include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. The Company generally takes a purchase money security interest in goods for which it provides the original financing. The terms of the loans range from one to five years, depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 1998, consumer and other loans amounted to $79.9 million, or 10.9% of total loans. The Company implemented a credit card program in late 1994 and targeted the Banks' existing customer base as potential consumers. As of December 31, 1998, the Company had issued 2,527 cards having an aggregate outstanding balance of $2.0 million in credit card receivables. The Company has not marketed credit cards to persons other than existing customers.

         Agricultural Lending. The Company provides short term credit for operating loans and intermediate term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $54.7 million as of December 31, 1998, or 7.5% of total loans. Farm product loans have generally a one year term and machinery and equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the ability to repay, as well as the existence of federal guarantees and crop insurance coverage. Farm Credit Services guarantees are pursued wherever possible. Exchange Bank and Citizens State Bank hold "Preferred Lender Status" from the Farm Credit Services, a guarantee program similar to the Small Business Administration, that minimizes the credit exposure of the Banks through partial transfer of the credit risk to the federal government. Preferred Lender Status expedites the processing of loan applications. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are limited to 75% of appraised value.

Loan Origination and Processing

         Loan originations are derived from a number of sources. Residential loan originations result from real estate broker referrals, mortgage loan brokers, direct solicitation by the Banks' loan officers, present savers and borrowers, builders, attorneys, walk in customers and, in some instances, other lenders. Residential loan applications, whether originated through the Banks or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The average loan is less than $500,000. From time to time, loans may be participated among the Banks.

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

         Loan applicants are notified promptly of the decision of the Bank by telephone and a letter. If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Prior to closing any long term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property. Interest rates on committed loans are normally locked in at the time of application or for a 30 to 45 day period.

Mortgage Banking Division Operations

         The mortgage banking division of Provident Bank is engaged in the business of originating and selling principally first lien mortgages secured by single family residences. Loans originated through Provident Bank's mortgage banking division were $60.3 million, $50.9 million and $83.1 million in 1998, 1997 and 1996, respectively. The mortgage banking division's principal sources of revenue consist of loan origination fees and gain or loss on the sale of mortgage loans. Mortgage loans are originated primarily in St. Joseph, Missouri, Johnson County, Kansas and throughout the metropolitan Kansas City area. Loans usually are purchased by Provident Bank for investment pending resale into the secondary market. Loans usually are sold to investment banking firms and other investors as whole loans, without retaining servicing rights. The Company only originates mortgage loans against loan purchase commitments from third parties.

         Mortgage loans are originated primarily through loan originators and from referrals from real estate brokers, builders, developers and prior customers. The origination of a loan from the date of initial application to a loan closing normally takes three to eight weeks. It involves processing the borrower's loan application, evaluating the borrower's credit and other qualifications consistent with underwriting criteria established by private institutional investors and insuring or guaranteeing agencies, obtaining investor approvals, property appraisals, and title insurance, arranging for hazard insurance and handling various other matters customarily associated with the closing of a residential loan. For this service, the division typically collects an origination fee of one percent of the principal amount of the loan. Costs that are incurred in originating mortgage loans include: overhead, origination commissions paid to the originators, certain out of pocket costs and, in some cases, commitment fees where the loans are made subject to a purchase commitment from wholesale lenders, private investors or other intermediaries.

Brokerage Services

         The Company provides securities brokerage and investment management services through Midwest Capital Management, Inc., a wholly owned NonBank Subsidiary, which operates as a broker dealer in securities. Customers consist primarily of financial institutions located throughout the United States, with concentrations in the midwestern section of the United States. Midwest Capital manages a wide variety of stock, bond and money market portfolios for clients which currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa, as well as trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Midwest Capital is registered with the National Association of Securities Dealers as a broker/ dealer and investment advisor.

Trust Services

         The Company provides trust services, primarily to individuals, corporations and employee benefit plans, through The Trust Company, a Missouri chartered trust company and wholly owned NonBank Subsidiary.

Other Services

         The Company also provides insurance agency services through Gold Banc Financial Services, an indirect wholly owned NonBank Subsidiary. Although this business is not of financial significance to the Company, management believes this service is important to certain of the Banks' customers, provides an opportunity to strengthen and develop relationships with customers, and furthers the Company's objective of becoming a complete financial services provider.

Investment Portfolio

         The Banks' investment portfolio is used to meet the Banks' liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high quality investment portfolio oriented toward U.S. government and U.S. government agency securities. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments and a modest amount of investment grade obligations of state and political subdivisions. In managing its interest rate exposure, the Company also invests in mortgage backed securities and collateralized mortgage obligations. Federal funds sold and certificates of deposit are additional investments that are not classified as investment securities. Investment securities were $229.5 million, or 20.7% of total assets, at December 31, 1998. As of December 31, 1998, the investment portfolio included approximately $1.3 million of equity securities of other publicly held bank holding companies.

Deposits and Borrowings

         Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, including local public fund deposits and demand deposits of commercial customers, the Banks derive funds from loan principal repayments, maturing investments, Federal Funds borrowings from commercial banks, borrowings from the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank ("FHLB") and from repurchase agreements. Loan repayments and maturing investments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a long term basis for funding specific loan transactions and for general business purposes.

         The Banks offer a variety of accounts for depositors designed to attract both short term and long term deposits. These accounts include certificates of deposit savings accounts, money market accounts, checking and individual retirement accounts. Deposit accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Company has not sought brokered deposits and does not intend to do so in the future.

Competition

         The deregulation of the banking industry, the widespread enactment of state laws permitting multi bank holding companies, and the availability of nationwide interstate banking has created a highly competitive environment for financial services providers, particularly for institutions in suburban areas, such as Exchange Bank's Shawnee and Leawood branches. These branches compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Some of these competitors have substantially greater resources and lending limits and may offer certain services that these branches do not currently provide. In addition, some of the non bank competitors are not subject to the same extensive federal regulations that govern these branches.

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

Executive Officers of the Company

         The executive officers of the Company are as set forth below.

                                                 Principal Occupation and
Name                               Age         Five Year Employment History
----                               ---         ----------------------------
Michael W. Gullion                 44     Mr. Gullion has served as Chairman of
                                          the Board of Directors and Chief
                                          Executive Officer of the Company since
                                          its inception and served as the
                                          Company's President until February 10,
                                          1999. Mr. Gullion is the son in law of
                                          William Wallman, a director of the
                                          Company.

Malcolm M. Aslin                   51     Mr. Aslin was appointed to the Board
                                          of Directors on February 11, 1999. He
                                          has served as President and Chief
                                          Operating Officer of the Company since
                                          February 10, 1999. From October 1995
                                          until February 10, 1999, Mr. Aslin
                                          served as (i) Chairman of the Board of
                                          Western National Bank and Unison
                                          Bancorporation, Inc. in Lenexa, Kansas
                                          and (ii) Chairman and Managing
                                          Director of CompuNet Engineering,
                                          L.L.C., a Lenexa, Kansas computer
                                          service business the Company expects
                                          to acquire,  subject to certain
                                          closing conditions, on or before March
                                          31, 1999. From May 1994 until May 1995
                                          Mr. Aslin served as President of
                                          Langley Optical Company, Inc., a
                                          wholesale optical laboratory located
                                          in Lenexa, Kansas. Prior to purchasing
                                          Langley Optical Company, Mr. Aslin
                                          spent more than 22 years in various
                                          positions with UMB Banks and United
                                          Missouri Financial  Corporation,
                                          including President and Chief
                                          Operating Officer of United Missouri
                                          Bancshares, Inc. and President of
                                          UMB's Kansas City bank, United
                                          Missouri Bank of Kansas City, N.A.

                                                 Principal Occupation and
Name                               Age         Five Year Employment History
----                               ---         ----------------------------
Keith E. Bouchey                   48     Mr. Bouchey was elected to the Board
                                          of Directors of the Company on May 30,
                                          1996. His term of office as a director
                                          expires at the annual meeting of
                                          stockholders to be held in 2000. He
                                          has served as the Executive Vice
                                          President, Chief Financial Officer and
                                          Corporate Secretary of the Company
                                          since joining the Company in November
                                          1995. Prior to joining the Company,
                                          Mr. Bouchey had been, since August
                                          1977, a principal of GRA, Thompson,
                                          White & Company, P.C., a regional bank
                                          accounting and consulting firm, where
                                          he served on the executive committee
                                          and as the managing director of the
                                          firm's regulatory services practice.

Joseph F. Smith                    50     Mr. Smith has served as Executive Vice
                                          President and Chief Technology Officer
                                          of the Company since February 10,
                                          1999. Mr. Smith also serves as a
                                          director of Centurion Funds, Inc., a
                                          Phoenix, Arizona mutual fund family
                                          advised by Centurion Trust Company.
                                          From October 1995 until February 10,
                                          1999, Mr. Smith served as Predident
                                          and Chief Operating Officer of
                                          CompuNet Engineering, L.L.C., a
                                          Lenexa, Kansas computer service
                                          business that the Company expects to
                                          acquire, subject to certain closing
                                          conditions, on or before March 31,
                                          1999. From August 1993 until May 1995
                                          Mr. Smith served as a director and
                                          Executive Vice President of Investors
                                          Fiduciary Trust Company, located in
                                          Kansas City Missouri. Prior to joining
                                          Investors Fiduciary Trust Company, Mr.
                                          Smith spent more than 26 years in
                                          various management and operational
                                          positions with UMB Bank, including
                                          Executive Vice President and an
                                          advisory director of UMB's Kansas City
                                          bank, United Missouri Bank of Kansas
                                          City, N.A.

Employees

         The Company maintains a corporate staff of 16 persons. At December 31, 1998, the Banks and NonBank Subsidiaries had 324 full time equivalent employees. None of the employees of the Company or the Banks are covered by a collective bargaining agreement. The Company and the subsidiaries believe their employee relations are good.

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

         The Company is a legal entity separate and distinct from the Banks and NonBank Subsidiaries. Accordingly, the right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the Banks is necessarily subject to the prior claims of creditors of the Banks, except to the extent that claims of the Company in its capacity as creditor may be recognized. The principal source of the Company's revenue and cash flow is dividends from the Banks. There are, however, legal limitations on the extent to which a subsidiary bank can finance or otherwise supply funds to its parent holding company.

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

         With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all of the assets of any bank or other entity, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank or other entity if after such transaction it would own or control more than 5% of the voting shares of such bank or other entity(unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

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

         In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength for and commit resources to support the Banks. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non bank subsidiary (other than a non bank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

         Citizens State Bank, Sabetha, Colby and First State. Citizens State Bank, Sabetha, Colby and First State operate under Kansas state bank charters and are subject to regulation by the Kansas Banking Department and the FDIC. The Kansas Banking Department and FDIC regulate or monitor all areas of these Bank's operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, transactions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The Kansas Banking Department places limitations on activities of these Banks including the issuance of capital notes or debentures and the holding of real estate and personal property and requires these Banks to maintain a certain ratio of reserves against deposits. The Kansas Banking Department requires these Banks to file a report annually showing receipts and disbursements of the bank, in addition to any periodic report requested. These Banks are examined by the Kansas Banking Department at least once every 18 months and at any other time deemed necessary. The FDIC insures deposits held in these Banks up to a maximum amount, which is generally $100,000 per depositor.

         Citizens. Citizens operates under a Oklahoma state bank charter and is subject to regulation by the Oklahoma State Banking Department and the Federal Reserve System. The Oklahoma State Banking Department and Federal Reserve System regulate or monitor all areas of Citizen's operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, transactions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The Oklahoma State Banking Department places limitations on activities of Citizens including the issuance of capital notes or debentures and the holding of real estate and personal property and requires Citizens to maintain a certain ratio of reserves against deposits. The Oklahoma State Banking Department requires Citizens to file a report annually showing receipts and disbursements of the bank, in addition to any periodic report requested. Citizens is examined by the Oklahoma State Banking Department at least once every 18 months and at any other time deemed necessary. The FDIC insures deposits held in Citizens up to a maximum amount, which is generally $100,000 per depositor.

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

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties.

         Provident Bank is a member of the SAIF, which is administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

Payment of Dividends

         Exchange Bank, Peoples, Farmers and Alma are subject to the dividend restrictions set forth by the OCC. Under such restrictions, they may not, without prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. Provident Bank, as a Tier 1 savings institution, is limited in its payment of dividends during a calendar year to the higher of 100% of the current year earnings during the calendar year plus the amount that would reduce by one half its surplus capital ratio at the beginning of the calendar year, or 75% of its current earnings over the most recent four quarter period. Provident Bank is required to obtain OTS approval for dividends exceeding the preceding amount. There are no specific state bank regulatory restrictions on the ability of Citizens, Citizens State Bank, Sabetha, Colby and First State to pay dividends. In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a FDIC insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or in the event it is undercapitalized.

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

Transactions With Affiliates and Insiders

         The Banks are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. The Banks are also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non affiliated companies. The Banks are subject to restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Branching

         National bank branches are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under federal legislation a bank may merge or consolidate across state lines, unless, prior to May 31, 1997, either of the states involved elected to prohibit such mergers or consolidations. States may also authorize banks from other states to engage in branching across state lines de novo and by acquisition of branches without acquiring a whole banking institution. Missouri has enacted legislation authorizing interstate branching within thirty miles of its state borders and placing a minimum age requirement of five years on acquired institutions. The Kansas and Oklahoma legislatures have not placed limits on interstate merging activities of banks. State law in Missouri permits branching anywhere in the state. Statewide branching is also allowed in Kansas and legislation is pending in Oklahoma that, if enacted, will allow state wide branching sometime during mid-year 1999.

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

Other Regulations

         Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth In Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         The federal risk based capital guidelines for banks require a ratio of Tier 1, or core capital, to total risk weighted assets of 4% and a ratio of total capital to total risk weighted assets of 8%. The leveraged capital guidelines require that banks maintain Tier 1 capital of no less than 5% of total adjusted assets, except in the case of certain highly rated banks for which the minimum leverage ratio is 3% of total adjusted assets. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital to total adjusted assets) of at least 3% and (3) a risk based capital requirement equal to at least 8% of total risk weighted assets.

         Federal regulations applicable to financial institutions define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized (adequately capitalized) if it has a total risk based capital ratio (total capital to risk weighted assets) of 10% or greater (8.00% to be adequately capitalized), has a Tier 1 risk based capital ratio (Tier 1 capital to risk weighted assets) of 6% or greater (4.00% to be adequately capitalized), has a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or greater (4.00% to be adequately capitalized), and is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under the regulations, each of the Banks is well capitalized at December 31, 1998.

         The FDICIA requires federal banking regulators to take "prompt corrective action" with respect to capital deficient institutions. In addition to requiring the submission of a capital restoration plan, FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, transactions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

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

NonBank Subsidiaries

         The Company's NonBank Subsidiaries are subject to the supervision of the Federal Reserve Board and may be subject to the supervision of other regulatory agencies including the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD"), the Missouri Division of Finance, and state securities and insurance regulators.

         The United States securities industry generally is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. However, much of the regulation of broker/dealers, such as Midwest Capital, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (that are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the state in which they registered. Midwest Capital is a registered broker/dealer in securities under the Securities Exchange Act of 1934, as amended, and is a member of the NASD.

         The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers' funds and securities, recordkeeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretation or enforcement of existing laws and rules, often affect directly the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purposes of regulation and discipline of broker/dealers is the protection of customer and the securities market rather than the protection of creditors and stockholders of broker/dealers.

ITEM 2.  PROPERTIES

         The Company and the Banks each own their banking facilities. The NonBank Subsidiaries have entered into short-term leases for their properties. The Company believes each of the facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. The Company's headquarters and Exchange Bank's Leawood, Kansas location are contained in a 25,000 square foot building that opened in 1996, 40% of which is leased to third parties.

ITEM 3.  LEGAL PROCEEDINGS

         Exchange Bank is a named defendant in a case styled Wilson v. Olathe Bank, filed in the United States District Court for the District of Kansas on September 11, 1997 on behalf of a putative class of over 2,400 persons who allegedly invested at least $14,900 each in entities known as Parade of Toys and Bandero Cigar Company. The complaint alleged violations of the Racketeer Influenced Corrupt Organizations ("RICO") statute (18 U.S.C. 1962(c)), conspiracy to violate RICO, negligent misrepresentation, fraud, civil conspiracy and negligence on the part of the defendants. The plaintiffs contend that the defendants, including Exchange Bank, were listed in trade reference sheets provided to plaintiffs by Parade of Toys and Bandero Cigar Company and that the defendants made false and misleading representations on which the plaintiffs relied to their detriment. The Second Amended Complaint seeks actual damages in the total amount of $13,551,559.72. It also prays for punitive damages in a total amount of $27,103,119.44. On September 29, 1998, the Court denied plaintiffs' motion for class certification. Plaintiffs, however, have renewed that motion. Exchange Bank has filed a motion for summary judgment in this case. Exchange Bank denies liability and is in the process of vigorously defending this claim.

         A second lawsuit arising out of Parade of Toys styled Aaron v. Hillcrest Bank, was filed in the United States District Court for the District of Kansas on September 23, 1998 on behalf of 670 individually named persons. The complaint names Exchange Bank as a defendant and alleges similar causes of action as the Wilson action. Exchange Bank has filed a motion to dismiss in this case. Exchange Bank denies any liability and intends to vigorously defend this claim.

         On November 12, 1998, the federal district court ruled, in Wilson and Aaron, that multiple plaintiffs could not join their claims in a single action. In response, plaintiffs have begun to commence new individual actions in the District Court of Johnson County, Kansas. To date, Exchange Bank has been served with 15 Petitions filed on behalf of individual distributors. Each makes claims of fraud, negligent misrepresentation, civil conspiracy, and negligence. The damages claimed range between $17,900 and $37,900. Exchange Bank denies any liability and intends to vigorously defend these and any additional claims.

         The First State Bank and Trust Company ("First State Bank"), a wholly owned subsidiary of the Company, is a defendant in an adversary proceeding, filed on July 23, 1998, styled Nelson v. The First State Bank and Trust Company in a bankruptcy case pending in the Federal Bankruptcy Court for the Western District of Missouri, filed on October 14, 1997, styled In re: Hagman's Inc. Hagman's Inc. was owned by William R. Hagman, Jr.'s deceased brother Kenneth R. Hagman. Until his death on September 8, 1997, Kenneth R. Hagman served as a director of First State Bank. William R. Hagman, Jr. has had no interest, direct or indirect, in Hagman's Inc. since 1983. In the adversary proceeding, the bankruptcy trustee alleges that First State Bank received preferential transfers from Hagman's Inc. in settlement of loans and bank overdrafts of approximately $694,000 plus interest prior to the commencement of the Hagman's Inc. bankruptcy case. There is an issue as to whether First State Bank properly perfected its security interest in the debtor's inventory. First State Bank and the trustee each filed motions for summary judgment on the issue of perfection both of which the court denied. First State Bank and the trustee then agreed to a settlement that is subject to court approval, which is expected in early April 1999. As a result of this pending settlement, First State Bank will be required to recognize a charge to its existing reserve for loan losses.

         The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 9, 1998, a special meeting of the stockholders of the Company was held. The following matter was submitted for consideration by the stockholders:

                  A proposal to approve and adopt the Amended and Restated Agreement and Plan of Merger, dated as of October 5, 1998 (the "Agreement"), between the Company, Gold Banc Acquisition Corporation IX, Inc. and Citizens Bancorporation, Inc.


The Agreement approved and adopted with the following voting results:

                      8,957,759 votes or 69.36% FOR
                         18,700 votes or  0.14% AGAINST
                         50,018 votes or  0.39% ABSTAINED
                      3,885,543 votes or 30.09% UNVOTED

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock, par value $1.00 per share, trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "GLDB."

         Information relating to market prices of common stock and cash dividends declared on common stock is set forth in the table below.

                               Market Price (1)
                                                            Cash
                             High           Low         Dividends (1)
                             ----           ---         -------------
      1997 Quarters
      First                 $5.9375         $4.25           $0.00
      Second                   7.25          5.25           0.015
      Third                   10.25        6.9375           0.015
      Fourth                 13.125          9.25           0.015


      1998 Quarters
      First                  $13.38        $11.63          $0.015
      Second                  22.75         12.50            0.02
      Third                   21.75         14.00            0.02
      Fourth                  17.25         13.00            0.02

   (1) Market price and cash dividends are adjusted to reflect a 100% stock dividend in the form of a two for one stock split on May 18, 1998.

         As of March 9, 1999, there were approximately 309 holders of record of the Company's common stock.

         On December 31, 1998, the Company issued 300,000 shares of its common stock in an unregistered stock offering in connection with its acquisition of The Trust Company, a closely held trust services business. The sale was completed in reliance on the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated information regarding the Company has been restated to include pooling of interest acquisitions and per share information has been restated to reflect a two-for-one stock split in 1998. This selected consolidated information should be read in conjunction with the consolidated financial statements of the Company and notes beginning on page .

                                               At or for the Years Ended
                                                       December 31,
                                            1998          1997         1996         1995         1994
                                            ----          ----         ----         ----         ----
                                                   (In thousands except share data and ratios)
Earnings
    Net interest income                   $ 35,608      $ 27,556     $ 20,370     $ 17,233     $ 14,385
    Provision for possible loan losses       2,781         2,130        1,262        1,812          518
    Non-interest income                      8,778         4,753        4,179        3,322          917
    Non-interest expense                    28,079        17,478       16,047       14,118       10,156
    Income taxes                             1,607         2,827        2,334        1,520        1,433
                                          --------      --------     --------     --------     --------
       Net income                         $ 11,919      $  9,874     $  4,906     $  3,105     $  3,132
                                          ========      ========     ========     ========     ========

                                               At or for the Years Ended
                                                       December 31,
                                            1998           1997          1996          1995          1994
                                            ----           ----          ----          ----          ----
                                                   (In thousands except share data and ratios)
Financial Position
    Total assets                         $1,111,356    $   824,464   $   632,561   $   532,044   $   453,065
    Loans, net of unearned income           723,364        545,531       408,258       321,866       271,148
    Allowance for loan losses                10,752          7,736         5,232         4,486         3,678
    Goodwill                                 13,328          3,205         3,257         3,409
    Investment securities                   229,520        164,534       148,637       140,984       138,967
    Deposits                                926,687        697,163       549,507       466,327       391,514
    Long-term Debt                           78,708         35,174         7,074        14,973        14,631
    Stockholders' equity                     83,811         66,566        53,120        28,875        24,479
Share Data
    Net income                           $     0.71    $      0.64   $      0.54   $      0.30   $      0.29
    Book value                                 4.88           4.19          3.47          2.65          2.33
    Cash dividend(1)                           .075           .045          0.00           -0-           -0-
Ratios
    Return on average assets                   0.93%          1.13%         0.85%         0.65%         0.74%
    Return on average equity                  11.59%         13.07%        13.63%        10.93%        13.47%
    Dividend payout(1)                        10.56%          7.03%           --            --            --
     Stockholders' equity to total assets
     at period-end                             7.54%          8.07%         8.40%         5.43%         5.40%
     Average stockholders' equity to average
     total assets                              8.07%          8.66%         6.30%         5.90%         5.50%
Capital Ratios
    Tier 1 risk-based capital ratio(3)        12.03%         14.11%        13.59%         6.93%         7.67%
    Total risk-based capital ratio(3)         13.42%         15.41%        14.85%         8.19%         8.94%
    Leverage ratio                             8.80%         11.00%         8.14%         5.27%         5.14%
Ratios of Earnings to Fixed Charges(2)
    Excluding interest on deposits             1.34%          1.45%         1.30%         1.23%         1.33%
     Including interest on deposits            3.90%          8.06%         4.72%         3.48%         4.15%

(1) Prior to the second quarter of 1997, the Company had not paid cash dividends on shares of its common stock. The Dividend Payout Ratio is computed using dividends paid by the Company and does not reflect a restatement of dividends paid by subsidiaries acquired in 1998.

(2) The consolidated ratio of earnings to fixed charges has been computed by dividing income before income taxes, cumulative effect of changes in accounting principles and fixed charges by fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits). There were no amortization of notes and debentures expense nor any portion of net rental expense which was deemed to be equivalent to interest on debt. Interest expense (other than on deposits) includes interest on notes, federal funds purchased and securities sold under agreements to repurchase, and other funds borrowed.

(3) Tier 1 risk-based and total risk-based capital ratios for the years ended 1996, 1995 and 1994 have not been restated to reflect subsidiaries acquired in pooling of interests transactions in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, which are included elsewhere in this report.

General

The Company provides community banking and related financial services at 28 locations in Kansas, Oklahoma and Missouri. As a multi-bank holding company, the Company owned nine commercial banks, one federal savings bank, an investment company, and a trust company with total assets of $1.1 billion, at year-end 1998. Geographic markets include Johnson County, Kansas, an affluent suburb in the Kansas City metropolitan area; Tulsa, Oklahoma, a growing city with a strong small-business sector; and a number of smaller cities.

The Company has focused on growth of its Banks' lending and other services by cultivating relationships with small businesses and other clients. The Company has expanded through a strategy of making community bank acquisitions that are accretive to earnings and stockholders' equity. The Company also has taken steps to offer nonbank financial services to customers of its Banks. During 1998, the Company completed acquisitions of six Banks and two non-bank companies.

The following table lists the Company's Banks ("Banks") total assets of each (in millions of dollars) as of December 31, 1998, communities served, number of offices and year acquired:

                                              Total        Location and              Year
         Bank                                Assets      Number of Offices         Acquired
----------------------------------------------------------------------------------------------------
         Exchange National Bank             $283.4      Johnson County, KS--4          1978
                                                        Marysville, KS--2
         Citizens Bank of Tulsa*            $253.0      Tulsa, OK--2                   1998
         Peoples National Bank**            $123.9      Clay Center, KS--1             1997
                                                        Concordia, KS--2
                                                        Washington County, KS--2
         First State Bank and Trust Company $117.9      Pittsburg, KS--2               1998
         Provident Bank, f.s.b.***          $ 81.4      St. Joseph, MO--1              1994
         Citizens State Bank and Trust Co.  $ 65.5      Seneca, KS--2                  1985
         Farmers National Bank              $ 54.5      Decatur County, KS--2          1997
         Farmers State Bank                 $ 53.7      Sabetha, KS--2                 1998
         First National Bank in Alma        $ 35.1      Alma, KS--1                    1998
         Peoples State Bank of Colby        $ 24.0      Thomas County, KS--2           1998

         * A third office of Citizens Bank is scheduled to open in south Tulsa in 1999.

         ** Peoples National Bank includes the former Tri-County National Bank, acquired in 1998 and merged into Peoples.

         *** A second office of Provident Bank is scheduled to open in March
         1999.

The following table lists non-bank subsidiaries of the Company, which offer financial services to their own clients and to bank customers through the offices of the Banks:

                                                                                                   Year
         Nonbank Subsidiary                   Service Focus          Headquarters Location        Acquired
------------------------------------------------------------------------------------------------------------
         Midwest Capital Management, Inc.      Broker/dealer            Kansas City, MO             1998
         The Trust Company                     Trust accounts           St. Joseph, MO              1998
         Gold Banc Financial Services, Inc.+   Insurance                Marysville, KS                -

         + Gold Banc Financial Services was formed in 1996 as a subsidiary of Exchange National Bank.

In April 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, and per share results in this report are adjusted to reflect a per share split. The Company paid quarterly cash dividends during 1998 totaling $855,000 or 7.5 cents per share.

Markets

The economies of Kansas, Oklahoma and Missouri, including local markets where the Banks operate, generally performed well in 1998. Personal income and employment in the three states grew approximately in line with national averages. Economic activity showed some signs of slowing in these three states in the second half of 1998.

The Company is headquartered in Johnson County, Kansas, along with Exchange Bank, our lead Bank. Johnson County is a suburban community of 417,000 people that ranks No. 1 in per capita income in Kansas and in the top 1 percent of counties nationally. Johnson County's economy remained strong in 1998, as indicated by increases in retail sales, a third consecutive year of more than $1 billion in construction activity, and growth in employment and new business formation, according to the County Economic Research Institute. The county's unemployment rate was between 2.1% and 2.7% throughout 1998. Johnson County has a more competitive banking environment than the Company's smaller markets, but its robust economic growth has enabled Exchange Bank to rapidly grow its loans and deposits in the county. Exchange Bank has three offices in growing areas of Johnson County, and a fourth office currently under construction is expected to open during the second quarter of 1999. This presence in Johnson County accounted for approximately 17% of the Company's total assets at year-end.

The Company entered the Tulsa, Oklahoma, market in 1998 with the acquisition of Citizens Bank of Tulsa. Tulsa is a metropolitan area of 760,000 located in a county that ranks No. 1 in per capita income in Oklahoma and in the top 7 percent of counties nationally. Tulsa's diversified economy generated employment growth of 3.5% during 1998, well above the national growth rate. The larger of two Citizens Bank offices serves a rapidly growing area in southeastern Tulsa, a light-industrial district that is home to more than 5,000 small businesses. More than 80 percent of the Bank's loans involve small-business clients. A second location serves a mature residential area of Tulsa and is primarily a retail banking office. A third office currently under construction in an affluent, developing residential area of south Tulsa is expected to open during the second quarter of 1999. Citizens Bank of Tulsa accounted for approximately 23% of the Company's total assets at year-end.

Other local markets where the Banks operate generally did not experience the level of growth seen in Johnson County and Tulsa, but their economies were sound, with a mix of services, manufacturing and agriculture-related industries. Each of the Banks in these other local markets is based in a county seat and serves both that city and the surrounding area. Peoples National Bank is based in Clay Center, Kansas, and has offices in three counties in north-central Kansas with 26,000 residents. First State Bank and Trust Company of Pittsburg, Kansas, serves a county of 36,000 people whose economy revolves around a state university and regional trade for southeast Kansas. Provident Bank, a federal savings bank, is a leading home mortgage lender in St. Joseph, Missouri, a metropolitan area with 97,000 residents.

Two non-bank companies were acquired in 1998, Midwest Capital Management and The Trust Company, both have clients throughout the Midwest. In addition, financial services of these non-bank subsidiaries are being offered to current customers of the Banks, either directly through representatives located in bank offices or through telecommunication links with the non-bank offices.

Influences on Earnings

The Company's net income depends upon the combined results of operations of the Banks, each of which conducts a commercial and consumer banking business by attracting deposits from the general public and deploying those funds to earning assets. In addition, the non-bank subsidiaries contribute income from management fees and commissions.

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

The levels of non-interest income and non-interest expense also affect the Company's profitability. A significant portion of the Company's revenue is non-interest income of the Banks and non-bank subsidiaries, consisting of investment trading fees and commissions, service fees, gains on the sale of mortgage loans and investment securities, and other fees. Non-interest expense consists of compensation and benefits, occupancy related expenses, deposit insurance premiums, expenses of opening bank offices, acquisition-related expenses and other operating expenses. The Company's profitability also is affected by the effective tax rate, the Banks' provision for loan losses, and various non-recurring items.

Results of Operations

Overview

In the year ended December 31,1998, the Company acquired Banks and financial companies with assets aggregating $491 million. These acquisitions were accounted for under both pooling-of-interests and purchase transactions (see note 2 of the accompanying financial statements). Total consideration paid for acquisitions using the purchase method was $22.4 million, consisting of cash of $12.5 million and 1,292,000 shares of common stock. The Company's historical financial statements and other data in this report have been restated to reflect the operations of two Banks acquired in 1998 pooling-of-interests transactions, Citizens Bank of Tulsa, Oklahoma, and First State Bank and Trust Co., Pittsburg, Kansas.

Consolidated net earnings for 1998 totaled $11.9 million, compared to $9.9 million in the year ended December 31, 1997, a 20.7% increase. Earnings in 1998 improved as a result of increased net interest income of $8.1 million, or 29.2%, and increased other income of $4.0 million, or 84.7%. This growth was offset partially by increases in the provision for loan losses and non-interest expense. Earnings per share increased $.07, or 10.9%.

Citizens Bancorporation, Inc., formerly the parent company of Citizens Bank of Tulsa and one of the companies acquired using the pooling-of-interests method, was a Subchapter S Corporation prior to the acquisition. As a Subchapter S Corporation, Citizens was not subject to tax on its earnings; the earnings were included in the tax returns of Citizens' stockholders. Consolidated net earnings and per share results, as set forth above, exclude taxes on Citizens' earnings. Pro forma tax expense, net earnings and net per share earnings as if Citizens had been subject to income taxes for 1998 and 1997 were $4,404,000, $9,122,000 and $.55 per share and $4,406,000, $8,295,000 and $.54 per share, respectively. Pro forma net earnings and net earnings per share increased in 1998 by $827,000 (10.0%) and $.01 (1.9%), respectively.

In 1997, two Banks with assets totaling $124.6 million were acquired, one using the purchase method and one using the pooling-of-interests method. Total consideration paid for the Bank acquired under the purchase method was $5,718,000, consisting of cash of $1,964,000 and 546,000 shares of common stock.

Consolidated net income for 1997 totaled $9.9 million, a 101.3% increase over net income for the year ended December 31, 1996. Earnings in 1997 improved as a result of increased net interest income of $7.2 million, or 35.3%, partially offset by a slight increase in the provision for loan losses. Earnings per share increased $.19, or 42.2%.

Net Interest Income

The following table presents the Company's average balances, interest income or expense on a tax equivalent basis, and the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated:

                                                             Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                          1998                         1997                          1996
---------------------------------------------------------------------------------------------------------------------
                                                 Average                      Average                       Average
                                       Interest   Rate               Interest  Rate               Interest   Rate
                               Average  Income/  Earned/     Average  Income/ Earned/     Average  Income/  Earned/
                               Balance  Expense   Paid       Balance  Expense  Paid       Balance  Expense   Paid
---------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
Assets:
Loans, net (1)                $642,598  $61,017    9.50%    $489,314 $ 44,977   9.19%    $ 361,775  $34,674   9.58%
Investment securities-taxable  167,971    9,724    5.79%     138,324    7,670   5.55%      135,103    7,605   6.03%
Investment
securities-nontaxable (2)       28,606   2,100     7.34%      22,097    1,662   7.52%       11,621    1,734    8.05%
Other earning assets            43,619   3,069     7.03%      30,037    1,787   5..95%      21,946    1,201    5.47%
---------------------------------------------------------------------------------------------------------------------
     Total earning assets      882,794  75,910     8.60%     679,772   56,096   8.25%      530,445   45,214    8.52%
---------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets      93,102                        53,630                        40,856
---------------------------------------------------------------------------------------------------------------------
     Total assets             $975,896                      $733,402                     $ 571,301
---------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Savings deposits and
interest-bearing checking     $269,639 $ 9,332     3.46%    $202,470 $  6,614   3.27%     $145,625  $ 4,706    3.23%
Time deposits                  460,841  25,599     5.55%     368,339   19,561   5.31%      314,824   17,630    5.60%
Short-term borrowings           13,448     751     5.59%      21,726    1,281   5.89%       13,928    1,023    7.34%
Long-term borrowings            59,110   3,906     6.61%       6,950      519   7.47%       11,048      923    8.36%
---------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
     liabilities               803,038  39,588     4.93%     599,485   27,975   4.67%      485,425   24,282    5.00%
---------------------------------------------------------------------------------------------------------------------
Non-interest-bearing
 liabilities                    94,117                        70,440                        49,893
Stockholders' equity            78,741                        63,477                        35,983
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and
      stockholders' equity    $975,896                      $733,402                     $ 571,301
---------------------------------------------------------------------------------------------------------------------
Net interest income (3)                $36,322                       $ 28,121                       $20,932
=====================================================================================================================

Net interest spread                                3.67%                        3.58%                          3.52%
=====================================================================================================================

Net interest margin (4)                            4.11%                        4.14%                          3.95%
=====================================================================================================================

(1) Non-accruing loans are included in the computation of average balance.
(2) Yield is adjusted for the tax effect of tax exempt securities. The tax effects in 1998, 1997 and 1996 were $714,000, $565,000 and $562,000, respectively.
(3) The Company includes loan fees in interest income. Such fees totaled $2,782,000, $2,146,000 and $1,353,000 in 1998, 1997 and 1996, respectively.
(4) The net interest margin on average earning assets is the net interest income divided by average interest-earning assets.

For 1998, total interest income increased $19.7 million, or 35.4%. Interest income on loans increased $16.0 million, or 35.7%. Of the increase, $4.3 million is attributed to purchase transactions completed during 1998. The remaining $11.7 million increase is primarily due to increased loan volume in 1998 at certain Banks. For 1998, the average loan balance increased $153.3 million, or 31.3%, and the yield earned on loans increased from 9.19% in 1997 to 9.50% in 1998. Interest income on investments increased $2.3 million, or 26.7%. For 1998, the average investment balance (taxable and non-taxable) increased $36.2 million, or 22.5%. Interest income on non-taxable investments was negatively impacted by a slight decrease in the yield earned on non-taxable investments, 7.34% in 1998 compared to 7.52% in 1997.

For 1997, total interest income increased $10.9 million, or 24.4%. Interest income on loans increased $10.3 million, or 29.5%, primarily due to increased loan volume in 1997. For 1997, the average loan balance increased $127.5 million, or 35.3%, and the yield earned on loans decreased from 9.58% in 1996 to 9.19% in 1997.

Total interest expense on a tax equivalent basis was $39.6 million for 1998 compared to $28.0 million for 1997, a 41.5% increase. Of the $11.6 million increase, $2.9 is attributed to purchase transactions completed in 1998, with the remainder attributed to internal growth and increased rates paid. For 1998, interest expense on savings and interest-bearing checking increased $2.7 million, or 41.1%, primarily as a result of an increase in the average balance of such deposits of $67.2 million, or 33.2%, coupled with an increase in rate paid on such deposits from 3.27% in 1997 to 3.46% in 1998. Of the increase in the average balances of all types of deposits, $130.0 million, or 72.0%, is attributed to the purchase transactions completed in 1998. Interest expense on time deposits increased $6.0 million, or 30.9%, primarily as a result of an increase in the average balance of such deposits of $92.5 million, or 25.1%, coupled with an increase in rate paid on such deposits from 5.31% in 1997 to 5.55% in 1998. Interest expense on combined short-term and long-term borrowings increased $2.9 million, or 158.8%, primarily as a result of an increase in the average balance of such borrowings of $43.9 million, or 153.0%, in 1998 compared to 1997.

Total interest expense on a tax equivalent basis was $28.0 million for 1997, compared to $24.3 million for 1996, a 15.2% increase. For 1997, interest expense on savings and interest-bearing checking increased $1.9 million, or 40.5%, primarily as a result of an increase in the average balance of such deposits of $56.8 million, or 39.0%. Interest expense on time deposits increased $1.9 million, or 10.9%, primarily as a result of an increase in the average balance on such deposits of $53.5 million, or 17.0%. This increase was negatively impacted by a decrease in the rate paid on such deposits from 5.60% in 1996 to 5.31% in 1997.

As a result of the changes described above, net interest income increased $8.1 million, or 29.2%, for 1998 compared to 1997 and increased $7.2 million, or 35.3%, for 1997 compared to 1996.

The following table summarizes the changes in net interest income on a tax equivalent basis, by major category of interest-earning assets and interest-bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between periods.

                                                     1998 compared                                    1997 compared
                                                        to 1997          Year Ended December 31,         to 1996
----------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                    Average   Total                 Average    Total
                                                          Volume      Rate    Changes    Volume      Rate     Changes
----------------------------------------------------------------------------------------------------------------------
Interest income:
     Loans (1)                                            $14,087   $ 1,953  $ 16,040   $ 12,244   $ (1,941)   $10,303
     Investment securities-taxable                          1,645       409     2,054        181       (116)        65
     Investment securities-nontaxable                         489       (51)      438      1,599     (1,671)       (72)
     Other earning assets                                     809       473     1,282        450        136        586
----------------------------------------------------------------------------------------------------------------------
         Total interest income                            $17,030   $ 2,784  $ 19,814   $ 14,474   $ (3,592)   $10,882

Interest expense:
     Savings deposits and interest-bearing checking         2,197   $   521  $  2,718   $  1,838   $     70    $ 1,908
     Time deposits                                          4,911     1,127     6,039      2,997     (1,066)     1,931
     Short-term borrowings                                   (488)      (42)     (530)       571       (313)       258
     Long-term borrowings                                   3,897      (510)    3,387       (343)       (61)      (404)
----------------------------------------------------------------------------------------------------------------------
         Total interest expense                           $10,517   $ 1,096  $ 11,613   $  5,063   $ (1,370)   $ 3,693
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income                $ 6,513   $ 1,688  $  8,201   $  9,411   $ (2,222)   $ 7,189
----------------------------------------------------------------------------------------------------------------------

(1) The Company includes loan fees in interest income. Such fees totaled $2,782,000, $2,146,000 and $1,353,000 in 1998, 1997, and 1996, respectively.

Provision for Loan Losses

The provision for loan losses was $2.8 million for 1998 compared to $2.1 million for 1997, a 30.6% increase. The increase in the provision is primarily the result of a $177.8 million, or 32.6%, increase in total net loans outstanding at December 31, 1998 compared to the end of 1997.

The provision for loan losses was $2.1 million for 1997 compared to $1.3 million for 1996, a 68.8% increase. The increase in the provision is primarily the result of non-recurring recoveries in 1996 of amounts previously charged off, which decreased the provision for 1996.

Non-Interest Income

The following table presents the components of the Company's non-interest income for the periods indicated:

                                                                      Year Ended December 31,
                                                                     1998       1997       1996
--------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
                  Service charges on deposit accounts               $3,275     $2,446     $1,982
                  Gain/(loss) on sale of loans                       1,106        679      1,128
                  Gain/(loss) on sale of securities                     94        116          -
                  Insurance premium income                              65         99         35
                  Fiduciary income                                     531        405        338
                  Investment trading fees and commissions            3,265          -          -
                  Other non-interest income                            442      1,008        696
                                                                    ----------------------------
                      Total non-interest income                     $8,778     $4,753     $4,179
                  Non-interest income as a percentage               ============================
                  of average total assets                             0.90%      0.65%      0.73%
---------------------------------------------------------------------------------------------------

Non-interest income was $8.8 million for 1998 compared to $4.8 million for 1997, an 84.7% increase. Service charges on deposit accounts increased $0.8 million, or 33.9%, in 1998 as a result of a larger customer base. Investment trading fees and commissions increased $3.3 million, due to the acquisition of a full-service broker/dealer and investment management firm, Midwest Capital Management, Inc., in January 1998. Also during 1998, the fair value of the Company's portfolio of trading securities declined $399,000, resulting in unrealized losses compared to unrealized gains of $229,000 in 1997.

Non-interest income was $4.8 million for 1997 compared to $4.2 million for 1996, a 13.7% increase. For 1997, the $0.6 million increase in non-interest income is primarily due to an increase of $0.5 million in service charges on deposit accounts.

Non-Interest Expense

The following table presents the components of non-interest expense for the periods indicated:

                                                           Year Ended December 31,
                                                         1998       1997       1996
                                                       -----------------------------
                                                          (Dollars in Thousands)
      Salaries and employee benefits                   $13,307    $ 8,884    $ 8,301
      Net occupancy expense                              3,023      2,145      1,571
      Deposit insurance expense                            103         95        551
      Professional services                              3,065      1,340      1,000
      Data processing expense                            1,115        677        633
      Supplies                                             667        510        603
      Telephone                                            326        206        215
      Postage                                              374        253        219
      Advertising/promotion                              1,124        728        549
      Other                                              4,975      2,640      2,405
                                                       -----------------------------
               Total non-interest expense              $28,079    $17,478    $16,047
                                                       =============================
      Efficiency Ratio                                   67.50%     58.34%     69.80%
                                                       =============================

Total non-interest expense was $28.1 million for 1998 compared to $17.5 million for 1997, a 60.6% increase. The increase is primarily attributable to an increase in salaries and employee benefits of $4.4 million, or 49.8%, in 1998. Professional services increased $1.7 million, or 128.7%, as a result of legal and accounting expenses associated with numerous acquisitions completed in 1998 and the profit improvement study commissioned by the Company at a cost of approximately $700,000. Net occupancy expense increased $878,000 or 40.9%. Of the total increase in net occupancy expense, $432,000, or 49.2%, is due to the purchase transactions completed during 1998. Other non-interest expense increased $2.3 million, or 88.5%, in 1998. The increase in other non-interest expense is primarily attributed to the purchase transactions completed during 1998.

Total non-interest expense was $17.5 million for 1997 compared to $16.0 million for 1996, representing an 8.9% increase. This increase is due to a $0.5 million increase in salaries and employee benefits caused by annual increases.

Income Tax Expense

Income tax expense was $1.6 million for 1998 compared to $2.8 million for 1997, a $1.2 million, or 43.2%, decrease. The effective tax rate for 1998 was 11.9% as compared to 22.3% for 1997. Such effective tax rates differ from the expected rate of 34% due primarily to the earnings of Citizens Banccorpration, Inc., which as a Subchapter S Corporation, was not subject to tax prior to the acquisition by the Company. In addition, the Company recognized a $500,000 deferred tax benefit resulting from timing differences upon the conversion of Citizens back to a "C" Corporation on the date of acquisition by the Company. Pro forma tax expense, if Citizens had not been a Subchapter S Corporation, would have been $4,404,000 and $4,406,000, yielding tax rates of 32.6% and 34.7%, respectively.

Income tax expense was $2.8 million for 1997 compared to $2.3 million for 1996, a 21.1% increase. The effective tax rate on actual earnings was 22.3% in 1997 and 32.2% in 1996. The decrease in the effective tax rate can be primarily attributed to Citizens Bank of Tulsa, which was a taxable entity in 1996.

Asset/Liability Management

Asset/liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly, through maturity or otherwise. Controlling the maturity or repricing of an institution's assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in greater changes in net interest income as interest rates change.

Along with internal gap management reports, the Company and the Banks use an asset/liability modeling methodology to analyze each Bank's current gap position. That methodology simulates the Banks' asset and liability base and projects future net interest income under several interest rate assumptions. The Company strives to maintain an aggregate gap position, so that changes in interest rates will not negatively affect net interest income by more than 10% in any twelve-month period. The Company has not engaged in derivatives or hedging transactions to synthetically alter net interest income.

The following table indicates that, at December 31, 1998, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 1999 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

                  Changes in                              Net Interest                   Percent
                  Interest Rate                              Income        Change        Change
-------------------------------------------------------------------------------------------------------------------
                  200 basis point rise                   $  42,970,500 $  4,119,600       10.60%
                  100 basis point rise                      41,133,500    2,282,600        5.88%
                  Base rate scenario                        38,850,900
                  100 basis point decline                   37,759,000  (1,091,900)       -2.81%
                  200 basis point decline                   36,215,300  (2,635,000)       -6.78%
-------------------------------------------------------------------------------------------------------------------

The following table sets forth the maturities of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998.

                                                                           As of December 31, 1998
                                                                              Term to Repricing
-------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
                                                           --------------------------------------------------------
                                                           Zero to   Four Months  Over One     Over
                                                            Three     to Twelve    to Five     Five
                                                            Months      Months      Years      Years       Total
                                                           --------------------------------------------------------
Interest-earning assets:
     Loans                                                 $ 299,455  $133,051   $ 251,214   $ 50,396   $  734,116
     Investment securities                                    32,598    69,647      98,741     28,534      229,520
     Other interest-bearing assets                            62,798        --          --         --       62,798
-------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets                     $ 394,851  $202,698)  $ 349,955   $ 78,930   $1,026,434

Interest-bearing liabilities:
     Savings deposits and interest-bearing checking        $ 305,065  $     --   $      -- $       -- $    305,065
     Time deposits                                           140,721   230,144     146,254      3,216      520,335
     Short-term borrowings                                     7,212     7,000          --         --       14,212
     Long-term borrowings                                        197       395      27,201     50,915       78,708
-------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities                $ 453,195  $237,539   $ 173,455 $   54,131 $    918,320
Interest sensitivity gap                                     (58,344)  (34,841)    176,500     24,799      108,114
Cumulative gap                                               (58,344)  (93,185)     83,315    108,114
Cumulative ratio of interest-earning assets
to interest-bearing liabilities                                87.13%    86.51%    109.64%    111.77%
Ratio of cumulative gap to interest-earning assets            -14.78%   -15.59%      8.79%     10.53%
-------------------------------------------------------------------------------------------------------------------

     The cumulative gap value indicated above for the zero to five-year periods indicates that a rise in interest rates would have a positive effect on net interest income. The Company has the ability to reprice the rates or savings deposits and interest bearing checking. Historically the rates on these deposits have been repriced when rates have had small movements.

Financial Condition

Lending Activities

Commercial Loans. This category includes loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans were $191.3 million as of December 31, 1998, or 26.06%, of total loans. The proportion of commercial loans decreased in 1998, due primarily to acquisitions of Banks during 1998 which have greater proportions of agricultural loans.

Real Estate Loans. Real estate loans represent the largest class of loans of the Company. The Company categorizes real estate loans as follows:

     I) Commercial. Commercial real estate loans totaled $170.2 million at December 31, 1998, compared to $111.3 million at December 31, 1997, an increase of $58.9 million, or 52.9%. Approximately $10 million of such growth resulted from bank acquisitions accounted for as purchase transactions during 1998, while the remaining growth resulted from growth in the Johnson County, Kansas, and Tulsa, Oklahoma, markets.

     II) Construction. Construction lending consists primarily of single family construction. Construction loans decreased 18.2% primarily due to a decrease in such lending in Johnson County, Kansas.

     III) 1 to 4 Family Residential. Residential loans totaled $143.8 million at December 31, 1998, compared to $111.4 million at December 31, 1997, an increase of $32.4 million, or 29.0%. Loans in this category consist primarily of owner-occupied residential loans. Since December 31, 1996, the mix of loans has shifted from fixed-rate loans to variable-rate products. The Company has elected to retain selected variable-rate real estate loans, which has resulted in the loan growth in this category.

     IV) Agricultural. This category consists of loans secured by agricultural real estate. Agricultural loans totaled $38.1 million at December 31, 1998, compared to $21.2 million at December 31, 1997, an increase of $16.9 million, or 79.7%. The growth is almost entirely attributable to Banks acquired under purchase transactions in 1998. Growth among all other Banks was relatively insignificant.

     V) Held for Sale. Loans held for sale represent residential loans intended to be sold to secondary investors, and are in the process of being delivered; and student loans held for sale. The increase of 24.5% is due to timing of loans made in the prior year as compared to the current year.

Agricultural Loans. Agricultural loans are typically made to farmers, small corporate farms, and feed and grain dealers. Agricultural loans were $54.7 million as of December 31, 1998, compared to $37.8 million as of December 31, 1997, an increase of $16.9 million, or 44.9%. Agricultural loans as a percent of total loans increased from 6.82% in 1997 to 7.45% in 1998. This increase is due to the fact that Banks acquired under purchase transactions in 1998 held a disproportionately higher balance in agricultural loans than the Banks owned at December 31, 1997.

Consumer and Other Loans. Loans classified as consumer and other loans include automobile, residential, other personal loans and credit card loans. The majority of these are installment loans with fixed interest rates. Consumer and other loans were $79.9 million as of December 31, 1998, compared to $52.8 million as of December 31, 1997, an increase of $27.1 million, or 51.4%. Consumer and other loans represented 10.88% of total loans as of December 31, 1998, an increase from 9.54% as of December 31, 1997. These increases are primarily due to a $19.2 million increase in consumer lending in Johnson County, Kansas.

The following table presents the balance of each major category of the Company's loans as of December 31 of each year.

                                 1998                  1997                   1996                   1995                  1994
                          ----------------------------------------------------------------------------------------------------------

                           Amount       %       Amount        %        Amount       %      Amount       %        Amount       %
                          ----------------------------------------------------------------------------------------------------------

                                                              (Dollars in Thousands)
Commercial                $191,325    26.06%    $152,541    27.57%    $109,745    26.54%    $82,729    25.35%    $68,981    25.10%
Real estate construction    50,696     6.91%      61,967    11.20%      38,608     9.34%     26,024     7.97%     43,249    15.74%
Real estate (1)            352,072    47.96%     243,884    44.08%     195,556    47.28%    146,031    44.75%     87,080    31.69%
Loans held for sale          5,425     0.74%       4,359     0.79%       4,934     1.19%      9,631     2.95%      1,786     0.65%
Agricultural                54,698     7.45%      37,753     6.82%      21,805     5.27%     20,798     6.37%     23,332     8.49%
Consumer and other loans
other loans                 79,900    10.88%      52,763     9.54%      42,932    10.38%     41,139    12.61%     50,398    18.34%
                          ---------------------------------------------------------------------------------------------------------
Total loans                734,116    100.00%    553,267   100.00%     413,580   100.00%    326,352   100.00%    274,826   100.00%
Less allowance
for loan losses             10,752                 7,736                 5,322                4,486                3,678
                          ==========================================================================================================

Total                      723,364              $545,531              $408,258             $321,866             $271,148
                          ==========================================================================================================

         (1) Includes commercial real estate loans, agriculture real estate loans and 1 to 4 family residential real estate loans.

The following table sets forth the repricing of portfolio loans outstanding at December 31, 1998.

                                                                 After 3
                                                               Months But  After 1 Year
                                                  In 3 Months    Before     But Before     After 5
                                                    Or Less      1 year       5 years       Years          Total
-------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Loan category:
     Commercial                                  $     70,730 $     30,308 $     78,840 $     11,447  $   191,325
     Real estate construction                          43,093        6,363        1,156           84       50,696
     Real estate                                      130,788       63,702      125,718       31,864      352,072
     Loans held for sale                                5,425           --           --           --        5,425
     Agricultural                                      20,290       19,170       11,944        3,294       54,698
     Consumer and other                                29,129       13,508       33,556        3,707       79,900
-------------------------------------------------------------------------------------------------------------------
            Total loans                          $    299,455 $    133,051 $    251,214 $     50,396  $   734,116
===================================================================================================================

As of December 31, 1998, loans repricing after one year include approximately $211 million in fixed rate loans and $91 million in floating or adjustable rate loans.

Asset Quality

The Company's asset quality compares favorably to its peer institutions. The Company follows regulatory guidelines in placing loans on a non-accrual basis and places loans with doubtful principal repayment on a non-accrual basis, whether current or past due. The Company considers non-performing assets to include all non-accrual loans, other loans past due 90 days or more as to principal and interest (with the exception of those loans which in management's opinion are well collateralized or exhibit other characteristics suggesting they are collectible), other real estate owned ("OREO") and repossessed assets. The Company does not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest income is reversed against current income.

Restructured and impaired loans are considered insignificant for all periods presented. The Company would have recorded additional interest in the amounts of $197,000, $44,000 and $25,000 for the years ended December 31, 1998, 1997 and
1996, respectively, if non-accrual loans had been current during these periods.

Non-performing assets are summarized in the following table.

                                                                            December 31,
                                                          1998      1997       1996       1995       1994
                                                        -----------------------------------------------------
                                                                       (Dollars in Thousands)
Loans:
   Loans 90 days or more past due still accruing         $   882    $   102    $   335    $    87   $    828
   Non-accrual loans                                       2,818      1,047        372      1,889        189
                                                        -----------------------------------------------------
       Non-performing loans                                3,700      1,149        707      1,976      1,017
Other assets                                                  78         44          5         39          0
Other real estate owned                                    1,484        723         70        170        294
                                                        =====================================================
       Non-performing assets                            $  5,262   $  1,916    $   782   $  2,185   $  1,311
                                                        =====================================================

Non-performing loans as a percentage
       of total loans                                      0.50%      0.21%      0.17%      0.61%      0.37%
                                                        =====================================================

Non-performing assets as a percentage
       of total assets                                     0.47%      0.23%      0.12%      0.41%      0.29%
                                                        =====================================================

Non-performing assets as a  percentage of total
       loans and OREO                                      0.72%      0.35%      0.19%      0.67%      0.48%
                                                        =====================================================

Allowance for Loan Losses

The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans are 65.09% of the Company's total assets as of December 31, 1998. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management's experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary.

The Company actively manages its past due and non-performing loans in each Bank in an effort to minimize credit losses, and monitors asset quality to maintain an adequate loan loss allowance. Although management believes its allowance for loan losses is adequate for each Bank and collectively, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover loan losses or that significant increases to the allowance will not be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of the Company's net income and capital and could result in the inability to pay dividends, among other adverse consequences.

The allowance for loan losses on December 31, 1998, totaled $10.8 million, or 1.5% of outstanding loans, compared to $7.7 million or 1.4% at December 31, 1997. Charge-offs were $1.8 million, recoveries were $449,000, and provisions charged to expense were $2.8 million. In addition, allowance for loan losses of acquired banks were $1.6 million. The allowance for loan losses on December 31, 1997, totaled $7.7 million, a $2.4 million increase from the prior year. Charge-offs were $1.0 million, recoveries were $481,000, and provisions charged to expenses were $2.1 million. In addition, allowance for loan losses of acquired banks aggregated $808,000.

The following table sets forth activity in the Company's allowance for loan losses during the periods indicated.

                                                                       Year Ended December 31,
                                                          1998        1997        1996       1995       1994
                                                         -----------------------------------------------------
                                                                       (Dollars in Thousands)
Total net loans outstanding at the end of period        $723,364    $545,531     $408,258  $321,866   $271,148
                                                         =====================================================
Average net loans outstanding during the period          642,598     489,314      361,775   295,350    240,290
                                                         =====================================================
Allowance for loan losses, beginning of period             7,736       5,322        4,486     3,678      2,485
Charge-offs:
         Commercial                                          315         639          397       542        137
         Real estate construction                             80           -           24         -          -
         Real estate                                         835         111           32        17         27
         Agricultural                                          -           2           99       260         88
         Consumer and other                                  583         253          195       444        139
                                                         -----------------------------------------------------
                  Total charge-offs                        1,813       1,005          747     1,263        391
                                                         -----------------------------------------------------
Recoveries:
         Commercial                                          131         351           98        10        164
         Real estate construction                              -           -           11         -          -
         Real estate                                          85          54          107        58         30
         Agricultural                                        141          28           27        58         25
         Consumer and other                                   92          48           78       133         56
                                                         -----------------------------------------------------
                  Total recoveries                           449         481          321       259        275
                                                         -----------------------------------------------------
Net charge-offs (recoveries)                               1,346         524          426     1,004        116
Provision charged to operations                            2,781       2,130        1,262     1,812        581
Adjustments due to mergers and sales                       1,599         808            -         -        728
                                                         -----------------------------------------------------
Allowance for loan losses, end of period                 $10,752      $7,736       $5,322    $4,486     $3,678
                                                         =====================================================
Ratios:
Net charge-offs to average loans outstanding                .21%       0.10%         .12%      .34%       .05%
Allowance for loan losses to loans, end of period          1.46%       1.40%        1.29%     1.37%      1.34%
Allowance for loan losses to non-performing loans        290.59%     673.28%      752.76%   227.02%    361.65%

The following table sets forth the allocation of the Company's allowance for loan losses among categories of loans.

                                                                    As of December 31, 1998
                                                                         Percent of Loans
                                                                       in Each Category to
                                                          Amount           Total Loans
                                                    ---------------------------------------
                                                              (Dollars in Thousands)
                  Commercial                           $     2,802                26.1%
                  Real estate construction                     743                 6.9%
                  Real estate                                5,236                48.7%
                  Agricultural                                 801                 7.4%
                  Consumer and other                         1,170                10.9%
                                                       --------------------------------
                      Total                            $    10,752               100.0%
                                                       =================================

Investment Activities

The Company's investment portfolio serves three important functions: First, it facilitates the adjustment of the balance sheet's sensitivity to changes in interest rate movements; second, it provides an outlet for investing excess funds; and third, it provides liquidity. The investment portfolio is structured to maximize the return on invested funds within conservative risk management guidelines.

The portfolio is comprised primarily of available for sale securities, which include U.S. Treasury securities, U.S. government agency obligations, state municipal obligations, Federal Reserve Bank stock, FNMA stock, and FHLB stock. The U.S. government agency obligations include Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA notes and mortgage-backed securities, FHLB notes and Government National Mortgage Association ("GNMA") mortgage-backed securities. As of December 31, 1998, the available for sale portfolio totaled $225.5 million, including a net unrealized gain of $591,000.

The investment portfolio increased $65.0 million, or 39.6%, during 1998. Of this increase, $47.9 million or 73.7% can be attributed to purchase transactions completed in 1998, and $17.1 million of the increase is the result of increased activity at certain Banks. The investment portfolio increased $15.8 million, or 10.7%, during 1997. The 1997 increase is primarily due to increased activity at Citizens Bank of Tulsa and First State Bank and Trust Company. Both banks were acquired as poolings-of-interests in 1998.

The composition of the investment portfolio as of December 31, 1998 was 46.3% U.S. Treasury and agency securities, 16.6% state and municipal securities, 31.7% mortgage-backed securities, 1.7% trading securities and 3.7% other securities. The comparable distribution for December 31, 1997 was 64.7% U.S. Treasury and agency securities, 12.0% state and municipal securities, 19.9% mortgage-backed securities, 1.0% trading securities and 2.4% other securities. The estimated maturity of the investment portfolio on December 31, 1998 was two years and two months. The average balance of the investment portfolio as of December 31, 1998 represented 22.2% of average earning assets as compared to 23.6% on December 31, 1997.

The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                               At December 31,
                                                                        1998        1997         1996
------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
         Securities held to maturity: (1)
         U.S. Treasury and other U.S. agencies and corporations    $        --  $         -   $        77
         Obligations of states and political subdivisions                   63          617           732
         Mortgage-backed securities                                         --           --            --
------------------------------------------------------------------------------------------------------------
              Total                                                $        63  $       617   $       809
------------------------------------------------------------------------------------------------------------
         Securities available for sale: (2)
         U.S. Treasury and other U.S. agencies and corporations    $   106,326  $   106,375   $    85,152
         Obligations of states and political subdivisions               38,085       19,683        20,636
         Mortgage-backed securities                                     72,644       32,774        38,585
         Other (3)                                                       8,551        4,014         3,455
------------------------------------------------------------------------------------------------------------
              Subtotal                                                 225,606      162,846       147,828
         Trading (4)                                               $     3,851  $     1,072   $         -
------------------------------------------------------------------------------------------------------------
         Total investment securities                               $   229,520  $   164,535   $   148,637
------------------------------------------------------------------------------------------------------------

         (1) Held to maturity securities are carried on the Company's books at amortized cost.
         (2) Available for sale securities are carried on the Company's books at fair value.
         (3) Includes FHLB stock, Federal Reserve stock and FNMA stock.
         (4) Trading securities are carried on the Company's books at fair value.

The following table sets forth a summary of maturities in the investment portfolio at December 31, 1998.

                                                             At December 31, 1998
                                                               (At market value)
                                               Over One Year     Over 5 Years
                            One year or less  through 5 years  through 10 years   Over 10 years         Total
-------------------------------------------------------------------------------------------------------------------
                                    Weighted         Weighted          Weighted          Weighted         Weighted
                            Amount    Yield   Amount   Yield   Amount    Yield   Amount    Yield  Amount    Yield
-------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
U.S. Treasury and other U.S.
agencies and corporations  $ 36,615   5.77%  $64,437    5.87% $  5,274   6.26%  $    --       -- $106,326    5.83%
Obligations of states and
political subdivisions        3,817   7.35%   11,176    7.22%   16,301   6.76%    6,854    6.91%   38,148    7.00%
Mortgage-backed securities   45,908   5.57%   24,196    6.13%    1,834   6.18%      706    6.29%   72,644    5.78%
Other                         8,551   3.77%       --       --       --      --       --       --    8,551    3.77%
                           ----------------------------------------------------------------------------------------
Total                      $ 94,891          $99,809          $ 23,409          $ 7,560          $225,669    5.93%
                           ========================================================================================

The above table does not include trading securities of $3,851,000, as those securities do not have a stated yield or maturity.

Deposit Activities

Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from interest payments, loan principal payments, loan and securities sales, and funds from operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. The Banks may use borrowings on a short-term basis, if necessary, to compensate for reductions in the availability of other sources of funds; or borrowings may be used on a longer-term basis for general business purposes.

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

Maturity terms, service fees and withdrawal penalties are established by the Banks on a periodic basis. The determination of rates and terms is predicated on funds transaction and liquidity requirements, rates paid by competitors, growth goals and federal obligations.

During 1998, average balances of non-interest bearing demand deposits increased $20.9 million, or 32.4%; average balances of savings and interest bearing deposits increased $67.1 million, or 33.2%; and average balances of time deposits increased $92.5 million, or 25.1%. As of December 31, 1998, the balance of total deposits had increased $229.5 million compared to December 31, 1997. This increase is primarily due to increases of $91.4 million in time deposits less than $100,000 and $78.7 million in savings and NOW accounts. Of the increase in year-end balances of all deposits, $130.0 million, or 56.6%, is due to purchase transactions completed during 1998. The remaining increase is primarily the result of increased activity at certain Banks.

The following table sets forth the average balances and weighted average rates for the Company's categories of deposits at the dates indicated.

                                                                Year Ended December 31,
                                               1998                            1997                         1996
------------------------------------------------------------------------------------------------------------------------------
                                     Average  Average % of Total    Average  Average % of Total  Average   Average  % of Total
                                     Balance   Rate    Deposits     Balance   Rate    Deposits   Balance    Rate    Deposits
------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Non-interest checking               $ 85,629   0.00%      10%    $   64,681    0.00%    10%     $ 45,697     0.00%        9%
Savings deposits and
interest-bearing checking            269,639   3.46%      33%       202,470    3.27%    32%       145,625    3.23%       29%
Certificates of deposit              460,841   5.55%      57%       368,339    5.31%    58%       314,824    5.60%       62%
------------------------------------------------------------------------------------------------------------------------------
       Total                        $816,109             100%    $  635,490            100%     $ 506,146               100%
------------------------------------------------------------------------------------------------------------------------------

The Company does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on its business. Management believes that substantially all of the Banks' depositors are residents in their respective primary market areas.

The following table sets forth a summary of the deposits of the Company at the dates indicated:


                                                                       December 31,
                                                              1998         1997         1996
                                                           ---------------------------------------
                                                                  (Dollars in Thousands)
                  Non-interest-bearing                     $   101,287  $    76,846  $    56,313
                  Interest-bearing:
                  Savings and NOW accounts                     305,065      226,366      161,052
                  Time accounts less than $100,000             406,087      314,657      266,920
                  Time accounts greater than $100,000          114,248       79,294       65,222
                                                           ---------------------------------------
                             Total deposits                $   926,687  $   697,163  $   549,507

The following table summarizes at December 31, 1998, the Company's certificates of deposit of $100,000 or more by time remaining until maturity.

                                                                    $100,000 or greater
                                                                  -----------------------
                                                                  (Dollars in Thousands)
                           Maturity Period:
                           Less than three months                             $ 48,291
                           Over three months through six months                 21,267
                           Over six months through twelve months                25,393
                           Over twelve months                                   19,297
                                                                  -----------------------
                               Total                                          $114,248
                                                                  =======================

The Company has no other time deposits in excess of $100,000.

Capital and Liquidity

Sources of Liquidity. Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. The Banks also have established a credit facility with the FHLB, under which the Banks are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. The Company's liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from its subsidiary Banks. As described in note 8 to the financial statements, the Company has a $15 million line of credit with outstanding borrowings of $7 million at year-end.

Capital. The Company and its subsidiaries actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. Each Bank's ability to incur additional indebtedness or to issue or pay dividends on common stock may be limited by regulatory policies and the terms of the outstanding securities.

At December 31, 1998, the Company's Tier 1 risk-based capital, total risk-based capital and leverage ratios were 12.03%, 13.42% and 8.80%, respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases).

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

Accounting and Financial Reporting

The Financial and Accounting Standards Board (FASB) has issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits; SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and SFAS No. 134, Accounting for Mortgage Backed Securities Retained after Securitization. SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that entities recognize all derivatives as either assets or liabilities in the statement of condition and measure such instruments at fair value. SFAS No. 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations similar to mortgage banking enterprises. This statement requires that retained mortgage-backed securities be classified in accordance with FASB 115. The adoption of the standards is not expected to have a significant impact on the financial statements of the Company.

Year 2000 Initiatives

State of Readiness

In response to potential Year 2000 transition issues for computer and environmental systems, the Company continues to actively address these issues as they relate to the Company's subsidiaries and corporate systems. The Company is in the process of implementing permanent solutions, rather than waiting until potential problems develop. A task force began work on identifying and assessing potential issues in 1997, and the Company is currently evaluating hardware and software solutions. Resources have been allocated for hardware systems and software, as needed, at each of the Company's subsidiaries.

Year 2000 issues are also being addressed as they relate to the Company's hardware, information processing systems, environmental systems and the Company's vendors and customers. All of these issues are contained within the Company's timeline for Year 2000 compliance. The Company's timeline for Year 2000 compliance schedules each material element of Year 2000 compliance within regulatory guidelines. Present progress indicates that the Company will comply with its timeline. The Company has completed the awareness and assessment phases of its preparation for the year change from 1999 to 2000, has substantially completed renovation and validation and has begun implementation.

Estimated Costs

Expenses associated with this issue are expensed as incurred. As of December 31, 1998, the Company had incurred approximately one-half of its projected year 2000 related expenses. The Company projects its actual expenditures will total approximately $1,000,000. Included in this amount are items such as computer hardware and software that may carry three-to five-year depreciable lives.

Risks

As with other financial institutions, the Company engages in a significant amount of business and reporting activity that depends on accurate date information, such as interest and other calculations pertaining to loans, deposits, assets and investments. As a result, Year 2000 problems could result in a system failure or miscalculations that disrupt operations. Most of the Company Banks are scheduled to convert their core data processing from their current providers to Bankline Midamerica, Inc. As of December 31, 1998, two Banks had completed the conversion. The Company does not expect to convert any of the remaining eight Banks later than the third quarter of 1999. Management believes the Company's principal risk relating to Year 2000 issues lies in the potential inability of Bankline Midamerica's data processing system to process date sensitive information involving the Year 2000. The Company has tested the system and the results indicate the Company should expect few, if any, problems. Although the Company does not expect Year 2000 issues to have a material adverse effect on its internal operations, it is possible that Year 2000 issues could have a material adverse effect on (i) the Company's service providers, including Bankline Midamerica, and their ability to service the Company; and (ii) the Company's customers in their ability to continue to utilize the Company's services. The cumulative effect of such problems, if they occur, could have a material adverse effect on the Company.

Contingency Plans

The Company is uncertain whether possible Year 2000 noncompliance will have a material effect on its operations, liquidity or financial position. The most significant worst case scenario would involve Year 2000 noncompliance by Bankline Midamerica, Inc., to whose data processing system the Banks will convert during 1999. The Company is monitoring Bankline Midamerica Inc.'s progress toward Year 2000 compliance, and has tested the system as described above.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

Asset/Liability Management

         Asset/liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest earning assets and interest bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly, through maturity or otherwise. Controlling the maturity or repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

         Along with internal gap management reports, the Company and the Banks use an asset/liability modeling service to analyze each Bank's current gap position. The system simulates the Banks' asset and liability base and projects future net interest income results under several interest rate assumptions. The Company strives to maintain an aggregate gap position such that changes in interest rates will not affect net interest income by more than 10% in any twelve month period. The Company has not engaged in derivatives transactions for its own account.

         The following table indicates that, at December 31,1998, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 1999 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in                          Net Interest                               Percent
Interest Rates                         Income                 Change           Change
--------------                      ------------              ------           -------
200 basis point rise                 $42,970,500            $4,119,600         10.60%
100 basis point rise                  41,133,500             2,282,000          5.88%
Base Rate Scenario                    38,850,900
100 basis point decline               37,759,000            (1,091,900)        -2.81%
200 basis point decline               36,215,300            (2,635,000)        -6.78%

         The following table indicates that, at December 31,1997, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 1998 net interest income would have increased, while a decrease in rates would have caused a decrease in income.

Changes in                          Net Interest                               Percent
Interest Rates                         Income                Change             Change
--------------                      ------------             ------            -------
200 basis point rise                $ 19,014,400          $   755,800            4.14%
100 basis point rise                  18,628,600              370,000            2.03%
Base Rate Scenario                    18,258,600
100 basis point decline               17,669,400             (589,200)          -3.23%
200 basis point decline               17,098,000           (1,160,600)          -6.36%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Independent Auditors' Report



   The Board of Directors
   Gold Banc Corporation, Inc.:


   We have audited the accompanying consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of First State Bank and Trust Co. (First State) for 1997 or 1996. Those statements reflect total assets constituting 13% at December 31, 1997 and total revenues constituting 14% and 15% in 1997 and 1996, respectively, of the related consolidated totals. Additionally, we did not audit the financial statements of Peoples National Bank (Peoples) for 1996. Those statements reflect total revenues constituting 11% in 1996 of the related consolidated totals. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for First State and Peoples, is based solely on the report of the other auditors.

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

   In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

   /s/ KPMG LLP
   Kansas City, Missouri
   February 12, 1999

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1998 and 1997
                             (Dollars in thousands)

                                      Assets                                               1998            1997
                                                                                       -------------    -----------
Cash and due from banks                                                              $       36,305         29,187
Federal funds sold and interest bearing deposits                                             62,798         49,082
                                                                                       -------------    -----------

             Total cash and cash equivalents                                                 99,103         78,269
                                                                                       -------------    -----------

Investment securities (note 3):
    Available for sale                                                                      225,606        162,846
    Held to maturity                                                                             63            617
    Trading                                                                                   3,851          1,072
                                                                                       -------------    -----------

             Total investment securities                                                    229,520        164,535
                                                                                       -------------    -----------

Mortgage and student loans held for sale, net                                                 5,425          4,358
Loans, net (note 4)                                                                         717,939        541,172
Premises and equipment, net (note 5)                                                         26,183         20,227
Goodwill, net                                                                                13,328          3,205
Accrued interest and other assets                                                            19,858         12,698
                                                                                       -------------    -----------
                                                                                            782,733        581,660


                                                                                       -------------    -----------

             Total assets                                                            $    1,111,356        824,464
                                                                                       =============    ===========

see accompanying notes to consolidated financial statements.

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1998 and 1997
                             (Dollars in thousands)

                       Liabilities and Stockholders' Equity                                1998            1997
                                                                                       --------------   -----------
  Liabilities:
    Deposits (note 6)                                                                $       926,687       697,163
    Securities sold under agreements to repurchase (note 7)                                    6,644         6,516
    Federal funds purchased and other short term borrowings
      (note 8)                                                                                 7,568        13,550
    Guaranteed preferred beneficial interests in Company's
      debentures                                                                              28,750        28,750
    Long term debt (note 9)                                                                   49,958         6,424
    Accrued interest and other liabilities                                                     7,938         5,495
                                                                                       --------------   -----------

             Total liabilities                                                             1,027,545       757,898
                                                                                       --------------   -----------

Stockholders' equity (notes 11 and 14):
    Preferred stock, no par value; 25,000,000 shares authorized,
      no shares issued                                                                            --            --
    Common stock, $1 par value; 25,000,000 shares authorized,
      17,181,618 and 15,890,047 shares issued and outstanding
      at December 31, 1998 and 1997, respectively                                             17,182        15,890
    Additional paid in capital                                                                29,200        20,529
    Retained earnings                                                                         37,235        30,028
    Accumulated other comprehensive income, net                                                  391           355
    Unearned compensation (note 11)                                                            (197)         (236)
                                                                                       --------------   -----------

             Total stockholders' equity                                                       83,811        66,566

Commitments and contingent liabilities (note 16)

                                                                                       --------------   -----------

             Total liabilities and stockholders' equity                              $     1,111,356       824,464
                                                                                       ==============   ===========

See accompanying notes to consolidated financial statements.

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings
                 Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands, except per share data)

                                                                                       1998         1997          1996
                                                                                     ----------   ----------    ---------
Interest income:
    Loans, including fees                                                          $    61,017       44,977       34,674
    Investment securities                                                               11,110        8,767        8,777
    Other                                                                                3,069        1,787        1,201
                                                                                     ----------   ----------    ---------
                                                                                        75,196       55,531       44,652
                                                                                     ----------   ----------    ---------
Interest expense:
    Deposits                                                                            34,931       26,175       22,336
    Borrowings and other                                                                 4,657        1,800        1,946
                                                                                     ----------   ----------    ---------
                                                                                        39,588       27,975       24,282
                                                                                     ----------   ----------    ---------

             Net interest income                                                        35,608       27,556       20,370

Provision for loan losses (note 4)                                                       2,781        2,130        1,262
                                                                                     ----------   ----------    ---------

             Net interest income after provision for loan losses                        32,827       25,426       19,108
                                                                                     ----------   ----------    ---------

Other income:
    Service fees                                                                         3,275        2,446        1,982
    Investment trading fees and commissions                                              3,265           --           --
    Net gains on sale of mortgage loans                                                  1,106          679        1,128
    Net securities gains                                                                    94          116           --
    Unrealized gains (losses) on trading securities                                      (399)          229           --
    Gain (loss) on sale of other assets                                                   (85)          203          297
    Other                                                                                1,522        1,080          772
                                                                                     ----------   ----------    ---------

                                                                                         8,778        4,753        4,179
                                                                                     ----------   ----------    ---------
Other expense:
    Salaries and employee benefits                                                      13,307        8,884        8,301
    Net occupancy expense (note 5)                                                       3,023        2,145        1,571
    Outside services                                                                     3,065        1,340        1,000
    Data processing                                                                      1,115          677          633
    Advertising                                                                          1,124          728          549
    Federal deposit insurance premiums (note 6)                                            103           95          551
    Other                                                                                6,342        3,609        3,442
                                                                                     ----------   ----------    ---------
                                                                                        28,079       17,478       16,047
                                                                                     ----------   ----------    ---------

             Earnings before income taxes                                               13,526       12,701        7,240

Income tax expense (note 10)                                                             1,607        2,827        2,334
                                                                                     ----------   ----------    ---------

             Net earnings                                                          $    11,919        9,874        4,906
                                                                                     ==========   ==========    =========

Net earnings per share - basic and diluted                                         $       .71          .64          .45
                                                                                     ==========   ==========    =========

Pro forma net earnings and earnings per share data (notes 1 and 10):
    Earnings before income taxes                                                   $    13,526       12,701
    Pro forma income tax expense                                                         4,404        4,406
                                                                                     ----------   ----------

             Pro forma net earnings                                                $     9,122        8,295
                                                                                     ==========   ==========

Pro forma earnings per common share:
    Basic                                                                          $       .55          .54
    Diluted                                                                                .55          .54
                                                                                     ==========   ==========

See accompanying notes to consolidated financial statements.

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 1998, 1997, and 1996
                             (Dollars in thousands)

                                                                                                Accumulated
                                                                              Additional           other
                                                   Preferred   Common     paid in    Retained   comprehensive    Unearned
                                                     stock      stock     capital    earnings      income       compensation   Total

                                                   --------   --------   ---------  ------------------------  ----------------------

Balance at December 31, 1995                      $      65     10,730       1,644    15,969             467            --    28,875

                                                   --------   --------   ---------  --------  --------------  ------------  --------


Net income                                               --         --          --     4,906              --            --     4,906

Change in unrealized loss on available for sale
securities                                               --         --          --        --           (544)            --     (544)

                                                   --------   --------   ---------  --------  --------------  ------------  --------


         Total comprehensive income                      --         --          --     4,906           (544)            --     4,362

                                                   --------   --------   ---------  --------  --------------  ------------  --------


Purchase and retirement of 3,922 shares of
common stock                                             --         --        (12)        --              --            --      (12)

Capital contribution                                     --         --       2,250        --              --            --     2,250

Conversion of 65 shares of preferred stock into        (65)         28          37        --              --            --        --

28,096 shares of common stock
Redemption and retirement of 29,640 shares of
common stock                                             --       (14)       (120)        --              --            --     (134)

Issuance of 4,600,000 shares in initial public
offering of common
   stock, net of issuance costs of $1,942                --      4,600      13,522        --              --            --    18,122

Purchase of 63,776 shares of common stock for the
employee stock ownership plan                            --         --          --        --              --         (276)     (276)

Dividends paid                                           --         --          --      (68)              --            --      (68)

                                                   --------   --------   ---------  --------  --------------  ------------  --------


Balance at December 31, 1996                             --     15,344      17,321    20,807            (77)         (276)    53,119

                                                   --------   --------   ---------  --------  --------------  ------------  --------


Net income                                               --         --          --     9,874              --            --     9,874

Change in unrealized gain on available for sale                                                                                  432

securities                                               --         --          --        --             432            --
                                                   --------   --------   ---------  --------  --------------  ------------  --------


         Total comprehensive income                      --         --          --     9,874             432            --    10,306

                                                   --------   --------   ---------  --------  --------------  ------------  --------


Issuance of 546,000 shares of common stock in
purchase business combinations                           --        546       3,208        --              --            --     3,754

Reduction of unearned compensation                       --         --          --        --              --            40        40

Dividends paid                                           --         --          --     (653)              --            --     (653)

                                                   --------   --------   ---------  --------  --------------  ------------  --------


Balance at December 31, 1997                             --     15,890      20,529    30,028             355         (236)    66,566

                                                   --------   --------   ---------  --------  --------------  ------------  --------


Net income                                               --         --          --    11,919              --            --    11,919

Change in unrealized gain on available for sale
securities                                               --         --          --        --              36            --        36

                                                   --------   --------   ---------  --------  --------------  ------------  --------


         Total comprehensive income                      --         --          --    11,919              36            --    11,955

                                                   --------   --------   ---------  --------  --------------  ------------  --------


Issuance of 1,292,000 shares of common stock in
purchase business combinations                           --      1,292       8,671        --              --            --     9,963

Reduction of unearned compensation                       --         --          --        --              --            39        39

Dividends paid                                           --         --          --   (4,712)              --            --   (4,712)

                                                   --------   --------   ---------  --------  --------------  ------------  --------


Balance at December 31, 1998                      $      --     17,182      29,200    37,235             391         (197)    83,811

                                                   ========   ========   =========  ========  ==============  ============  ========

See accompanying notes to consolidated financial statements.

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Years ended December 31, 1998, 1997, and 1996
                             (Dollars in thousands)

                                                                                 1998          1997          1996
                                                                             ------------   -----------   ----------
Cash flows from operating activities:
   Net earnings                                                              $   11,919         9,874          4,906
   Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities, net of purchase acquisitions:
       Provision for loan losses                                                  2,781         2,130          1,262
       Gains on sales of securities                                                (94)         (116)             --
       Amortization of investment securities' premiums, net of accretion          (733)          (12)            272
       Depreciation and amortization                                              2,169         1,555          1,240
       Gain on sale of assets, net                                                 (85)         (215)          (367)
       Net (increase) decrease in trading securities                                663         (829)             --
       Unrealized (gains) losses on trading securities                              399         (229)             --
       Net (increase) decrease in mortgage loans held for sale                  (1,066)         1,324          4,483
       Other changes:
         Accrued interest receivable and other assets                           (4,009)         (971)          (313)
         Accrued interest payable and other liabilities                         (1,196)           737            363
                                                                               ---------   -----------   ------------

           Net cash provided by operating activities                             10,748        13,248         11,846
                                                                               ---------   -----------   ------------

Cash flows from investing activities:
   Net increase in loans                                                       (95,010)     (114,015)       (92,267)
   Principal collections and proceeds from maturities of held to maturity           554           192            133
   securities
   Principal collections and proceeds from sales and maturities of
     available for sale securities                                              43,564        58,968         56,237
   Purchases of available for sale securities                                  (61,439)      (56,639)       (64,761)
   Purchases of held to maturity securities                                          --            --          (342)
   Net additions to premises and equipment                                      (5,072)       (3,813)        (5,645)
   Proceeds from sale of other assets                                               111           421            961
   Cash received in acquisitions, net of cash paid                                3,579           362             --
                                                                               ---------   -----------   ------------

           Net cash used in investing activities                               (113,713)    (114,524)      (105,684)
                                                                               ---------   -----------   ------------

Cash flows from financing activities:
   Increase in deposits                                                          99,542       104,817         83,181
   Proceeds from long term debt                                                  47,736           914             --
   Principal payment on long term debt                                          (5,444)       (3,975)        (8,175)
   Proceeds from issuance of guaranteed preferred beneficial interests
     in Company's debentures                                                         --        28,750             --
   Purchase of treasury stock                                                        --            --          (146)
   Proceeds from issuance of common stock, net of costs                              --            --         18,122
   Capital contribution                                                              --            --          2,250
   Increase (decrease) in repurchase agreements                                 (2,225)           550        (6,187)
   Increase (decrease) in federal funds purchased, advances, and other
     short term borrowings                                                     (11,098)         1,523          7,087
   Dividends paid                                                               (4,712)         (653)           (68)
                                                                               ---------   -----------   ------------

           Net cash provided by financing activities                            123,799       131,926         96,064
                                                                               ---------   -----------   ------------

           Increase in cash and cash equivalents                                 20,834        30,650          2,226

Cash and cash equivalents, beginning of year                                     78,269        47,619         45,393
                                                                               ---------   -----------   ------------

Cash and cash equivalents, end of year                                       $   99,103        78,269         47,619
                                                                               =========   ===========   ============

                                                                                                         (Continued)

See accompanying notes to consolidated financial statements.

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                 Years ended December 31, 1998, 1997, and 1996
                             (Dollars in thousands)

                                                                                     1998         1997         1996
                                                                                   ----------   ---------   ----------
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                         $   39,120      26,752        23,953
                                                                                    =========   =========   ===========

   Cash paid during the year for income taxes                                     $    1,522       1,941         2,641
                                                                                    =========   =========   ===========

Supplemental schedule of noncash financing activities - issuance of 1,292,000 and 546,000shares of common stock for purchase business
   combinations, respectively.                                                    $    9,963       3,754            --
                                                                                    =========   =========   ===========

Noncash activities related to purchase acquisitions:
   Investing activities:
     Increase in investments                                                      $   47,949      17,498            --
     Increase in loans                                                                    37      27,269            --
     Increase in land, buildings, and equipment                                        2,539         474            --
   Financing activities:
     Increase in deposits                                                            126,981      42,838            --
     Increase in debt                                                                  8,751       1,762            --
                                                                                    =========   =========   ===========

See accompanying notes to consolidated financial statements.

  (1)   Summary of Significant Accounting Policies

        Principles of Consolidation

        The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies (the Company). All significant intercompany transactions have been eliminated.

        In May 1998, the Company announced a two for one stock split in the form of a 100% stock dividend. Share and per share information for all years presented has been restated for the split.

        Acquisitions

        During 1998 and 1997, the Company completed a total of ten acquisitions of banks and other financial service companies. The prior period consolidated financial statements have been restated to include the acquisitions accounted for by the pooling method. For acquisitions accounted for as purchases, the consolidated financial statements include the results of operations of acquired companies from the dates of acquisition.

        Nature of Operations

        The Company is a multibank holding company that owns and operates community banks located in Kansas, Missouri, and Oklahoma. The banks provide a full range of commercial and consumer banking services primarily to small and medium sized communities and the surrounding market areas, including suburban Kansas City. In addition, the Company owns and operates a full service broker/dealer and investment firm and a trust company, both located in Missouri.

        Initial Public Offering

        Effective November 19, 1996, the Company completed an initial public offering, selling 4,000,000 shares of its common stock at $4.38 per share. Subsequently, the Company's underwriter exercised its over allotment option and on December19, 1996, the Company sold an additional 600,000 shares at

        $4.38 per share. Total expenses, including underwriter's discounts, aggregated $1,942,000. The Company's shares are registered on the NASDAQ under the symbol GLDB.

        Guaranteed Preferred Beneficial Interests in Company's Debentures

        On December 15, 1997, GBCI Capital Trust (the Trust), a Delaware business trust wholly owned by the Company, completed the sale of $28.75 million of 8.75% Preferred Securities (the Preferred Securities). The Trust used the net proceeds from the offering to purchase a like amount of 8.75% Guaranteed Preferred Beneficial Interests in Company's Debentures (the Debentures) of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company used the proceeds from the sale of the Debentures to retire certain debt and for general corporate purposes. Total expenses associated with the offering approximating $1,219,000 are included in other assets and are being amortized on a straight line basis over the life of the Debentures.

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

        Estimates

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Investment Securities

        The Company classifies investment securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity. All other securities are classified as available for sale.

        Held to maturity securities are recorded at amortized cost. Trading and available for sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses upon disposition of available for sale securities are included in income using the specific identification method for determining the cost of the securities sold.

        A decline in the market value of any security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to interest income. Dividend and interest income is recognized when earned.

        Mortgage and Student Loans Held for Sale

        Mortgage and student loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Fees received on such loans are deferred and recognized in income as part of the gain or loss on sale. Net unrealized losses are recognized through a valuation allowance by charges to income.

        Loans

        Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

        Allowance for Loan Losses

        Provisions for losses on loans receivable are based upon management's estimate of the amount required to maintain an adequate allowance for losses, relative to the risk in the loan portfolio. This estimate is based on reviews of the loan portfolio, including assessment of the estimated net realizable value of the related underlying collateral, and upon consideration of past loss experience, current economic conditions, and such other factors which, in the opinion of management, deserve current recognition. Amounts are charged off as soon as probability of loss is established, taking into consideration such factors as the borrower's financial condition, underlying collateral, and guarantees. Loans are also subject to periodic examination by regulatory agencies. Such agencies may require charge offs or additions to the allowance based upon their judgments about information available at the time of their examination.

        Premises and Equipment

        Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight line and accelerated methods based on the estimated useful lives of the related assets.

        Goodwill

        The excess cost over fair value of assets acquired of consolidated subsidiaries is being amortized on a straight line basis over periods of fifteen to forty years. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of asset carrying values, including goodwill, using estimates of undiscounted cash flows over remaining asset lives. Any impairment loss is measured by the excess of carrying values over fair values.

        Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for subsequent changes in tax rates is recognized in the period that includes the tax rate change.

        During 1998, the Company acquired one company, Citizens Bank of Tulsa, which had been taxed as a Subchapter S corporation in 1997 and 1998. The consolidated statements of earnings for those years include pro forma tax expense, net earnings, and earnings per share as if that company had been subject to income taxes at corporate rates. Distributions made by the Company to its stockholders, to provide for the payment of taxes by the stockholders on the earnings of the Company, are recorded as dividends in the accompanying financial statements.

        Accounting Changes

        The Company adopted Financial Accounting Standards Board (FASB) No.130, Reporting Comprehensive Income, (SFAS 130) effective January1, 1998. SFAS No.130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses). Components of comprehensive income are net income and all other nonowner changes in equity. The statement requires than an enterprise (a)classify items of other comprehensive income by their nature in a financial statement, and
        (b)display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The only component of comprehensive income consists of unrealized holding gains and losses on available for sale investment securities.

        The Company adopted FASB Statement No.131, Disclosures About Segments of an Enterprise and Related Information, (SFAS No.131) effective January1, 1998. This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, and any other in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment and that SFAS No.131, therefore, has no impact on its consolidated financial statements.

        Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest bearing deposits.

        Earnings Per Share

        Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share include the effects of all dilutive potential common shares outstanding during each period. The shares used in the calculation of basic and diluted income per share are shown below (in thousands):

                                                           1998         1997         1996
                                                        ----------   ----------  -----------
Weighted average common shares outstanding                 16,566       15,482       11,237
Stock options                                                 141           40           --
                                                        ----------   ----------  -----------

                                                           16,707       15,522       11,237
                                                        ==========   ==========  ===========

        Future Accounting Pronouncements

        The FASB issued SFAS No.133, Accounting for Derivative Financial Instruments and Hedging Activities, in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No.133 is effective for all fiscal quarters of fiscal years beginning June15, 1999, may be adopted early for periods beginning after issuance of the statement, and may not be applied retroactively. The Company does not expect to adopt SFAS No.133 early. The FASB issued SFAS No.134, Accounting for Mortgage backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, in October 1998. This statement amends SFAS No.65 and requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No.134 is effective for the first fiscal quarter beginning after December15, 1998. The adoption of SFAS No.133 and SFAS No.134 is not expected to have a material impact on the Company's consolidated financial statements.

  (2)   Mergers and Acquisitions

        During 1998 and 1997, the Company completed the following acquisitions:

                                                                          Date of         Total         Method of
                                Company                                 acquisition     assets (1)      accounting
      Citizens Bank of Tulsa, Oklahoma                                 December 1998    $     225         Pooling
      The Trust Company, St. Joseph, Missouri                          December 1998            1         Pooling
      First State Bank & Trust Co., Pittsburg, Kansas                   October 1998          112         Pooling
      Tri County National Bank, Washington, Kansas                       August 1998           44        Purchase
      Peoples State Bank, Colby, Kansas                                  August 1998           21         Pooling
      Farmers State Bank, Sabetha, Kansas                                  July 1998           48        Purchase
      First National Bank in Alma, Kansas                              February 1998           30        Purchase
      Midwest Capital Management                                        January 1998           10        Purchase
      Farmers National Bank, Oberlin, Kansas                            October 1997           54        Purchase
      Peoples National Bank, Clay Center, Kansas                         August 1997           71         Pooling
    (1)  Assets at acquisition date, in millions.

        Total consideration paid for the banks and companies acquired in 1998 using the purchase method aggregated $22,400,000, consisting of cash of $12,500,000 and 1,292,000 shares of common stock. Total consideration paid for the bank acquired in 1997 using the purchase method aggregated $5,718,000, consisting of cash of $1,964,000 and 546,000 shares of common stock. Goodwill recorded in connection with these acquisitions aggregated $10,254,000 and $269,000 in 1998 and 1997, respectively.

        The following unaudited pro forma financial information presents the combined results of operations of the Company and the companies acquired through purchase transactions in 1998 as if those acquisitions had occurred as of the beginning of 1997, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and acquired entities constituted a single entity during the periods (in thousands):

                                                                             Year ended
                                                                            December 31,
                                                                        1998           1997
                                                                     -----------    -----------
         Net interest income, after provision for loan losses         $ 35,060         30,912

         Net earnings                                                 $ 12,439         10,627

         Basic net earnings per share                                 $    .72            .63

        The Company issued 5,745,000 shares in connection with the acquisition of banks in 1998 using the pooling method. The results of operations previously reported by each of the companies and the amounts presented in the accompanying consolidated financial statements for the nine months ended September30, 1998 and the years ended December31, 1997 and 1996 are summarized below (in thousands):


                                                                    Nine months ended
                                                                      September 30,             Years ended
                                                                                                December 31,
                                                                          1998               1997           1996
                                                                      -----------        ------------   -------------
        Net interest income, after provision for loan losses:
            Gold Banc Corporation, Inc.                               $  14,627              14,445         11,359
            First State Bank and Trust Co.                                2,936               3,675          3,228
            Citizens Bank of Tulsa                                        6,649               7,306          4,521

                                                                      $  24,212              25,426         19,108

        Net income:
            Gold Banc Corporation, Inc.                               $   3,958               3,731          2,077
            First State Bank and Trust Co.                                  971               1,258          1,051
            Citizens Bank of Tulsa                                        5,109               4,885          1,778

                                                                      $  10,038               9,874          4,906

  (3)   Investment Securities

        The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities by major security type at December31, 1998 and 1997 are as follows (in thousands):

                                                          Gross          Gross         Estimated
                                         Amortized      unrealized     unrealized        fair
                1998                       cost           gains          losses          value
-------------------------------------  --------------  -------------  -------------  --------------
Held to maturity:
    Obligations of states and
      political subdivisions         $            63             --             --              63
                                     ===============  =============  =============  ==============

Available for sale:
    U. S. treasury and agency
      securities                     $       105,658            672            (4)         106,326
    Obligations of states and
      political subdivisions                  37,465            620             --          38,085
    Mortgage backed securities                73,271              2          (629)          72,644
    Other                                      8,621              6           (76)           8,551
                                     ----------------  -------------  -------------  --------------

             Total                   $       225,015          1,300          (709)         225,606
                                     ===============  =============  =============  ==============

                                                          Gross          Gross         Estimated
                                         Amortized      unrealized     unrealized        fair
                1997                       cost           gains          losses          value
-------------------------------------  --------------  -------------  -------------  --------------

Held to maturity:
    Obligations of states and
      political subdivisions         $           617              1             --             618
                                     ===============  =============  =============  ==============

Available for sale:

    U. S. treasury and agency
      securities                     $       106,249            282           (91)         106,440
    Obligations of states and
      political subdivisions                  19,273            423           (13)          19,683
    Mortgage backed securities                32,878            107          (211)          32,774
    Other                                      3,949             --             --           3,949
                                     ----------------  -------------  -------------  --------------

             Total                   $       162,349            812          (315)         162,846
                                     ===============  =============  =============  ==============

        The amortized cost and estimated fair values of investment securities at December31, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Held to maturity              Available for sale
                                               ------------------------------ ------------------------------
                                                 Amortized       Estimated      Amortized       Estimated
                                                   cost         fair value        cost         fair value
                                               --------------  -------------- --------------  --------------
Due in one year or less                        $          --              --         39,024          39,220
Due after one year through five years                     63              63         74,889          75,613
Due after five years through ten years                    --              --         21,332          21,575
Due after ten years                                       --              --          7,878           8,003
Mortgage backed securities                                --              --         73,271          72,644
Other                                                     --              --          8,621           8,551
                                               --------------  -------------- --------------  --------------

             Total                             $          63              63        225,015         225,606
                                               ==============  ============== ==============  ==============

        The Company's trading securities consist of a segregated portfolio of equity securities purchased with the intent to actively manage and trade such securities frequently. Realized gains since the trading portfolio was established aggregate $3,000. Other securities classified as available for sale consist primarily of stock in the Federal Reserve Bank, Federal Home Loan Banks, Kansas Venture Capital Company, and certain other debt and equity securities. At December31, 1998, investment securities with fair values of approximately $94,065,000 were pledged to secure public deposits and for other purposes.

  (4)   Loans

        Loans are summarized as follows (in thousands):

                                                                   1998         1997
                                                                -----------  -----------
              Real estate - mortgage                          $    352,072      243,884
              Real estate - construction                            50,696       61,967
              Commercial                                           191,325      152,541
              Agricultural                                          54,698       37,753
              Consumer and other                                    79,900       52,763
                                                                -----------  -----------

                                                                   728,691      548,908

              Allowance for loan losses                           (10,752)      (7,736)
                                                                -----------  -----------

                                                              $    717,939      541,172
                                                                ===========  ===========

        Loans made to directors and executive officers of the Company approximated $12,637,000 and $10,192,000 at December31, 1998 and 1997,
        respectively. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization. Changes in such loans for 1998 are as follows (in thousands):

              Balance at December 31, 1997                      $  10,192
              Additions                                            23,209
              Amounts collected                                   (22,574)
              Amounts of acquired bank                              1,810
                                                                ----------

              Balance at December 31, 1998                      $  12,637
                                                                ==========

        Nonaccrual loans approximated $2,819,000 and $1,047,000 at December31, 1998 and 1997, respectively. The interest income not recognized on nonaccrual loans was approximately $197,000, $44,000, and $25,000 in 1998, 1997, and 1996, respectively. Impaired loans, excluding nonaccrual loans, are insignificant at December31, 1998 and 1997.

        Activity in the allowance for loan losses during the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                                1998       1997      1996
                                                             ----------  ---------  --------
Balance at beginning of year                                 $   7,736      5,322     4,486
Allowance of acquired banks (purchase method)                    1,599        808        --
Provision for loan losses                                        2,781      2,130     1,262
Charge offs                                                    (1,813)    (1,005)     (747)
Recoveries                                                         449        481       321
                                                             ----------  ---------  --------

Balance at end of year                                       $  10,752      7,736     5,322
                                                             ==========  =========  ========

  (5)   Premises and Equipment

        Premises and equipment are summarized as follows (in thousands):

                                                             1998       1997
                                                           ---------- ----------
Land                                                       $   5,403      4,445
Buildings and leasehold improvements                          18,450     14,073
Construction in progress                                          48      1,059
Furniture, fixtures, and equipment                            12,057      7,931
Automobiles                                                      308        134
                                                           ---------- ----------

                                                              36,266     27,642

Accumulated depreciation and amortization                     10,083      7,415
                                                           ---------- ----------

                                                           $  26,183     20,227
                                                           ========== ==========

        Depreciation expense aggregating $1,713,000, $1,377,000, and $1,125,000 for the years ended December 31, 1998, 1997, and 1996, respectively, has been included in net occupancy expense in the accompanying consolidated statements of earnings.

  (6)   Deposits

        Deposits are summarized as follows (in thousands):

                                                  1998          1997
                                               -----------   -----------
Demand:
    Noninterest bearing                        $  101,287        76,846
                                               -----------   -----------

    Interest bearing:
      NOW                                         108,717        87,977
      Super NOW                                    30,244        20,318
      Money market                                118,741        82,563
                                               -----------   -----------

                                                  257,702       190,858
                                               -----------   -----------

             Total demand                         358,989       267,704

Savings                                            47,363        35,508
Time                                              520,335       393,951
                                               -----------   -----------

                                               $  926,687       697,163
                                               ===========   ===========

        Time deposits include certificates of deposit of $100,000 and over totaling approximately $114,248,000 and $79,294,000 at December 31, 1998 and 1997, respectively.

        Principal maturities of time deposits at December 31, 1998 are as follows (in thousands):

                           Year                    Amount
                      ---------------            -----------

                           1999                $    370,865
                           2000                      96,082
                           2001                      25,800
                           2002                      12,659
                           2003                      11,713
                        Thereafter                    3,216
                                                 -----------

                                               $    520,335
                                                 ===========


        During 1996, the Federal Deposit Insurance Corporation imposed a one time special assessment on Savings Association Insurance Fund (SAIF) assessable deposits. The assessment on the Company's SAIF deposits was $389,000 and is included in federal deposit insurance premiums in the accompanying 1996 consolidated statement of earnings.


         (7)      Securities Sold Under Agreements to Repurchase

        Information concerning securities sold under agreements to repurchase is as follows (in thousands):

                                                                     1998         1997
                                                                   -----------  ---------
        Average monthly balance during the year                    $   11,664      6,835
        Maximum month end balance during the year                      13,986      6,516

        At December 31, 1998, such agreements were secured by investment and mortgage backed securities. Pledged securities are maintained by a safekeeping agent under the control of the Company.

  (8)   Federal Funds Purchased and Other Short term Borrowings

        Following is a summary of federal funds purchased and other short term borrowings at December 31, 1998 and 1997 (in thousands):

                                                                                          1998         1997
                                                                                       -----------  -----------
        Advances under a $15 million line of credit from LaSalle National Bank, interest at LaSalle's prime rate (7.37% at December 31, 1998),
             maturing on May 1, 1999, secured by subsidiary stock                      $    7,000           --
        Note payable, secured by certain trading securities, interest at 6.90%,
             maturing July 31, 1999                                                           568           --
        Federal Home Loan Bank (FHLB) advances, secured by qualifying one to four family mortgage loans, weighted average interest of 6.24%, maturing
             throughout 1998                                                                   --       11,650
        Federal funds purchased, weighted average interest rate of 6.53% at
             December 31, 1997                                                                 --        1,900
                                                                                       -----------  -----------
                                                                                       $    7,568       13,550
                                                                                       ===========  ===========

  (9)   Long term Debt

        Following is a summary of long term borrowings at December 31, 1998 and 1997 (in thousands):

                                                                                       1998       1997
                                                                                    ---------- ----------
FHLB borrowings by subsidiary banks bearing weighted average fixed interest rates of 5.19% and 6.50% at December 31, 1998 and 1997,
    secured by qualifying one to four family mortgage loans                         $  49,604      2,870
Note payable of Gold Banc Corporation, Inc. Employee Stock Ownership
    secured by 27,333 shares of Company stock (see note 11)                               197        236
Notes payable of subsidiary to former stockholders of Farmers Bank,
    interest rate of 8.50% at December 31, 1998, maturing February 1, 2000                157        262

Notes payable to former stockholders of Farmers National Bank, interest rates ranging from 6.62% to 7.59%, maturities ranging from
    January 31, 2005 to July 31, 2005. Such notes were repaid in 1998                       --      1,500
Note payable to bank, interest at the prime rate due September 30, 2007
     secured by stock of Citizens Bank of Tulsa.  Such note was repaid in 1998.            --        925
Notes payable to bank, interest at corporate base rate adjusted daily not to exceed 9.5%, due February 17, 1999, secured by stock of The First State
    Bank and Trust Company. Such note was repaid in 1998                                   --        631
                                                                                    ---------- ----------

                                                                                    $  49,958      6,424
                                                                                    ========== ==========

        Principal maturities of long term borrowings at December 31, 1998 are as follows (in thousands):

                              Year                   Amount
                         ---------------           -----------

                              1999               $        592
                              2000                        499
                              2001                      2,586
                              2002                        308
                              2003                     23,808
                           Thereafter                  22,165
                                                   -----------

                                                 $     49,958
                                                   ===========

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

 (10)   Income Taxes

        Income tax expense (benefit) related to operations for 1998, 1997, and 1996 is summarized as follows (in thousands):

                                            Current     Deferred     Total
                                          ------------ ------------ --------
              1998:
                  Federal                 $     1,587        (568)    1,019
                  State                           670         (82)      588
                                          ------------ ------------ --------

                                          $     2,257        (650)    1,607
                                          ============ ============ ========
              1997:
                  Federal                 $     2,439         (36)    2,403
                  State                           442         (18)      424
                                          ------------ ------------ --------

                                          $     2,881         (54)    2,827
                                          ============ ============ ========
              1996:
                  Federal                 $     1,419          424    1,843
                  State                           488            3      491
                                          ------------ ------------ --------
                                          $     1,907          427    2,334
                                          ============ ============ ========

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                                                      1998       1997
                                                                     --------   --------
              Deferred tax assets:
                  Allowance for loan losses                          $ 2,855      1,680
                  State taxes                                            177         41
                  Other                                                  755        544
                                                                     --------   --------

                           Total deferred tax assets                   3,787      2,265
                                                                     --------   --------

              Deferred tax liabilities:
                  Unrealized gains on available for sale
                    securities                                           199        142
                  FHLB stock dividends                                   177        171
                  Premises and equipment                               1,233      1,080
                  Other                                                  317        170
                                                                     --------   --------

                           Total deferred tax liabilities              1,926      1,563
                                                                     --------   --------

                           Net deferred tax asset, included
                             in other assets                         $ 1,861        702
                                                                     ========   ========

        A valuation allowance for deferred tax assets was not necessary at December 31, 1998 or 1997.

        A reconciliation of expected income tax expense based on the statutory rate of 34% to actual tax expense for 1998, 1997, and 1996 is summarized as follows (in thousands):

                                      1998                        1997                         1996
                              ---------------------       ----------------------       ----------------------
                               Amount     Percent           Amount     Percent           Amount     Percent
                              ---------- ----------       ----------- ----------       ----------- ----------
Expected federal
    income tax expense      $     4,599       34.0 %    $      4,318       34.0 %    $      2,461       34.0 %
Income of flow
    through entity              (2,063)     (15.3)           (1,254)      (9.9)                --         --
Municipal interest                (546)      (4.0)             (453)      (3.6)             (449)      (6.2)
State taxes, net of
    federal tax benefit             388        2.9               280        2.2               324        4.5
Change in tax status              (500)      (3.7)                --         --                --         --
Other                             (271)      (2.0)              (64)      (0.4)               (2)     (0.1 )
                              ---------- ----------       ----------- ----------       ----------- ----------

                            $     1,607       11.9 %    $      2,827       22.3 %    $      2,334       32.2 %
                              ========== ==========       =========== ==========       =========== ==========

        Citizens Bank of Tulsa (Citizens), acquired in a pooling in December 1998, was taxed as a SubchapterS corporation for 1997 and 1998 prior to the date of acquisition. As a SubchapterS corporation, Citizens was not subject to federal or state income taxes; rather, such income was included in the taxable income of the stockholders. The accompanying consolidated statements of earnings for 1998 and 1997 include pro forma tax expense, net earnings, and earnings per share as if Citizens had not been a SubchapterS corporation and had accrued income tax expense in accordance with generally accepted accounting principles. The effect of the nontaxable income is reflected in the table above as "Income of flow through entity." In connection with the acquisition, Citizens' tax status was changed and, from the date of acquisition forward, such earnings are subject to taxes. As a result, deferred tax assets aggregating $500,000 were recorded and are reflected in the table above as "change in tax status." Cash distributions to Citizens shareholders of $3,970,000 for the year ended December 31, 1998 are reflected as dividends in the accompanying consolidated financial statements.

(11)    Employee Benefit Plans

        The Gold Banc Corporation, Inc. Employee Stock Ownership Plan (ESOP) was formed to acquire shares of the Company common stock for the benefit of all eligible employees. During 1996, the ESOP borrowed $275,800 from an unaffiliated bank to purchase 63,776 shares of common stock from a stockholder of the Company. The ESOP is repaying the loan with contributions received from the Company. Accordingly, the Company has recorded the obligation with an offsetting amount of unearned compensation included in stockholders' equity in the accompanying consolidated balance sheets. The amount of annual contributions from the Company, if any, is determined by the Board of Directors. Contributions were approximately $56,000, $92,000, and $78,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The 1998 and 1997 contributions were used to make principal payments on the note of $40,000 and in connection with those payments, 10,267 and 9,110 shares were released to participants.

        The Company has a 401(k) savings plan for the benefit of all eligible employees. Prior to December 31, 1997, the Company did not match employee contributions. Effective January 1, 1998, the Company will match 50% of employee contributions up to 5% of base compensation, subject to certain Internal Revenue Service limitations. Contributions charged to salaries and employee benefits expense were $18,000 for 1998.

        In 1996, the Company established a stock option plan. Under the stock option plan, options to acquire 500,000 shares of the Company's common stock may be granted to certain officers, directors, and employees of the Company. The options will enable the recipient to purchase stock at an exercise price equal to or greater than the fair market value of the stock at the date of the grant. In 1997, the Company granted options to acquire 141,000 shares for $5.25 per share. Those options vested in 1997 and expire in 2007. In 1998, the Company granted options to acquire 188,000 shares for exercise prices ranging from $12.13 to $18.38 per share. Those options vest 20% per year over a five year period and expire in 2008.

        No options have been exercised at December 31, 1998. The Company applies APB Opinion No.25 in accounting for its plan and, accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No.123, the Company's net earnings and basic earnings per share would have been decreased by approximately $125,000 ($.01 per share) in 1998 and $185,000 ($.02 per share) in 1997. The weighted average fair values of the options granted are estimated using an option pricing model with the following assumptions: expected dividend yield of 1.0%, risk free interest rate of 7.0%, and an expected life of ten years.

(12)    Financial Instruments With Off balance Sheet Risk

        Financial instruments, which represent off balance sheet credit risk, consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $7,102,000 at December 31, 1998. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties.

        The Company processes residential home mortgage loans for sale in the secondary market. In conjunction with the sale of such loans, the Company has entered into agreements with the purchasers of the loans, setting forth certain provisions. Among those provisions is the right of the purchaser to return the loans to the Company in the event the borrower defaults within a stated period. This period ranges among the various purchasers from between one to twelve months. Loans sold with recourse amounted to approximately $14,303,000, $3,642,000, and $6,021,000 at December 31, 1998, 1997, and 1996, respectively. The
        Company's exposure to credit loss in the event of default by the borrower and the return of the loan by the purchaser is represented by the difference in the amount of the loan and the recovery value of the underlying collateral.

(13)    Disclosures About the Fair Value of Financial Instruments

        The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No.107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company and its subsidiaries using available market information and valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company and its subsidiaries could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material impact on the estimated fair value amounts.

        The estimated fair value of the Company's financial instruments is as follows (in thousands):

                                                                       1998                           1997
                                                              Carrying      Estimated       Carrying       Estimated
                                                               amount       fair value       amount       fair value
                                                            -------------  -------------  -------------- --------------
         Investment securities                             $      229,520        229,520         164,535        164,535

         Mortgage and student loans held for sale          $        5,425          5,425           4,358          4,358

         Loans                                             $      717,939        723,138         541,172        543,212

         Deposits                                          $      926,687        915,492         697,163        691,070

         Securities sold under agreements to
              repurchase                                   $        6,644          6,644           6,516          6,516

         Federal funds purchased, and other
              short term borrowings                        $        7,568          7,568          13,550         13,550

         Long term debt                                    $       49,958         50,036           6,424          6,424


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

o Mortgage and student loans held for sale - The fair value of mortgage and student loans held for sale equals the contractual sales price agreed upon with third party investors.

o Loans - For certain homogenous categories of loans, such as some Small Business Administration guaranteed loans, student loans, residential mortgages, consumer loans, and commercial loans, fair value is estimated using quoted market prices for similar loans or securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

o Deposits - The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

o Federal funds purchased and other short term borrowings - For these instruments, the current carrying amount is a reasonable estimate of fair value.

o Long term debt - The fair value of long term debt is estimated using discounted cash flow analyses based on the Company's and subsidiaries' current incremental borrowing rates for similar types of borrowing arrangements.

o Commitments to extend credit and irrevocable letters of credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of letters of credit is based on the fees currently charged for similar agreements. These instruments were determined to have no positive or negative market value adjustments and are not listed in the following table.

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

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

(14)    Capital Adequacy

        Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the table below on a consolidated basis, dollars in thousands) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets and of Tier 1 capital to average assets. At December 31, 1998 and 1997 total risk based and Tier 1 capital includes approximately $23,000,000 and $21,000,000, respectively, of subordinated debentures (see note 1) which is permitted under regulatory guidelines. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

                                                                                          To be well
                                                                                          capitalized
                                                                For capital              under prompt
                                                                  adequacy             corrective action
                                          Actual                  purposes                provisions
                                    -------------------      -------------------       ------------------
                                     Amount     Ratio         Amount     Ratio          Amount     Ratio
                                    ----------  -------      ----------  -------       ---------   ------
At December 31, 1998:
    Total risk based capital
      (to risk weighted assets)   $   104,208    13.42 %   $    62,126     8.00 %    $   77,657    10.00 %
    Tier 1 capital (to
    risk weighted
      assets)                          93,456    12.03          31,063     4.00          53,071     6.00
    Tier 1 capital (to average         93,456     8.80          42,457     4.00          46,594     5.00
    assets)
                                    ==========  =======      ==========  =======       =========   ======

At December 31, 1997:
    Total risk based capital
      (to risk weighted assets)   $    91,743    11.00 %   $    47,614     8.00 %    $   59,517    10.00 %
    Tier 1 capital (to
    risk weighted
      assets)                          84,007    14.11          23,807     4.00          35,710     6.00
    Tier 1 capital (to average         84,007    15.41          30,557     4.00          38,197     5.00
    assets)
                                    ==========  =======      ==========  =======       =========   ======

(15)    Parent Company Condensed Financial Statements

        Following is condensed financial information of the Company as of December 31, 1998 and 1997 and for the three years ended December 31, 1998 (in thousands):

                            Condensed Balance Sheets
                           December 31, 1998 and 1997

                            Assets                                                1998        1997
                                                                               ----------- -----------
Cash                                                                       $        1,743         203
Investment securities                                                               3,739       7,488
Federal funds sold, securities purchased under
    agreements to resell, and interest bearing deposits                                22      16,819
Investment in subsidiaries                                                        109,803      70,285
Other                                                                               5,715       3,335
                                                                               ----------- -----------
             Total assets                                                  $      121,022      98,130
                                                                               =========== ===========

             Liabilities and Stockholders' Equity

Guaranteed preferred beneficial interests in
    Company's debentures                                                   $       29,639      29,639
Long term debt                                                                      7,197       1,793
Other                                                                                 375         132
Stockholders' equity                                                               83,811      66,566
                                                                               ----------- -----------
             Total liabilities and stockholders' equity                    $      121,022      98,130
                                                                               =========== ===========

                       Condensed Statements of Earnings
                 Years ended December 31, 1998, 1997, and 1996

                                                                     1998        1997        1996
                                                                   ---------- ----------- -----------
Dividends from subsidiaries                                      $     1,114         943       1,561
Interest income                                                          525         366          61
Unrealized gains on trading securities                                 (399)         229          --
Other expense, net                                                     6,835       1,885       1,526
                                                                   ---------- ----------- -----------

             Income (loss) before equity in undistributed
               earnings of subsidiaries                              (5,595)       (347)          96

Increase in undistributed equity of subsidiaries                      15,079       9,768       4,333
                                                                   ---------- ----------- -----------

             Earnings before income taxes                              9,484       9,421       4,429

Income tax benefit                                                     2,435         453         477
                                                                   ---------- ----------- -----------

             Net earnings                                        $    11,919       9,874       4,906
                                                                   ========== =========== ===========

                       Condensed Statements of Cash Flows
                 Years ended December 31, 1998, 1997, and 1996

                                                                            1998        1997       1996
                                                                         ----------- ----------- ----------
Cash flows from operating activities:
    Net earnings                                                       $     11,919       9,874      4,906
    Increase in undistributed equity of subsidiaries                       (33,178)    (11,213)    (4,693)
    Net change in trading securities                                             87     (1,072)         --
    Other                                                                   (2,702)       (805)        344
                                                                         ----------- ----------- ----------

             Net cash provided by (used in) operating
               activities                                                  (23,874)     (3,216)        557
                                                                         ----------- ----------- ----------

Cash flows from investing activities:
    Net change in held to maturity securities                                    76           2        (5)
    Net change in available for sale securities                               3,586     (6,341)         --
    Net change in loans                                                          --          --        501
    Net additions to premises and equipment                                     565        (18)          5
    Capital contributions to subsidiaries                                        --     (6,000)    (3,000)
    Cash received (paid) for acquisitions                                     3,659     (1,964)         --
                                                                         ----------- ----------- ----------

             Net cash provided by (used in) investing activities              7,886    (14,321)    (2,499)
                                                                         ----------- ----------- ----------

Cash flows from financing activities:
    Principal payments on long term debt                                      5,443     (3,130)    (7,385)
    Purchase of treasury stock                                                   --          --      (134)
    Issuance of common stock                                                     --          --     18,122
    Issuance of subordinated debentures                                          --      29,639         --
    Payment of dividends                                                    (4,712)       (653)       (68)
                                                                         ----------- ----------- ----------

             Net cash provided by financing activities                          731      25,856     10,535
                                                                         ----------- ----------- ----------

             Net increase (decrease) in cash                               (15,257)       8,319      8,593

Cash at beginning of year                                                    17,022       8,703        110
                                                                         ----------- ----------- ----------

Cash at end of year                                                    $      1,765      17,022      8,703
                                                                         =========== =========== ==========

        The primary source of funds available to the Company is the payment of dividends by the subsidiaries. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 1998, the subsidiaries could pay dividends of $25,292,000 without prior regulatory approval.

 (16)   Litigation

        Exchange National Bank (Exchange), a wholly owned subsidiary of the Company, is a defendant in lawsuits styled Wilson v. Olathe Bank and Aaron v. Hillcrest Bank, both in the United States District Court for the District of Kansas. Those cases were commenced on behalf of persons who had invested in distributorships sold by Parade of Toys, Inc. and Bandero Cigar Company. Those companies sold business opportunities. Some of those who invested in Parade of Toys were provided with trade reference lists that included Exchange. Some of the distributors who received such a list called Exchange to discuss the bank's relationships with a principal of Parade of Toys and Bandero Cigar. The complaints allege theories of violation of RICO and RICO conspiracy statutes, common law fraud, negligent misrepresentation, civil conspiracy, and negligence. Both complaints allege that the total amount of damage sustained by all distributors is in excess of $13 million. On February10, 1999, Exchange was served with eight petitions filed in the District Court of Johnson County, Kansas on behalf of Parade of Toys distributors. The petitions make claims of fraud, negligent misrepresentation, common law conspiracy, and negligence. Each petition claims damages ranging from $17,900 to $37,900. Exchange has filed a motion for summary judgment in the Wilson suit and a motion to dismiss in the Aaron suit. Exchange intends to continue its vigorous defense of the pending claims and any additional claims that are filed against it by Parade of Toys distributors, but is not yet in a position to determine whether the expenses and losses, if any, on these matters will be material to the Company's financial condition.

        First State Bank, another wholly owned subsidiary of the Company, is a defendant in an adversary proceeding styled Nelson v. First State Bank in a bankruptcy case pending in the Federal Bankruptcy Court for the Western District of Missouri styled In re: Hagman's Inc. William R. Hagman, Jr. became an advisory director of the Company on November12, 1998. Mr. Hagman has no direct or indirect interest in Hagman, Inc. In the adversary proceeding, the bankruptcy trustee has alleged that First State Bank received preferential transfers in settlement of loans and bank overdrafts prior to the commencement of the Hagman's Inc. bankruptcy case of approximately $694,000 plus interest. There is an issue as to whether the bank properly perfected its security interest in the debtor's inventory. The bank and the bankruptcy trustee have filed motions for summary judgment on the issue of perfection. If the bank is successful in its motion, it will have no liability in the lawsuit. If the bankruptcy trustee is successful in its motion, the bank has additional defenses it will assert at trial. If the bank does not prevail in its motion, the case is set for trial on March18, 1999. The bank will continue to vigorously defend the allegations, and will continue to conduct settlement discussions with the plaintiff.

        No accrual or provision for losses, if any, related to the above matters has been made in the accompanying consolidated financial statements. In the normal course of business, the Company had certain other lawsuits pending at December 31, 1998. In the opinion of management, after consultation with legal counsel, none of those other lawsuits is expected to have a significant effect on the consolidated financial condition or results of operations of the Company.

 (17)   Subsequent Events

        On February12, 1999, the Company executed a definitive asset purchase agreement with CompuNet Engineering, LLC (CompuNet). CompuNet provides various computer technology, networking and back office operation services for banks including the Company. The $4.3 million asset purchase, which is subject to regulatory approval and the satisfaction of other conditions, will be accounted for as a purchase.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Management of the Company

         The directors and executive officers of the Company are as set forth below.

                                                   Principal Occupation and
Name                               Age           Five Year Employment History
----                               ---           ----------------------------

Michael W. Gullion                 44     Mr. Gullion has served as Chairman of
                                          the Board of Directors and Chief
                                          Executive Officer of the Company since
                                          its inception and served as the
                                          Company's President until February 10,
                                          1999. His term of office as a director
                                          expires at the annual meeting of
                                          stockholders to be held on April 28,
                                          1999. Mr. Gullion is the son in law of
                                          William Wallman, a director of the
                                          Company.


Malcolm M. Aslin                   51     Mr. Aslin was appointed to the Board
                                          of Directors on February 11, 1999. His
                                          term of office as a director expires
                                          at the annual meeting of stockholders
                                          to be held in 2000. He has served as
                                          President and Chief Operating Officer
                                          of the Company since February 10,
                                          1999. From October 1995 until February
                                          10, 1999, Mr. Aslin served as (i)
                                          Chairman of the Board of Western
                                          National Bank and Unison
                                          Bancorporation, Inc. in Lenexa, Kansas
                                          and (ii) Chairman and Managing
                                          Director of CompuNet Engineering,
                                          L.L.C., a Lenexa, Kansas computer
                                          service business the Company expects
                                          to acquire, subject to certain closing
                                          conditions, on or before March 31,
                                          1999. From May 1994 until May 1995 Mr.
                                          Aslin served as President of Langley
                                          Optical Company, Inc., a wholesale
                                          optical laboratory located in Lenexa,
                                          Kansas. Prior to purchasing Langley
                                          Optical Company, Mr. Aslin spent more
                                          than 22 years in various positions
                                          with UMB Banks and United Missouri
                                          Financial Corporation, including
                                          President and Chief Operating Officer
                                          of United Missouri Bancshares, Inc.
                                          and President of UMB's Kansas City
                                          bank, United Missouri Bank of Kansas
                                          City, N.A.

Keith E. Bouchey                   48     Mr. Bouchey was elected to the Board
                                          of Directors of the Company on May 30,
                                          1996. His term of office as a director
                                          expires at the annual meeting of
                                          stockholders to be held in 2000. He
                                          has served as the Executive Vice
                                          President, Chief Financial Officer and
                                          Corporate Secretary of the Company
                                          since joining the Company in November
                                          1995. Prior to joining the Company,
                                          Mr. Bouchey had been, since August
                                          1977, a principal of GRA, Thompson,
                                          White & Company, P.C., a regional bank
                                          accounting and consulting firm, where
                                          he served on the executive committee
                                          and as the managing director of the
                                          firm's regulatory services practice.

                                                   Principal Occupation and
Name                               Age           Five Year Employment History
----                               ---           ----------------------------

Joseph F. Smith                    50     Mr. Smith has served as Executive Vice
                                          President and Chief Technology Officer
                                          of the Company since February 10,
                                          1999. Mr. Smith also serves as a
                                          director of Centurion Funds, Inc., a
                                          Phoenix, Arizona mutual fund family
                                          advised by Centurion Trust Company.
                                          From October 1995 until February 10,
                                          1999, Mr. Smith served as President
                                          and Chief Operating Officer of
                                          CompuNet Engineering, L.L.C., a
                                          Lenexa, Kansas computer service
                                          business that the Company expects to
                                          acquire, subject to certain closing
                                          conditions, on or before March 31,
                                          1999. From August 1993 until May 1995
                                          Mr. Smith served as a director and
                                          Executive Vice President of Investors
                                          Fiduciary Trust Company, located in
                                          Kansas City, Missouri Prior to joining
                                          Investors Fiduciary Trust Company, Mr.
                                          Smith spent more than 26 years in
                                          various management and operational
                                          positions with UMB Bank, including
                                          Executive Vice President and an
                                          advisory director of UMB's Kansas City
                                          bank, United Missouri Bank of Kansas
                                          City, N.A.

William F. Wright                  56     Mr. Wright was elected as a director
                                          of the Company on May 30, 1996. His
                                          term of office as a director expires
                                          at the annual meeting of stockholders
                                          to be held in 2000. For more than five
                                          years Mr. Wright has served as the
                                          Chairman of the Board of AMCON
                                          Distributing Company, a wholesale
                                          distributor headquartered in Omaha,
                                          Nebraska.

D. Michael Browne                  46     Mr. Browne has served as a director of
                                          the Company since November 1989. His
                                          term of office as a director expires
                                          at the annual meeting of stockholders
                                          to be held in 2001. He has been the
                                          Chairman and Chief Executive Officer
                                          of Consortia, Ltd. (formerly Mike
                                          Browne International LTD), a direct
                                          marketing advertising agency.

William Wallman                    75     Mr. Wallman has served as director of
                                          the Company since November 1989. His
                                          term of office as a director expires
                                          at the annual meeting of stockholders
                                          to be held on April 28, 1999. For more
                                          than five years Mr. Wallman has been
                                          the President and owner of Wallman
                                          Chrysler Plymouth, Inc., a car
                                          dealership located in Beatrice,
                                          Nebraska. Mr. Wallman is the father in
                                          law of Mr. Gullion.

Allen D. Petersen                  58     Mr. Petersen was appointed to the
                                          Board of Directors of the Company on
                                          July 31, 1997. His term of office as a
                                          director expires at the annual meeting
                                          of stockholders to be held in 2001.
                                          Mr. Petersen previously served in an
                                          advisory capacity to the Board of
                                          Directors. For more than five years
                                          Mr. Petersen has been the Chairman and
                                          Chief Executive Officer of American
                                          Tool Companies located in Hoffman
                                          Estates, Illinois.

                                                   Principal Occupation and
Name                               Age           Five Year Employment History
----                               ---           ----------------------------

William R. Hagman, Jr.           63       Mr. Hagman has served in an advisory
                                          capacity to the Board of Directors
                                          since November 12, 1998. Since
                                          September 1996 Mr. Hagman has also
                                          served as an advisory director of The
                                          First State Bank and Trust Company,  a
                                          wholly owned subsidiary of the
                                          Company. For more than ten years Mr.
                                          Hagman served as a director of City
                                          National Bank in Pittsburg, Kansas
                                          until September 1996. For more than
                                          five years Mr. Hagman has been the
                                          President of Hagman Companies, Inc., a
                                          wholesale distribution business
                                          located in Pittsburg, Kansas.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and executive officers and shareholders holding more than ten percent of the outstanding stock of the Company are required to report their initial ownership of stock and any subsequent change in such ownership to the Securities and Exchange Commission and the Company. Specific time deadlines for the Section 16(a) filing requirements have been established by the Securities and Exchange Commission. To the Company's knowledge, all reports due pursuant to
Section 16 (a) were filed on a timely basis during the fiscal year ended December 31, 1998, except that one report relating to the acquisition of shares was inadvertently filed late by D. Michael Browne.

ITEM 11. EXECUTIVE COMPENSATION.

         The table below sets forth information concerning the annual and long term compensation paid to or earned by the Chief Executive Officer and all other executive officers of the Company whose compensation exceeded $100,000 during the last fiscal year.

                           Summary Compensation Table

                                                   Annual Compensation        Long Term
                                                                              Compensation
                                                                              Awards
                                                                              Securities
Name and                                                                      Underlying         All Other
Principal Position               Year           Salary($)      Bonus($)(1)    Options (#)        Compensations ($)
------------------               ----           ---------      -----------    -----------        -----------------
Michael W. Gullion               1998           $250,000       $150,000       70,000(2)          $13,687(3)
     Chief  Executive            1997           $241,000       $112,500       70,000(2)          $16,809(3)
     Officer                     1996           $186,000       $165,000       None               $15,923(3)

Keith E. Bouchey                 1998           $156,000       $0             25,000(4)          $  7,162(5)
     Executive Vice              1997           $156,000       $31,000        25,000(4)          $  7,841(5)
     President, Chief            1996           $156,000       $31,000        None               $  3,933(5)
     Financial Officer and
     Corporate Secretary

----------

(1) Represents amounts earned in fiscal year. Actual cash payment is made in the following fiscal year.
(2) Original grants for 35,000 shares were adjusted following a 100% stock dividend in the form of 2 for 1 stock split on May 18, 1998 to prevent diminution or dilution of the awards as provided in the 1996

         Equity Compensation Plan. As a result, shares covered by outstanding option awards were multiplied by two and the per share exercise prices of outstanding option awards were divided by two.
(3) Consists of contributions to the Company's Employee Stock Ownership Plan, matching contributions under the Company's Employees' 401(k) Plan, personal use of Company owned automobile, and country club membership dues.
(4) Original grants for 12,500 shares were adjusted following a 100% stock dividend in the form of 2 for 1 stock split to prevent diminution or dilution of the awards as provided in the 1996 Equity Compensation Plan. As a result, shares covered by outstanding option awards were multiplied by two and the per share exercise prices of outstanding option awards were divided by two.
(5) Consists of contributions to the Company's Employee Stock Ownership Plan, matching contributions under the Company's Employees' 401(k) Plan and country club membership dues.

                     Option/SAR Grants in Last Fiscal Year

                                                 Individual Grants

                                                                                           Potential Realized Value
                          Number of                                                        As Assumed Annual
                          Securities      Percent of Total                                 Rates of Stock Price
                          Underlying      Options Granted     Exercise or                  Appreciation
                          Options         to Employees in     Base Price     Expiration    For Option Term
Name                      Granted(#)      Fiscal Year         ($/Share)      Date                   5%       10%
----                      ----------      -----------         ---------      ----                   --       ---
Michael W. Gullion        70,000(1)       37.2%               $12.13(1)      2/11/2008       $534,000       $1,353,000
Keith E. Bouchey          25,000(1)       13.3%               $12.13(1)      2/11/2008       $191,000         $483,000

(1) Options granted on February 11, 1998 were adjusted following a 100% stock dividend in the form of a 2 for 1 stock split on May 18, 1998 to prevent diminution or dilution of such awards as provided in the 1996 Equity Compensation Plan. As a result, shares covered by outstanding option awards were multiplied by two and the per share exercise prices of outstanding option awards were divided by two.

                    Aggregated Option/SAR Exercises in Last
                    Fiscal Year and FY End Option/SAR Values

                                                                             Number of
                                                                            Underlying
                                                                            Unexercised       Value of Unexercised
                                                                         Options at Fiscal  In the Money Options at
                                                                           Year End (#)        Fiscal Year End($)

                            Shares Acquired             Value              Exercisable/           Exercisable/
Name                        Of Exercise(#)           Received($)           Unexercisable          Unexercisable
-----                       ---------------         ------------          ----------------   -----------------------
Michael W. Gullion                 0                      0              84,000/56,000       $754,250/$182,000

Keith E. Bouchey                   0                      0              30,000/20,000      $269,375/$65,000

Employment Contracts

         Messrs. Gullion and Bouchey (the "Executives") have entered into employment agreements with the Company (each an "Agreement"). The terms of the Agreements are three years (automatically renewed on each anniversary date of the Agreements unless either party gives notice of its intention not to renew) and provide that Mr. Gullion will be the Chairman, Chief Executive Officer and Mr. Bouchey will be Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of the Company. Throughout the employment period, each of the Executives will be nominated by the Board of Directors for directorships and the base compensation of the Executives and their opportunity to earn incentive compensation will be at least as great as in existence prior to the effectiveness of the Agreements. An Executive may be terminated for "cause" only (as defined in the Agreement). An Executive may terminate the Agreement for "good reason", which is defined as a material breach of the Agreement by the Company. The death or disability of an Executive automatically terminates the Agreement.

         If the Company terminates an Agreement for cause or an Executive terminates without good reason, neither the Company nor the Executive has any further obligations to the other. If the Company terminates an Executive without cause (as defined in the Agreement), an Executive terminates for good reason (as defined in the Agreement), or a Change in Control (as defined below) of the Company occurs, the Company is obligated to pay the Executive three times the present value of the Executive's long and short term compensation in place immediately prior to the termination or Change in Control, provided that such benefits cannot exceed an amount that would be subject to federal excise taxes.

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

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended December 31, 1998, there were no interlocking relationships between any executive officers of the Company and any entity whose directors or executive officers serve on the Board's Compensation Committee, nor did any current or past officers serve on the Compensation Committee.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee (the "Committee") is composed of three independent non employee Directors. The Committee is responsible for setting and administering executive officers' salaries and the annual bonus and long term incentive plans that govern the compensation paid to executives of the Company.

Compensation Philosophy

         The Company's compensation programs are designed to provide executives with a competitive base salary and with incentives linked to the performance of the Company and the individual. The Committee previously engaged the services of an independent compensation consultant to assist it and has developed the following guidelines for establishing executive compensation:

         Competitiveness: Base salaries for executives should be reasonably commensurate with those paid by comparable companies.

         Entrepreneurialism: Each executive will have the opportunity to earn total annual compensation, including bonuses, at approximately the 75th percentile of comparable companies.

         Long Term Incentives: In order to create a sense of executive ownership in and commitment to the Company, the Committee has adopted a stock option plan that provides executives stock options.

         The Committee selects comparable companies for purposes of determining competitive compensation levels based upon their size, industry and other factors the Committee considers appropriate. These companies may or may not be included in computing the indices used to prepare the common stock performance graph.

         Annual Compensation

                  Total annual cash compensation for executive officers of the Company consists of a base salary and a potential annual cash bonus based upon a target incentive opportunity established each year by the Committee.

                  The Committee approves the base salary of each executive officer on a subjective basis at a level believed to be sufficient to attract and retain qualified individuals. In making this determination, the Committee considers the executive's performance, salary levels at other competing businesses and the Company's performance. In approving salaries and incentive bonus plan payments for 1998, the Committee considered, among other matters, the Company's performance during 1998 and the compensation of similar level executives employed by comparable companies for which information was available, although the Committee did not target compensation to any particular group of these companies. The factors impacting base salary levels are not independently assigned specific weights but are subjectively considered by the Committee.

                  The incentive bonus plan for executive officers consists of various objective and subjective criteria related to areas for which each such executive has responsibility as well as for Company wide performance. Under the incentive bonus plan, each executive has a target bonus percentage with an opportunity to earn up to a maximum amount approved by the Committee. The target and maximum incentive bonus opportunity is stated as a percentage of base salary. The percentage increases relative to the executive's level of responsibility within the Company. The Committee believes that this structure is appropriate given that an executive's ability to affect the overall performance of the Company increases with the level of responsibility. For executives other than the Chief Executive Officer, the executive's target incentive bonus ranges from 10% to 20% of base salary, depending upon the executive's level.

                  In February of 1998, the Committee set Mr. Gullion's base salary at $250,000. His 1998 compensation also included $112, 500 (45% of his base salary) in payments earned under the Company's incentive bonus plan. Mr. Gullion received the maximum incentive available under the incentive bonus plan for 1998, based largely upon the Company's success during the year as measured by: (i) a 107% increase in the market capitalization of the Company; (ii) a 116% growth in the Company's assets; (iii) a 144% increase in earnings; and (iv) the substantial improvement in the return on the Company's assets, when adjusted for the impact of acquisitions made during the year. For 1999, Mr. Gullion's base salary will remain $250,000. However, his target incentive bonus opportunity will be increased from 45% to 60% of his base salary.

         Long Term Incentive Compensation

                  The Board of Directors and the Company believe that stock options create a mutuality of interests between the Company's executive officers and stockholders. The long term incentive compensation for executive officers has consisted of awards of stock options granted under the Company's stock option plan. The stock option plan provides option recipients the right to purchase shares of Common Stock at a specified exercise price. All stock options issued to executive officers generally have exercise prices equal to the fair market value of the Common Stock on the date of the option grant. The number of options awarded to each executive was determined by reference to the group of comparable companies described above.

         Committee Members

         Allen D. Petersen
         William F. Wright
         D. Michael Browne

         Compensation of Directors

                  Non employee directors of the Company in 1998 received $8,000 annually, $1,000 per meeting attended, $500 per telephonic meeting and options to purchase 3,000 shares of the Company's Common Stock at an exercise price of $12.13 per share for serving on the Board of Directors. The option awards, originally granted for 1,500 shares at an exercise price of $24.25 on February 11, 1998, were subsequently adjusted by the Compensation Committee following a 100% stock dividend in the form of a two for one stock split on May 18, 1998 to prevent the diminution or dilution of such awards under the Company's 1996 Equity Compensation Plan. In addition, the Company reimburses directors for expenses incurred in connection with attendance at meetings of the Board of Directors and committees thereof. Employees of the Company receive no additional compensation for serving as a director.

         Common Stock Performance

                  The graph set forth below is based upon information provided by SNL Securities L.C. and compares the yearly percentage change in cumulative stockholder return of the Company's Common Stock since November 19, 1996 (the date the Company completed its initial public offering of Common Stock) against the cumulative return of the NASDAQ Stock (U.S.), the SNL $250 $500 Million Bank Index, the SNL $500 Million $1 Billion Bank Asset Size Index and the SNL All Bank and Thrift Index covering the same time period. On account of the Company's growth in 1998 the SNL $500 Million $1 Billion Bank Asset Size Index was added to the graph. The graph is based on $100 invested on November 19, 1996 in the Company's Common Stock, the NASDAQ Stock (U.S.), the SNL $250 $500 Million Bank Index, the SNL $500 Million $1 Billion Bank Asset Size Index and the SNL All Bank and Thrift Index, each assuming dividend reinvestment. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

                                                                                Period Ending
                                                  --------------------------------------------------------------------------
      Index                                        11/19/96    12/31/96     6/30/97     12/31/97     6/30/98     12/31/98
    ------------------------------------------------------------------------------------------------------------------------
     Gold Banc Corporation, Inc.                      100.00       101.48       169.54      298.71      486.21       365.50
     NASDAQ   Total US                                100.00       102.51       114.72      125.76      151.41       176.78
     SNL $250M $500M Bank Index                       100.00       103.71       129.73      179.37      190.19       160.63
     SNL All Bank & Thrift Index                      100.00       100.50       122.12      154.28      170.55       163.76
     SNL $500M $1B Bank Asset Size Index              100.00       105.42       128.41      171.36      189.75       168.49

        ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

         The following table sets forth information as of February 28, 1999 concerning the shares of Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Stock, (ii) each of the directors of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power over the shares listed.

         Name and Address of                                Number of Shares                         Percentage of Shares
         Beneficial Owner                                   Beneficially Owned                       Beneficially Owned
         -------------------                                ------------------                       --------------------
         Michael W. Gullion(1)                                   1,840,735                              10.66%
         11301 Nall Avenue
         Leawood, Kansas  66221

         William R. Hagman, Jr.(2)                                 854,607                                 4.97%
         224 Via Napoli
         Naples, Florida  34105

         William Wallman(3)                                         441,402                                2.57%
         538 West Mary
         Beatrice, Nebraska  68310

         William F. Wright(3)                                       322,620                                1.88%
         1431 Stratford Court
         Del Mar, California  92014

         Allen D. Petersen (3)(4)                                   311,256                                1.81%
         1220 West County Line Road
         Barrington Hills, Illinois  60010

         Keith E. Bouchey(5)                                         72,220                                  *
         11301 Nall Avenue
         Leawood, Kansas  66211
                                                                                                             *
         D. Michael Browne(6)                                        60,106
         6450 Campbell Drive
         Lincoln, Nebraska  68510

         Malcolm M. Aslin                                                100                                 *
         11301 Nall Avenue
         Leawood, Kansas  66211

         Directors  and  executive  officers as a                2,836,048                                 16.39%
         group (9 persons)

         *Less than 1%.

(1) Includes: (i) 1,067,478 shares for which Mr. Wallman, Mr. Petersen, Mr. Wright or The Lifeboat Foundation are the record owners and that are subject to the terms of agreements granting Mr. Gullion voting control over such shares; (ii) 21,332 shares held by the Gold Banc Corporation, Inc. Employee Stock Ownership Plan and Trust that are not allocated to individual accounts and over which Mr. Gullion, as Plan Administrator, has voting control; (iii) 1,422 shares owned by Mr. Gullion's wife, as custodian for their children under the Kansas Uniform Transfers to Minors Act; (iv) 711 shares owned by Mr. Gullion's child, and (v) 84,000 shares that can be acquired pursuant to options that are presently exercisable.

(2) Includes: (i) 518,641 shares for which Dorothy F. Hagman, Trustee u/t/a 9/13/82; Phyllis Estrada, Trustee u/t/a 9/3/82; John R. Hagman, Trustee u/t/a 12/19/97; Susan G. Hagman, Trustee u/t/a 12/19/97; Sharon R. Redmond and Richard I. Redmond, JTWROS; Hagman Associates, L.P. of which Mr. Hagman is Managing Partner; and H&H Investment Partnership, of which Mr. Hagman is a partner, are the record owners and that are subject to the terms of proxies granting Mr. Hagman the right to vote such shares; (ii) 100,001 shares owned by the Hagman Family Irrevocable Trust #1, of which Mr. Hagman is co trustee; (iii) 117,649 shares owned by the Hagman Family Irrevocable Trust #2, of which Mr. Hagman is co trustee; and (iv) 118,316 shares owned by William R. Hagman, Jr., Trustee u/t/a 12/19/86.

(3) Subject to the terms of an agreement granting Mr. Gullion voting control over such shares; includes 2,600 shares that may be acquired pursuant to options that are presently exercisable.

(4) 308,656 of these shares are owned by The Lifeboat Foundation. Mr. Petersen is one of three directors of The Lifeboat Foundation. The Lifeboat Foundation has granted Mr. Gullion an irrevocable proxy to vote each of these shares. Mr. Petersen disclaims beneficial ownership of the shares owned by The Lifeboat Foundation.

(5) Includes: (i) 30,000 shares held in the name of Holyrood Bancshares, Inc., of which Mr. Bouchey is a director, officer and stockholder; (ii) 1,200 shares owned by children of Mr. Bouchey; and (iii) 30,000 shares that may be acquired pursuant to options that are presently exercisable.

(6) Includes: (i) 33,486 shares owned by the D. Michael Browne Trust #1, of which Mr. Browne is trustee; (ii) 24,020 shares owned by the Susan C. Browne Trust #1, of which Mr. Browne is trustee; and (iii) 2,600 shares that may be acquired pursuant to options that are presently exercisable.

         Mr. Gullion has entered into an agreement, as amended, with Mr. Wallman pursuant to which Mr. Wallman has granted to Mr. Gullion an irrevocable proxy to vote all shares of Common Stock owned or subsequently acquired by Mr. Wallman. The agreement also grants to Mr. Gullion: (i) a 180 day first right of refusal in the event Mr. Wallman receives a bona fide offer from a third party to purchase some or all of the shares of Common Stock held by Mr. Wallman or certain permitted transferees to whom Mr. Wallman may transfer shares; and (ii) in the event Mr. Wallman dies, a 180 day option to purchase some or all of the shares of Common Stock held by Mr. Wallman or certain permitted transferees to whom Mr. Wallman may transfer shares. This agreement terminates on the earlier to occur of: (i) the date Mr. Gullion ceases to be Chairman and/or Chief Executive Officer of the Company; or (ii) six months after Mr. Wallman's death.

         Mr. Gullion has also entered into an agreement, as amended, with Mr. Wright, Mr. Petersen and The Lifeboat Foundation pursuant to which Mr. Wright, Mr. Petersen and The Lifeboat Foundation have granted to Mr. Gullion an irrevocable proxy to vote all shares of Common Stock owned or subsequently acquired by Mr. Wright, Mr. Petersen or The Lifeboat Foundation. Such proxy continues until the earlier of: (i) the date Mr. Gullion ceases to be Chairman and/or Chief Executive Officer of the Company; or (ii) termination of the agreement as described below. The agreement grants to Mr. Gullion a 90 day first right of refusal in the event either Mr. Wright, Mr. Petersen or The Lifeboat Foundation receives a bona fide offer from a third party to purchase, or proposes to sell on the public market, some or all of the shares of Common Stock held by such individual or by certain permitted transferees to whom such individual may transfer shares. The agreement also grants to Mr. Wright and Mr. Petersen a 90 day first right of refusal in the event Mr. Gullion receives a bona fide offer from a third party to purchase, or proposes to sell on the public market, some or all of the shares of Common Stock held by Mr. Gullion or certain permitted transferees to whom Mr. Gullion may transfer shares. The agreement terminates in 2006.

        ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In 1998 CompuNet Engineering, L.L.C. provided $1,127,000 in products and services to the Company and its affiliates, including computer hardware and software and services in the areas of operations consulting, local and wide area computer networks, video conferencing systems, and consolidated back office services. The Company has entered into an agreement to purchase CompuNet, subject to regulatory approval which was received on March 22, 1999, for a purchase price of $4.3 million. It is expected that CompuNet will become a wholly owned subsidiary of the Company. Currently, Mr. Aslin and Joseph F. Smith are the controlling owners of CompuNet. Mr. Smith is also Executive Vice President and Chief Technology Officer of the Company.

         Certain of the officers, directors and principal stockholders of the Company and its subsidiary banks, and members of their immediate families and businesses in which these individuals hold controlling interests, are customers of the Company's banks and it is anticipated such parties will continue to be customers of the banks in the future. Credit transactions with these parties are subject to review by each bank's Board of Directors. All outstanding loans and extensions of credit by the banks to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and, in the opinion of management, did not and do not involve more than the normal risk of collectibility or present other features unfavorable to the banks. The aggregate balance of loans and advances under existing lines of credit to these parties was $9.1 million and $9.3 million at December 31, 1998 and 1997, respectively.

         The First State Bank and Trust Company ("First State Bank"), a wholly owned subsidiary of the Company, is a defendant in an adversary proceeding, filed on July 23, 1998, styled Nelson v. The First State Bank and Trust Company in a bankruptcy case pending in the Federal Bankruptcy Court for the Western District of Missouri, filed on October 14, 1997, styled In re: Hagman's Inc. Hagman's Inc. was owned by William R. Hagman, Jr.'s deceased brother Kenneth R. Hagman. Until his death on September 8, 1997, Kenneth R. Hagman served as a director of First State Bank. William R. Hagman, Jr. has had no interest, direct or indirect, in Hagman's Inc. since 1983. In the adversary proceeding, the bankruptcy trustee alleges that First State Bank received preferential transfers from Hagman's Inc. in settlement of loans and bank overdrafts of approximately $694,000 plus interest prior to the commencement of the Hagman's Inc. bankruptcy case. There is an issue as to whether First State Bank properly perfected its security interest in the debtor's inventory. First State Bank and the trustee each filed motions for summary judgment on the issue of perfection both of which the court denied. First State Bank and the trustee then agreed to a settlement that is subject to court approval, which is expected in early April 1999. As a result of this pending settlement, First State Bank will be required to recognize a charge to its existing reserve for loan losses.

        ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                          FORM 8-K.

         (a)      Exhibits

         3(a)     Restated Articles of Incorporation of the Company*

         3(a)(i)  Certificate of Amendment to Restated Articles of
                  Incorporation**

         3(b)     Amended and Restated Bylaws of the Company*

         4        Form of Common Stock Certificate*

         9(a) Proxy Agreement/Shareholder Agreement between Michael W. Gullion and William Wallman, dated as of September 15, 1996*

         9(b) Proxy Agreement/Shareholder Agreement between Michael W. Gullion and William F. Wright, dated as of September 15, 1996*

         9(c) Accession of The Lifeboat Foundation to the Proxy Agreement/Stockholder Agreement among Michael W. Gullion, William Wright and Allen Petersen, dated as of May 28, 1997***

         9(d) Addendum to Proxy/Shareholder Agreement between Michael W. Gullion and William Wallman dated as of February 10, 1999.

         9(e) Addendum to Proxy/Shareholder Agreement among Michael W. Gullion, Allen D. Peterson, William F. Wright and The Lifeboat Foundation, dated as of February 10, 1999.

         10(a)    Employment Agreement between the Company and Michael W.
                  Gullion*

         10(b) Amendment to Employment Agreement between the Company and Michael W. Gillion.

         10(c)    Employment Agreement between the Company and Malcolm M. Aslin

         10(d)    Employment Agreement between the Company and Keith E. Bouchey*

         10(e) Employment Agreement between the Company, CompuNet Engineering, Inc. and Joseph F. Smith.

         10(f)    Gold Banc Corporation, Inc. 1996 Equity Compensation Plan*

         10(g)    Form of Tax Sharing Agreements between the Company and the
                  Banks*

         10(h) Form of Federal Home Loan Bank Credit Agreement to which each of the Banks is a party*

         10(i) Form of Junior Subordinated Indenture dated as of December 15, 1977 between the Company and Bankers Trust Company as Trustee.***

         10(j) Form of Trust Agreement dated as of December 15, 1997 between the Company and Bankers Trust (Delaware) as Trustee.***

         10(k) Form of Amended and Restated Trust Agreement among the Company, Bankers Trust Company, as Property Trustee, Bankers Trust (Delaware), as Delaware Trustee and various holders of Trust Securities.***

         10(l) Form of Guarantee Agreement between the Company, as Guarantor, and Bankers Trust Company, as Trustee, dated as of December 15, 1997.***

         10(m) Registration Rights Agreement among the Company, Daniel Buford, Sam Buford, Sharon Buford, Stephen Buford, Dillard Enterprises, L.L.C., Eric M. Bohne Revocable Family Trust #1, and Eric M. Bohne Revocable Family Trust #2, dated as of December 10, 1998.

         21       List of Subsidiaries of the Company

         27       Financial Data Schedule

         *Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference .

         **Previously filed as an Exhibit to the Company's Registration Statement on Form S-4 No. 333-28563 and the same is incorporated herein by reference.

         ***Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849.

(b)      Reports on Form 8-K

         The Company filed the following three Current Reports on Form 8-K during the fourth quarter of 1998:

          (1) Form 8-K filed on November 15, 1998, reporting on the Company's completed acquisition of First State Bancorp, Inc. on October 21, 1998 under Items 2 and 7.

          (2) Form 8-K filed on December 15, 1998, reporting the Company's consolidated revenue and net income for the eleven month period ending November 30, 1998 under Item 5.


          (3) Form 8-K filed on December 21, 1998, reporting on the Company's completed acquisition of Citizens Bancorporation, Inc. on December 10, 1998 under Items 2 and 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GOLD BANC CORPORATION, INC.
                                                (Registrant)

                                      By:   /s/ Michael W. Gullion
                                         ----------------------------------
                                                Michael W. Gullion
                                                Chief Executive Officer
Dated:  March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

     Signature                                 Title                                     Date
     ---------                                 -----                                     ----
/s/ Michael W. Gullion                         Chairman of the Board and            March 29, 1999
----------------------------------------       Chief Executive
Michael W. Gullion                             Officer (Principal Executive
                                               Officer)


/s/ Malcolm M. Aslin                           Director, President and              March 29, 1999
----------------------------------------       Chief Operating Officer
Malcolm M. Aslin


/s/ Keith E. Bouchey                           Director, Executive Vice             March 29, 1999
----------------------------------------       President, Chief Financial
Keith E. Bouchey                               Officer and Corporate
                                               Secretary (Principal
                                               Financial Officer)


/s/ Brian J. Ruisinger                         Treasurer and Controller             March 29, 1999
----------------------------------------       (Principal Accounting
Brian J. Ruisinger                             Officer)



/s/ William Wallman                            Director                             March 29, 1999
----------------------------------------
William Wallman


/s/ D. Michael Browne                          Director                             March 29, 1999
----------------------------------------
D. Michael Browne


/s/ William F. Wright                          Director                             March 29, 1999
----------------------------------------
William F. Wright


                                               Director                             March   , 1999
----------------------------------------
Allen D. Petersen


                                      INDEX
                                      -----

ITEM 1.  BUSINESS

ITEM 2.  PROPERTIES

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K