Form 10-Q
period 1999-03-31
GOLD BANC CORP INC
filed 1999-05-14
CIK 1015610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ___________ to________________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Class                               Outstanding at April 30, 1999

--------------------------                      ------------------------
Common Stock, $1.00 par value                         17,181,618

                           GOLD BANC CORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED March 31, 1999

                                                                           PAGE
PART I:   FINANCIAL INFORMATION

          ITEM 1:  FINANCIAL STATEMENTS......................................1

          Consolidated Balance Sheets at March 31, 1999 (unaudited)
          and December 31, 1998..............................................1

          Consolidated Statements of Earnings - Three months ended
          March 31, 1999 and March 31, 1998 (unaudited)......................2

          Consolidated Statements of Cash Flows - Three months ended
          March 31, 1999 and March 31, 1998 (unaudited)......................3

          Notes to Consolidated Financial Statements.........................4

         ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS................................................6

         ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK.........................................9

PART II: OTHER INFORMATION

         ITEM 1:  LEGAL PROCEEDINGS..........................................10

         ITEM 2:  CHANGES IN SECURITIES......................................10

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES............................10

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS....................................................10

         ITEM 5:  OTHER INFORMATION..........................................11

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K...........................11

                  SIGNATURES.................................................12


                                     PART I
                              FINANCIAL INFORMATION
                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                March 31, 1999       Dec. 31, 1998
                                                                --------------       -------------
                                                                 (unaudited)

                                  Assets
Cash and due from banks                                           $ 31,230             $36,305
Federal funds sold and interest-bearing deposits                    69,482              62,798
                                                                    ------              ------
        Total cash and cash equivalents                            100,712              99,103
                                                                   -------              ------

Investment securities
     Held-to-maturity securities                                        26                  63
     Available-for-sale securities                                 236,708             225,606
     Trading securities                                              4,371               3,851
                                                                     -----               -----
     Total investment securities                                   241,105             229,520
                                                                   -------             -------
     Mortgage loans held for sale                                    2,933               5,425
     Loans, net                                                    734,100             717,939
     Premises and equipment, net                                    28,193              26,183
     Goodwill                                                       17,061              13,328
     Accrued interest and other assets                              23,493              19,858
                                                                    ------              ------
Total assets                                                    $1,147,597          $1,111,356
                                                                ==========          ==========

                   Liabilities and Stockholders' Equity
Liabilities:

     Deposits                                                   $ 950,025             $926,687
     Securities sold under agreements to repurchase                18,006                6,644
     Guaranteed preferred beneficial interests in company's
     debentures                                                    28,750               28,750
     Federal funds purchased, long-term debt and other borrowings  54,758               57,526
    Accrued interest and other liabilities                          9,505                7,938
                                                                    -----                -----
 Total liabilities                                             $1,061,044           $1,027,545
                                                               ----------           ----------
Stockholders' equity:

     Common stock, $1.00 par value, 25,000,000 shares
     authorized, 17,181,618 shares issued and outstanding          17,182               17,182
     Additional paid-in capital                                    29,200               29,200
     Retained earnings                                             39,974               37,235
     Unrealized gain on available-for-sale securities, net            394                  391
     Unearned compensation                                           (197)                (197)
                                                                     ----                 ----
        Total stockholders' equity                                $86,553              $83,811
                                                                  -------              -------
Total liabilities and stockholders' equity                     $1,147,597           $1,111,356
                                                               ==========           ==========



                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                           For The Three Months Ended
                      (In thousands, except per share data)
                                   (unaudited)

                                                           March 31, 1999        March 31, 1998
                                                           --------------        --------------

Interest income:                                                 $16,564               $ 13,531
   Loans, including fees                                           3,206                  2,640
   Investments securities                                            876                    624
                                                                     ---                    ---
   Other                                                          20,646                 16,795
                                                                  ------                 ------

Interest expense:
   Deposits                                                        9,401                  7,818
   Borrowings and Other                                            1,559                  1,016
                                                                   -----                  -----
                                                                  10,960                  8,834
                                                                  ------                  -----

   Net interest income                                             9,686                  7,961

Provision for loan losses                                            496                    810
                                                                     ---                    ---
   Net interest income after provision for loan losses             9,190                  7,151
                                                                   -----                  -----

Other income;
   Service fees                                                      908                   655
   Net gains on sale of mortgage loans                               156                   225
   Net securities gains (losses)                                     167                     1
   Gain on sale of other assets                                        5                     4
   Net unrealized gains (losses) on trading assets                   (37)                   49
   Investment trading fees & commissions                             976                   691
   Other                                                           1,136                   285
                                                                   -----                   ---
                                                                   3,311                 1,910
                                                                   -----                 -----
Other expense
   Salaries and employee benefits                                  3,865                 2,975
   Net occupancy expense                                           1,287                   768
   Federal deposit insurance premiums                                 17                    21
   Other                                                           2,601                 1,788
                                                                   -----                 -----
                                                                   7,770                 5,552
                                                                   -----                 -----
   Earnings before income taxes                                    4,731                 3,509

Income taxes                                                       1,649                   698
                                                                   -----                   ---

   Net earnings                                                  $ 3,082                $ 2,811
                                                                 =======                =======

Net earnings per share-basic and diluted                          $ 0.18                 $ 0.17
                                                                  ======                 ======
Pro forma net earnings (Note 1)                                                         $ 2,333
                                                                                        =======
Pro forma earnings per share - basic and diluted (Note 1)                                $ 0.14
                                                                                         ======


                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           For the Three Months Ended
                                 (In thousands)
                                   (unaudited)
                                                           March 31, 1999        March 31, 1998
                                                           --------------        --------------

Cash flows from operating activities:
     Net earnings                                                $ 3,082               $ 2,811
     Adjustments  to reconcile  net  earnings to net cash
     provided by operating activities:
        Provision for loan losses                                    496                   810
        Net gains on sales of available-for-sale securities         (167)                   (1)
        Amortization of investment securities' premiums, net of
          accretion                                                   85                  (261)
        Depreciation and amortization                                712                   446
        Gain on sale of assets, net                                   (5)                   (4)
        Purchases of trading securities, net of sales               (557)               (4,135)
        Unrealized (gain) loss on trading securities                  37                   (49)
        Originations of mortgage loans held for sale, net of sales
          proceeds                                                 2,491                (1,672)
        Other changes:
           Accrued interested receivable and other assets         (2,899)                 (611)
           Accrued interest payable and other liabilities          1,330                  (711)
                                                                   -----                  ----
              Net Cash provided by (used in) operating activities $4,605                (3,377)

Cash flows from investing activities:
     Net increase in loans                                       (16,656)              (18,078)
     Principal collections and proceeds maturities of
       H-T-M securities                                               36                   102
     Principal collections and proceeds from sales
      and maturities of A-F-S                                    662,529               575,340
     Purchases of H-T-M securities                                     0                     0
     Purchases of A-F-S securities                              (673,549)             (585,470)
     Net additions to premises and equipment                      (1,273)               (1,873)
     Proceeds from sale of other assets                                5                     4
     Cash paid in acquisitions, net of cash received              (5,161)                  231
                                                                  ------                   ---
               Net cash used in investing activities            $(34,069)             $(29,744)

Cash flows from financing activities:
     Increase in deposits                                         23,338                22,754
     Net increase (decrease) in short-term borrowings             15,876                (6,588)
     Principal payments on long-term debt                         (7,797)                8,039
     Dividends paid                                                 (344)                 (161)
                                                                    ----                  ----
               Net cash provided by financing activities         $31,073               $24,044

          Decrease in cash and cash equivalents                    1,609                (9,077)

          Cash and cash equivalents, beginning of quarter         99,103                78,269
                                                                  ------                ------
          Cash and cash equivalents, end of quarter              100,712                69,192
                                                                 =======                ======

Supplemental schedule of non-cash financing activities:
     Issuance of common stock for acquisitions                         0                 5,982

Non-cash activities related to purchase acquisitions:
     Investing activities:
       Increase in investments                                         0                14,339
        Net increase in loans                                          0                19,099
        Increase in land, buildings, and equipment                 1,264                   493
     Financing activities:
       Increase in deposits                                            0                26,411
       Increase in short term borrowings                               0                 4,986
       Increase in long term borrowings                              515                 1,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   Basis of presentation.

     The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1998 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company's subsidiaries, Exchange National Bank, Citizens State Bank and Trust Company, Provident Bank, f.s.b., Peoples National Bank, The Farmers National Bank of Oberlin, The First National Bank in Alma, The Farmers State Bank of Sabetha, Peoples State Bank of Colby, The First State Bank and Trust Company, Citizens Bank of Tulsa (the "Banks"), Midwest Capital Management, Inc., The Trust Company and CompuNet Engineering, Inc. All significant intercompany balances and transactions have been eliminated.

     The December 31, 1998 consolidated balance sheet has been derived from the audited financial statements. The consolidated balance sheet as of March 31, 1999, and the consolidated statements of earnings and cash flows for the three months ended March 31, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of operations for those periods. The Consolidated Statements of Earnings for the three months ended March 31, 1999 is not necessarily indicative of the results that will be achieved for the entire year.

     1998 results have been restated to reflect the effects of two pooling of interests acquisitions completed in the fourth quarter of 1998. Pro forma results for 1998 include adjustments for income taxes related to Subchapter S corporate earnings of Citizens Bank of Tulsa. Per share data for 1998 has been restated to reflect a two for one stock split completed in May 1998.

     2.   Earnings per common share.

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted income per share includes the effects of all dilutive potential common shares outstanding during each period. The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 1999 and 1998 are shown below (in thousands):

--------------------------------------------------------------------------------
                                                          1999         1998
--------------------------------------------------------------------------------

Weighted average common shares outstanding              17,182        16,212
Stock options                                              129            82
--------------------------------------------------------------------------------
                                                        17,311        16,294
--------------------------------------------------------------------------------

     3.   Stock options.

     On February 12, 1999, the Company granted options to certain officers and employees of the Company and its subsidiaries to purchase a total of 130,700 shares of the Company's common stock at the closing price of the Company's common stock on that date. These options vest over a five year period at 20 percent per year.

     4.   Subsequent Events.

     On April 28, 1999, the Board of Directors declared a $.02 cash dividend on common shares to stockholders of record as of May 14, 1999, payable on May 24, 1999.

    5.  Legal proceedings.

        Between February 10, 1999 and March 22, 1999, Exchange National Bank was served with 24 petitions filed on behalf of individuals who purchased distributorships from an entity known as Parade of Toys, Inc. The petitions are filed in the District Court of Johnson County, Kansas. They allege that the defendants, including Exchange National Bank, were listed in trade reference sheets provided to plaintiffs by Parade of Toys and that the defendants made false and misleading misrepresentations on which plaintiffs relied to their detriment. The petitions allege fraud, negligent misrepresentation, civil conspiracy, and negligence. The damages claimed by each plaintiff range between $17,900 and $37,900.

          Exchange National Bank has learned, though it has not been served with any petitions, that it has been named as a defendant in three additional actions commenced on behalf of Parade of Toys distributors in the District Court of Johnson County, Kansas. The three actions are brought by a total of 388 plaintiffs. On the advice of counsel and based upon a prior effort by these plaintiffs to prosecute claims in federal court against Exchange National Bank, Management expects that the damages claimed by each will average approximately $20,000.

         Exchange National Bank has filed answers denying any liability in the 24 cases in which it has been served. Exchange National Bank intends to defend vigorously these and all additional claims filed against it by Parade of Toys distributors.

          The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such routine pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition or results of operations.

     6.   Comprehensive Income

          Comprehensive income, as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was $ 3.085 million and $
3.076 million for the three months ended March 31, 1999 and 1998, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains on available-for-sale securities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's net income was $3.1 million for the three months ended March 31, 1999, compared to net income of $2.8 for the three months ended March 31,1998, yielding an annualized return on average assets ("ROA") of 1.09% for the three months ended March 31, 1999, compared to 1.07% for the three months ended March 31, 1998. Return on average common stockholders' equity ("ROE") for the three months ended March 31, 1999 and 1998 was 14.48% and 15.25%, respectively. The earnings increase for the first quarter of 1999 over 1998 was primarily due to the addition of five new subsidiaries: The Farmers State Bank of Sabetha, Peoples State Bank of Colby, Tri-County National Bank, The Trust Company and CompuNet Engineering, Inc. (the "Acquisitions") each accounted for as purchases by the Company since March 31, 1998. Pro forma earnings for the three months ended March 31, 1998 were $2.3 million when adjusted for income taxes on Subchapter S corporate earnings of Citizens Bancorporation, Inc., which the Company acquired in 1998, yielding an annualized ROA of 1.07% and ROE of 12.66%.

FINANCIAL CONDITION

     Total assets were $1.1 billion at March 31, 1999, an increase of $36.2 million from December 31, 1998. Total average assets were $1.1 billion for the three months ended March 31, 1999, compared to $975.9 million for the twelve months ended December 31, 1998. Average interest-earning assets were $1.0 billion for the three months ended March 31, 1999 and $882.8 million for the three months ended December 31, 1998. Assets increased $36 million during the first quarter of 1999 due to one acquisition and internal growth. Loans grew $14 million during the first quarter of 1999 as a result of internal growth primarily at Exchange National Bank's Leawood and Shawnee, Kansas locations.

     The internal growth in net loans from December 31, 1998 to March 31, 1999, was funded through an increase in deposits of $23 million. The allowance for loan losses increased to $11.2 million at March 31, 1999 from $10.8 million at December 31, 1998. The allowance represented 1.49% and 1.46% of total loans as of March 31, 1999 and December 31, 1998, respectively.

RESULTS OF OPERATIONS

Net Interest Income

     Total interest income for the three months ended March 31, 1999, was $20.6 million, a 22.9% increase over the three months ended March 31, 1998. Average total earning assets increased $228.9 million or 28.4% for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The increase is primarily the result of loan growth at Exchange National Bank's offices in Leawood and Shawnee, Kansas and the Acquisitions.

     Total interest expense for the first quarter of 1999 was 24.1% higher than in the first quarter of 1998 as a result of a 30.0% increase in deposits and other interest-bearing liabilities. Average total interest-bearing liabilities increased by $216.3 million or 30.2% during the first quarter of 1999 compared to March 31, 1998, primarily due to the Acquisitions and to the increased volume in interest bearing deposits.

     Net interest income was $9.7 million for the first three months ended March 31, 1999, compared to $8.0 million for the same period in 1998, an increase of 21.7%. This increase is attributable to significantly greater loan volumes primarily originated from Exchange National Bank's Leawood and Shawnee, Kansas locations and the Acquisitions. The Company's net interest margin decreased from 3.98% for the three months ended March 31, 1998 to 3.83% for the three months ended March 31, 1999, as a result of lower yields on loans due to a drop in the prime rate and increased competition.


Provisions for Loan Losses

     The provision for loan losses for the three months ended March 31, 1999, was $496,000, a decrease of $314,000, or 38.8% from the $810,000 provision during the comparable 1998 period. The allowance for loan losses represented 1.49% and 1.42% of total loans as of March 31, 1999 and March 31, 1998, respectively. The Company monitors its reserve for loan losses to total loans ratio on a monthly basis in order to maintain a ratio within internally defined guidelines of 1.15% to 1.65%.

Other Income

     Other income for the three months ended March 31, 1999, increased $1.4 million, or 73.4% from the same period in 1998. This increase is primarily a result of Acquisitions and increased service charges on deposit accounts.

Other Expense

     Other expense increased by $2.2 million for the three months ended March 31, 1999, as compared to the same period in 1998. This increase was primarily due to increased salaries and benefits expenses and other non interest expenses, such as investor relations, professional fees, advertising, and acquisition related expenses. Net occupancy expense increased primarily due to the Acquisitions. The Company's overall efficiency ratio increased during the first quarter of 1999 to 63.02% compared to 61.31% for the first quarter in 1998.

Income Tax Expense

     Income tax expense for the three months ended March 31, 1999 and March 31, 1998 was $1.6 million and $698,000 respectively. The effective tax rates for those periods were 34.9% and 19.9%, respectively. The 1998 figure does not include taxes on the earnings of Citizens Bancorporation, Inc., formerly the parent company of Citizens Bank of Tulsa and a Subchapter S corporation the Company acquired in December 1998. Pro forma tax expense for the three months ended March 31, 1998 if Citizens had not been a Subchapter S corporation would have been $1.2 million yielding an effective tax rate of 33.5%.

CAPITAL AND LIQUIDITY

     At March 31, 1999, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 8.62%, 12.14%, 13.52% respectively, compared to minimum required levels of 4%, 8% and 4%, respectively. At March 31, 1999, the Company had risk-weighted assets of $ 819.9 million. On April 28, 1999, the Company's Board of Directors declared a quarterly dividend in the amount of $.02 per common share.

     The Company established a line of credit in the amount of $15 million with a correspondent bank during the second quarter of 1998. Eleven million had been drawn under the line as of April 30, 1999. On May 11, 1999, the Company's and GBCI Capital Trust II's Form S-3 Registration Statement to register the issuance of the Company's junior subordinated debentures to the Trust and the sale of up to $40.25 million of the Trust's preferred securities was declared effective by the SEC. The Company expects to complete the offering during May 1999 and the securities will carry a tax deductible dividend (recognized by the Company as interest expense) of 9.12%.

YEAR 2000

State of Readiness

     In response to potential Year 2000 transition issues for computer and environmental systems, the Company is actively addressing these issues as they relate to the Company's subsidiaries and corporate systems. As with other financial institutions, the Company engages in a significant amount of business and reporting activity that depends on accurate date information, such as interest and other calculations pertaining to loans, deposits, assets and investments. The Company is taking steps to implement permanent solutions, rather than waiting until potential problems develop. A task force began work on identifying and assessing potential issues in 1997, and the Company is currently evaluating hardware and software solutions. Appropriate resources are being allocated for hardware systems and software, as needed, at each of the Company's subsidiaries.

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

Estimated Costs

     Expenses associated with this issue are expensed as incurred. Management expects to report periodically on its progress in addressing the Year 2000 transition and expects to be fully Year 2000 compliant within regulatory guidelines. As of March 31, 1999, the Company had incurred approximately 75% of its projected Year 2000 related expenses. The Company projects its actual expenditures will be approximately $1,000,000. Included in this amount are items such as computer hardware and software that may carry three to five year depreciable lives.

Risks

     As with other financial institutions, the Company engages in a significant amount of business and reporting activity that depends on accurate date information, such as interest and other calculations pertaining to loans, deposits, assets and investments. As a result, Year 2000 problems could result in a system failure or miscalculations that disrupt operations. The Company is taking steps to implement permanent solutions, rather than waiting until potential problems develop. Most of the Banks are scheduled to convert their core data processing from their current providers to Bankline Midamerica, Inc. The Company does not expect to convert any Banks later than the third quarter of 1999. However, the Company plans to convert its most recently acquired banking subsidiary, Citizens Bank of Tulsa, in the year 2000. The Company's schedule for conversions was established prior to the acquisition of Citizens, and because Citizens has already completed testing on its core data processing system and expects no problems the Company does not plan to modify that schedule.

     Management believes the Company's principal risk relating to Year 2000 issues lies in the potential inability of Bankline Midamerica's data processing system to process date sensitive information involving the Year 2000. The Company has tested the system and the results indicate the Company should expect no problems. Although the Company does not expect Year 2000 issues to have a material adverse affect on its internal operations, it is possible that Year 2000 issues could have a material adverse affect on (i) the Company's service providers and their ability to service the Company; and (ii) the Company's customers in the ability to continue to utilize the Company's services. The cumulative effect of such problems, if they occur, could have a material adverse effect on the Company.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risk from the disclosure contained in the Company's 1998 annual report on form 10-K.

                            PART II OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

          Between February 10, 1999 and March 22, 1999, Exchange National Bank was served with 24 petitions filed on behalf of individuals who purchased distributorships from an entity known as Parade of Toys, Inc. The petitions are filed in the District Court of Johnson County, Kansas. They allege that the defendants, including Exchange National Bank, were listed in trade reference sheets provided to plaintiffs by Parade of Toys and that the defendants made false and misleading misrepresentations on which plaintiffs relied to their detriment. The petitions allege fraud, negligent misrepresentation, civil conspiracy, and negligence. The damages claimed by each plaintiff range between $17,900 and $37,900.

          Exchange National Bank has learned, though it has not been served with any petitions, that it has been named as a defendant in three additional actions commenced on behalf of Parade of Toys distributors in the District Court of Johnson County, Kansas. The three actions are brought by a total of 388 plaintiffs. On the advice of counsel and based upon a prior effort by these plaintiffs to prosecute claims in federal court against Exchange National Bank, Management expects that the damages claimed by each will average approximately $20,000.

         Exchange National Bank has filed answers denying any liability in the 24 cases in which it has been served. Exchange National Bank intends to defend vigorously these and all additional claims filed against it by Parade of Toys distributors.

          The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such routine pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition or results of operations.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On April 28, 1999, the Company held its Annual Meeting of Stockholders. The following items were submitted for consideration by the stockholders.

     Item 1 - Election of Directors

               Three Class III directors, Michael W. Gullion, William Wallman and William R. Hagman, Jr., were elected at the Annual Meeting for terms expiring in 2002. Voting results were as follows:

                  15,794,262  votes or 91.9%  FOR
                      41,015  votes or  0.2%  AGAINST
                           0  votes  or   0%  ABSTAINED
                   1,346,341  votes or  7.9%  UNVOTED

               Class I Directors continuing in office are Malcolm M. Aslin, Keith E. Bouchey and William F. Wright. Class I directors' terms expire in 2000.

               Class II Directors continuing in office are D. Michael Browne and Allen D. Petersen. Class II Directors' terms expire in 2001.

     Item 2 - Approval of an amendment to the Restated Articles of Incorporation, as amended, to increase the authorized number of shares of capital stock. Item 2 was approved with the following voting results.

                  15,323,710 votes or 89.2%   FOR
                     434,893 votes or   .3%   AGAINST
                      76,673 votes or   .1%   ABSTAINED
                   1,346,342 votes or 10.4%   UNVOTED

     Item 3 - Ratification of appointment of independent auditors. The Audit Committee recommended the reappointment of KPMG LLP as the independent auditors for Company. Item 3 was approved with the following voting results:

                 15,712,897  votes or 91.4%  FOR
                    108,450  votes or   .6%  AGAINST
                     13,930  votes or   .1%  ABSTAINED
                  1,346,341  votes or  7.9%  UNVOTED

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

                                    GOLD BANC CORPORATION, INC.



Date:  May 14, 1999                 By:  /s/ Keith E. Bouchey
                                             Keith E. Bouchey
                                             Executive Vice President,
                                             Chief Financial Officer,
                                             and Corporate Secretary

(Authorized officer and principal financial officer of the registrant)