Form 10-Q
period 1999-06-30
GOLD BANC CORP INC
filed 1999-08-11
CIK 1015610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

         Class                                  Outstanding at July 31, 1999

__________________________                      __________________________
Common Stock, $1.00 par value                           17,181,618

                           GOLD BANC CORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1999


PART I:  FINANCIAL INFORMATION                                         PAGE

     ITEM 1:  FINANCIAL STATEMENTS........................................1

         Consolidated Balance Sheets at June 30, 1999 (unaudited)
         and December 31, 1998............................................1

         Consolidated  Statements  of  Earnings  - Six  months
         ended   June   30,    1999   and   June   30,    1998
         (unaudited)......................................................2

         Consolidated Statements of Earnings - Three months ended
         June 30, 1999 and June 30, 1998 (unaudited)......................3

         Consolidated Statements of Cash Flows - Six months ended
         June 30, 1999 and June 30, 1998 (unaudited)......................4

         Notes to Consolidated Financial Statements.......................5

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..............................................8

PART II: OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS...........................................12

     ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS...................12

     ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.............................12

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.....................................................12

     ITEM 5:  OTHER INFORMATION...........................................13

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K............................13

              SIGNATURES..................................................14

                                                              PART I
                                                         FINANCIAL INFORMATION
                                             GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                                                      Consolidated Balance Sheets
                                                            (In thousands)


                                                             June 30, 1999                Dec. 31, 1998
                                                              (unaudited)
                     Assets

Cash and due from banks                                       $35,077                      $36,305
Federal funds sold and interest-bearing deposits               44,951                       62,798
                                                              -------                       ------
     Total cash and cash equivalents                           80,028                       99,103
                                                              -------                       ------

Investment securities:
   Held-to-maturity                                                25                           63
   Available-for-sale                                         260,394                      225,606
   Trading                                                      6,646                        3,851
                                                               ------                        -----
   Total investment securities                                267,065                      229,520

Mortgage and student loans held for sale, net                   4,328                        5,425
Loans, net                                                    768,882                      717,939
Premises and equipment, net                                    30,139                       26,183
Goodwill, net                                                  16,848                       13,328
Accrued interest and other assets                              28,792                       19,858
                                                              -------                       ------
Total assets                                               $1,196,082                   $1,111,356
                                                           ==========                    =========

                   Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                $  963,454                    $ 926,687
   Securities sold under agreements to repurchase               5,119                        6,644
   Federal funds purchased and other short-term borrowings      6,905                        7,568
   FHLB and other long-term borrowings                         59,408                       49,958
   Guaranteed preferred beneficial interests in
      Company's debentures                                     66,300                       28,750
   Accrued interest and other liabilities                       7,481                        7,938
                                                               ------                        -----
   Total liabilities                                        1,108,667                    1,027,545
                                                            ---------                    ---------

Stockholders' equity:
   Preferred stock, no par value; 50,000,000 shares
      authorized, no shares issued                                 -                            -
   Common stock, $1.00 par value, 50,000,000 shares           17,182                       17,182
      authorized, 17,181,618  shares  issued and
      outstanding  at June 30, 1999 and December
      31,1998, respectively
   Additional paid-in capital                                 29,200                       29,200
   Retained earnings                                          43,028                       37,235
   Accumulated other comprehensive income (loss)              (1,798)                         391
   Unearned compensation                                        (197)                        (197)
                                                               -----                        -----
     Total stockholders' equity                                87,415                      83,811
                                                              -------                      ------
Total liabilities and stockholders' equity                 $1,196,082                  $1,111,356
                                                           ==========                  ==========

See accompanying notes to consolidated financial statements.

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                            For The Six Months Ended
                      (In thousands, except per share data)
                                   (unaudited)

                                                    June 30,1999                June 30, 1998
                                                    ------------                -------------

Interest income:
   Loans, including fees                                 $33,879                      $28,007
   Investment securities                                   6,590                        5,407
   Other                                                   1,716                        1,217
                                                           -----                        -----
                                                          42,185                       34,631
Interest expense:
   Deposits                                               18,848                       16,044
   Borrowings and other                                    3,570                        2,110
                                                          ------                       ------
                                                          22,418                       18,154
                                                         -------                       ------

      Net interest income                                 19,767                       16,477

Provision for loan losses                                    971                        1,424
                                                            ----                        -----
     Net interest income after provision
     for loan losses                                      18,796                       15,053

Other income:
   Service fees                                            1,957                        1,421
   Net gains on sale of mortgage loans                       339                          519
   Net securities gains                                      171                           58
   Investment trading fees and commissions                 1,844                        1,409
   Other                                                   3,138                          644
                                                           -----                         ----
                                                           7,449                        4,051
Other expense:
   Salaries and employee benefits                          8,179                        5,948
   Net occupancy expense                                   1,851                          896
   Depreciation expense                                    1,036                          733
   Goodwill amortization expense                             409                          170
   Other                                                   4,975                        3,644
                                                          ------                        -----
                                                          16,450                       11,391
                                                         -------                       ------
      Earnings before income taxes                         9,795                        7,713

Income tax expense (Note 1)                                3,312                        1,520
                                                           -----                        -----

      Net earnings                                       $ 6,483                      $ 6,193
                                                          ======                        =====

Net earnings per share-basic and diluted                 $  0.38                      $  0.38
                                                           =====                        =====
Pro forma net earnings (Note 1)                                                         5,111
                                                           =====                        =====
Pro forma net earnings per share -
basic and diluted (Note 1)                                                             $ 0.31
                                                           =====                       ======

See accompanying notes to consolidated financial statements.


                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                           For The Three Months Ended
                      (In thousands, except per share data)
                                   (unaudited)

                                                    June 30,1999                June 30, 1998
                                                    ------------                -------------
Interest income:
   Loans, including fees                                 $17,315                      $14,476
   Investment securities                                   3,384                        2,767
   Other                                                     840                          593
                                                             ---                          ---
                                                          21,539                       17,836
Interest expense:
   Deposits                                                9,447                        8,226
   Borrowings and other                                    2,011                        1,094
                                                           -----                        -----
                                                          11,458                        9,320
                                                         -------                        -----
       Net interest income                                10,081                        8,516

Provision for loan losses                                    475                          614
                                                             ---                          ---
       Net interest income after provision
       for loan losses                                     9,606                        7,902
                                                          ------                        -----
Other income:
   Service fees                                            1,049                          766
   Net gains on sale of mortgage loans                       183                          294
   Net securities gains                                        4                           57
   Investment trading fees & commissions                     868                          718
   Other                                                   2,034                          306
                                                           -----                          ---
                                                           4,138                        2,141
                                                           -----                        -----

Other expense:
   Salaries and employee benefits                          4,314                        2,973
   Net occupancy expense                                   1,090                          487
   Depreciation expense                                      510                          374
   Goodwill amortization expense                             223                           84
   Other                                                   2,543                        1,921
                                                           -----                        -----
                                                           8,680                        5,839
                                                          ------                        -----

   Earnings before income taxes                            5,064                        4,204

Income tax expense (Note 1)                                1,663                          822
                                                           -----                          ---
Net earnings                                            $  3,401                      $ 3,382
                                                        ========                      =======

Net earnings per share-basic and diluted                $   0.20                      $  0.20
                                                        ========                      =======
Pro forma net earnings (Note 1)                         $                             $ 2,778
                                                        ========                      =======
Pro forma net earnings per share-basic
and diluted (Note 1)                                    $                             $   .17
                                                        ========                      =======


See accompanying notes to consolidated financial statements.


                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            For the Six Months Ended
                                 (In thousands)
                                   (unaudited)

                                                                                June 30, 1999      June 30, 1998
                                                                                -------------      -------------

Cash flows from operating activities:
         Net earnings                                                                  $6,483            $6,193
     Adjustments to  reconcile  net  earnings to net cash  provided by (used in)
        operating activities, net of purchase acquisitions:
        Provision for loan losses                                                         971             1,424
        (Gains) losses on sales of securities                                            (171)              (58)
        Amortization of investment securities' premiums, net of accretion                 174              (537)
        Depreciation                                                                    1,036               733
        Amortization of goodwill                                                          409               170
        (Gain) loss on sale of assets, net                                                (14)               -
        Net (increase) decrease in trading securities                                  (2,854)           (6,441)
        Unrealized loss on trading securities                                              58               (13)
        Net (increase) decrease in mortgage loans held for sale                         1,096             2,105
        Other changes:
           Accrued interest receivable and other assets                                (6,936)           (7,608)
           Accrued interest payable and other liabilities                              (5,035)           (3,709)
                                                                                       ------            ------
              Net cash provided by (used in) operating activities                      (4,783)           (7,741)
                                                                                       ------            ------
Cash flows from investing activities:
         Net increase in loans                                                        (51,913)           (53,093)
         Principal collections and proceeds from maturities
            of held-to-maturity securities                                                 38                592
         Principal collections and proceeds from sales and maturities of
            available-for-sale securities                                           1,438,369          1,152,197
         Purchases of available-for-sale securities                                (1,473,159)        (1,159,600)
         Net additions to premises and equipment                                       (3,720)            (3,472)
         Cash paid for acquisitions, net of cash received                              (4,290)              (231)
         Proceeds from sale of other assets                                                 5                  -
                                                                                      -------            -------

               Net cash used in investing activities                                  (94,670)           (63,607)
                                                                                      -------            -------
Cash flows from financing activities:
         Increase in deposits                                                          36,768             48,842
         Net increase in short-term borrowings                                          5,380                359
         Net increase in FHLB and other long-term borrowings                            1,367             13,303
         Proceeds from issuance of guaranteed preferred beneficial interests
               in Company's debentures                                                 37,550                  -
         Dividends paid                                                                  (687)              (375)
                                                                                         ----               ----
               Net cash provided by financing activities                               80,378             62,129
                                                                                       ------             ------
               Increase (decrease) in cash and cash equivalents                       (19,075)            (9,219)
            Cash and cash equivalents, beginning of year                               99,103             78,269
                                                                                       ------             ------
            Cash and cash equivalents, end of period                                $  80,028            $69,050
                                                                                    =========             ======


See accompanying notes to consolidated financial statements.


                                                                                  June 30,1999     June 30, 1998
Supplemental schedule of non-cash financing activities:
Issuance of common stock for acquisitions                                            $       -          $  5,982
Non-cash activities related to purchase acquisitions:
    Investing activities:
    Increase in investments                                                                  -            14,339
    Net increase in loans                                                                    -            19,099
    Increase in land, buildings, and equipment                                           1,264               493
    Increase in deposits                                                                     -            26,411
    Increase in short term borrowings                                                        -             4,986
    Increase in long term borrowings                                                 $     515          $  1,000


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   Basis of presentation.

     1998 results have been restated to reflect the effects of two pooling of interests acquisitions completed in the fourth quarter of 1998. Pro forma results for 1998 include adjustments for income taxes related to Subchapter S corporate earnings of Citizens Bank of Tulsa.

     The consolidated financial statements include the accounts of the Company's subsidiaries, Gold Bank N.A., Citizens State Bank and Trust Company, Provident Bank, f.s.b., Peoples National Bank, The Farmers National Bank of Oberlin, The First National Bank in Alma, The Farmers State Bank of Sabetha, Peoples State Bank of Colby, The First State Bank and Trust Company, Citizens Bank of Tulsa (the "Banks"), Midwest Capital Management, Inc., The Trust Company and CompuNet Engineering, Inc. All significant intercompany balances and transactions have been eliminated. On June 18, 1999, the Company's subsidiary previously known as Exchange National Bank underwent a name change and is now known as Gold Bank, N.A.

     The December 31, 1998 consolidated balance sheet has been derived from the audited balance sheet as of that date. The consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. The Consolidated Statements of Earnings for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

     2.   Earnings per common share.

     Earnings per share are computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. Employee stock options are the Company's only potential common share equivalent.

     The shares used in the calculation of basic and diluted income per share for the three and six months ended June 30, 1999 and 1998 are shown below (in thousands):



                                                     For the three months               For the six months ended
                                                            June 30                            June 30
--------------------------------------------- --------------------- ---------------- --------------- --------------

                                                     1999                1998            1999           1998
--------------------------------------------- --------------------- ---------------- --------------- --------------
--------------------------------------------- --------------------- ---------------- --------------- --------------
Weighted average common shares outstanding          17,182              16,461         17,182           16,461
Stock options                                           75                 158             73                4
--------------------------------------------- --------------------- ---------------- --------------- --------------
--------------------------------------------- --------------------- ---------------- --------------- --------------
Weighted average common shares and
   Common share equivalents outstanding            17,257              16,619          17,255           16,465
--------------------------------------------- --------------------- ---------------- --------------- --------------

     3.   Guaranteed Preferred Beneficial Interests in Company's Debentures.

     On June 9, 1999, GBCI Capital Trust II (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $37.6 million of 9.12% Preferred Securities (the "Preferred Securities"). The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.12% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company used the proceeds from the sale of the Debentures to retire certain debt and for general corporate purposes. Total expenses associated with the offering approximating $1.5 million were included in other assets and are being amortized on a straight-line basis over the life of the debentures.

     The Preferred Securities accrue and pay distributions quarterly at an annual rate of 9.12% of the stated liquidation amount of $25 per Preferred Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by the Trust.

     The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on June 30, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole or in part on or after June 30, 2004 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

     4.   Comprehensive Income.

     Comprehensive income was $4.3 million and $5.2 million for the six months ended June 30, 1999 and 1998, respectively and $1.2 million and $2.6 million for the three months ended June 30, 1999 and 1998, respectively. The difference between comprehensive income and net earnings presented in the Consolidated Statement of Earnings is attributed solely to unrealized gains and losses on available-for-sale securities.

     5.   Completed Acquisitions.

     On March 29, 1999, the Company acquired CompuNet Engineering, Inc., Overland Park, Kansas, in a cash transaction valued at $4.4 million. CompuNet provides networking solutions primarily for banks and other businesses, including the design and implementation of local area networks and wide area networks. The operations of CompuNet have been included in the consolidated operations of the Company since acquisition with an insignificant effect on net earnings.

     6.   Subsequent Events:

     On August 2, 1999 the Company acquired Regional Holding Company, Inc. of Kansas City, Missouri, owner of Regional Investment Co., a full-service mortgage banking firm which originates and services residential mortgage loans for $13.2 million in cash and notes payable. The acquisition of Regional was accounted for as a purchase.

     The Company's Board of Directors declared a $.02 cash dividend on common shares to shareholders of record as of August 3, 1999, payable on August 10, 1999.

     On August 9, 1999 the Company signed a definitive agreement to acquire Union Bankshares, Ltd., and its wholly-owned subsidiary, Union Bank & Trust, one of the leading community banks in the metropolitan Denver region. The total purchase price of the acquisition is approximately $65.0 million in a stock-for-stock, tax-free exchange. The exchange ratio will be determined by dividing $23.05 by the average price for Gold Banc common stock during the 10-day trading period ending three days prior to closing, unless the average price is less than $13.00 or greater than $16.00, in which case the average price shall be fixed at $13.00 or $16.00, respectively. Should the average price of Gold Banc common stock fall below $11.00 for a period of 10 trading days immediately prior to shareholder approval, Union Bankshares can terminate the transaction. The transaction will be accounted for as a pooling of interests. Completion of the transaction is subject to the approval of the appropriate regulatory authorities and the shareholders of both Gold Banc and Union Bankshares. The acquisition is expected to close in the fourth quarter of 1999.

     7.   Legal proceedings.

     Gold Bank (formerly Exchange National Bank) is one of a number of named defendants in a number of lawsuits arising out of the same circumstances. The lawsuits were brought on behalf of persons who allegedly invested in entities known as Parade of Toys and Bandero Cigar Company. Each of the suits substantially allege violations of the Racketeer Influenced Corrupt Organizations ("RICO"), conspiracy to violate RICO, negligent misrepresentation, fraud, civil conspiracy and negligence on the part of the defendants. The plaintiffs contend that the defendants, including Gold Bank, were listed in trade reference sheets provided to plaintiffs by Parade of Toys and Bandero Cigar Company and that the defendants made false and misleading representations on which the plaintiffs relied to their detriment. (See the full description of the lawsuits in Item 5 - Other Events contained in the Company's Form 8-K dated April 28, 1999).

     On July 28, 1999, the Johnson County District Court agreed with the defendants in ruling that multiple plaintiffs cannot join their claims in a single action. As a result of the court's order, most of the plaintiffs must file separate individual actions by October 28, 1999 or their claims will be barred.

     Gold Bank denies any liability and intends to vigorously defend these and any additional claims. The Company is unable to estimate its potential range of monetary exposure, if any, or to predict the likely outcome of these matters.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total average assets were $1.1 billion for the six months ended June 30, 1999, compared to $880.9 million for the six months ended June 30, 1998, a 24.8% increase. Average interest-earning assets were $1.0 billion for the six months ended June 30, 1999 and $814.1 million for the six months ended June 30, 1998, a 22.9% increase. Assets increased during 1999 due to internal loan growth and five acquisitions in late 1998 and early 1999.

     Total assets were $1.2 billion at June 30, 1999, an increase of $84.7 million from December 31, 1998. Net loans grew $50.0 million during the first six months of 1999 with more than one-half of the increase originating from the Company's suburban Kansas City locations. Loan growth was funded through an increase in deposits and additional Federal Home Loan Bank (FHLB) borrowings. The allowance for loan losses increased to $11.0 million at June 30, 1999 from $10.8 million at December 31, 1998. The allowance represented 1.40% and 1.46% of total loans as of June 30, 1999 and December 31, 1998, respectively.

     For the six months ended June 30, 1999, the Company's annualized return on average assets ("ROA") was 1.13%, compared to 1.16% for the six months ended June 30, 1998. Return on average common stockholders' equity ("ROE") for the six months ended June 30, 1999 and 1998 was 15.11% and 14.03%, respectively. On July 27, 1999, the Company's Board of Directors declared a quarterly dividend of $.02 per common share to shareholders of record as of August 3, 1999, payable on August 10, 1999.

     Cash and cash equivalents and investment securities totaled $347.1 million, or 29.0% of total assets at June 30, 1999, compared to $328.6 million, or 29.5%, at December 31, 1998. At June 30, 1999, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 8.33%, 11.4%, and 17.7% respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At June 10, 1999, the Company had risk-weighted assets of $859.3 million.

     During the second quarter of 1999, the Company issued $37.6 million of 9.12% Guaranteed Preferred Junior Subordinated Debentures (Junior Subordinated Debentures). Proceeds from the issuance were used to repay $11 million in correspondent bank debt and the remaining amount is to be used for acquisitions and general corporate purposes. The Company established a line of credit in the amount of $25 million with a correspondent bank during the second quarter of 1998. No amounts had been drawn under the line as of June 30, 1999.

     Management believes that cash generated from its operations, from its Junior Subordinated Debentures and from its correspondent bank facility will be sufficient to meet its cash requirements for acquisitions, internal growth and general operations in the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

     Total interest income for the six months ended June 30, 1999 was $42.2 million, a 21.81% increase over the six months ended June 30, 1998. For the three months ended June 30, 1999, total interest income was $21.5 million or 20.76% greater than the comparable period in 1998. The increase was primarily the result of internal loan growth and acquisitions. Average total earning assets increased $234.8 million or 28.85% at June 30, 1999, compared to June 30, 1998.

     Total interest expense for the six months ended June 30, 1999 was $ 22.4 million, a 23.5% increase over the six months ended June 30, 1998. For the three months ended June 30, 1999, interest expense was $ 11.5 million, or 22.9% greater than the comparable period in 1998. The increase was the result of greater average deposits and an increase in long-term debt and Junior Subordinated Debentures. Average total interest-bearing liabilities increased by $227.5 million or 31.41% during the six months of 1999 compared to the same period in 1998, primarily due to acquisitions, the increased volume in interest bearing deposits and the Junior Subordinated Debentures.

     Net interest income was $19.8 million 0for the six months ended June 30, 1999, compared to $16.5 million for the same period in 1998, an increase of 19.97%. The Company's net interest margin decreased from 4.12% for the six months ended June 30, 1998 to 3.86% for the six months ended June 30, 1999. For the three months ended June 30, 1999, net interest income increased 18.38% to $10.1 million versus $8.5 million for the three months of 1998. Net interest margin for the three months ended June 30, 1999 decreased from 4.19% to 3.89% versus the same period in 1998. The decrease in net interest margin was created by additional interest expense associated with the Company's issuance of Junior Subordinated Debentures in May, 1999 and lower yields on loans and investments due to rate changes in late 1998 and early 1999.

Provisions for Loan Losses

     The provision for loan losses for the six months ended June 30, 1999, was $1.0 million, compared to $1.4 million for the comparable 1998 period. For the three months ended June 30, 1999, the provision for loan losses was $475,000 compared to $614,000 for the second quarter of 1998. The allowance represented 1.40% and 1.46% of total loans as of June 30, 1999 and June 30, 1998, respectively. The Company monitors its reserve for loan losses to total loans ratio on a monthly basis in order to maintain a ratio within internally defined guidelines of 1.15% to 1.65%.

Other Income

     Other income for the six months ended June 30, 1999 was $7.5 million, an increase of $3.4 million, or 88.9%, over the same period last year. Other income for the second quarter of 1999 was $4.1 million, an increase of 93.27% compared to the second quarter of 1998. The increase in other income resulted from an increase in fee based income from acquired nonbank subsidiaries providing trust fees, computer service fees and investment management fees.

Other Expense

     Other expense for the six months ended June 30,1999 was $16.5 million, an increase of $5.1 million, or 44.4%, over the same period last year. For the second quarter of 1999, other expense was $8.7 million, an increase of $2.8 million, or 48.7% over the comparable quarter in 1998. This increase was due to increased salaries and benefits expenses, occupancy expense, other non-interest expenses and acquisition-related expenses. Net occupancy expense increased primarily due to the five acquisitions closed since June 30, 1998. The Company's overall efficiency ratio declined during the first six months of 1999 to 62.57% compared to 59.81% for the first six months in 1998, primarily due to acquisition assimilation costs.

Income Tax Expense

     Income tax expense for the six months ended June 30, 1999 and June 30, 1998 was $3.3 million and $2.6 million proforma, respectively. The effective tax rates for those periods were 33.8% and 33.7%, respectively. Income tax expense for the three months ended June 30, 1999 and June 30, 1998 was $1.7 million and $1.4 million proforma respectively. The effective tax rates for those periods were 32.8% and 33.9%, respectively. The second quarter's percentage decline was due to a greater volume of tax-free investments.

ACCOUNTING AND FINANCIAL REPORTING

     The Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1998. SFAS No. 131 requires that public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management. SFAS No. 131 is effective for fiscal years beginning after December 15, 1998. The adoption of the standard is not expected to have a significant impact on the financial statements of the Company.

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.

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

     Along with internal gap management reports, the Company and the Banks use an asset/liability modeling service to analyze each Bank's current gap position. The system simulates the Banks' asset and liability base and projects future net interest income results under several interest rate assumptions. The Company strives to maintain an aggregate gap position such that changes in interest rates will not affect net interest income by more than 10% in any twelve-month period. The Company has not engaged in derivative transactions for its own account.

     The following table indicates that, at June 30, 1999, in the event of a sudden and sustained increase in prevailing market rates, the Companies net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.


                                                                                   Percent Change
Changes in Interest Rates     Net Interest Income         Actual Change                Actual
----------------------------- --------------------------- -------------------- ------------------------
----------------------------- --------------------------- -------------------- ------------------------

200 basis point rise                 $24,384,800                741,400                 3.14%
100 basis point rise                  24,164,500                521,900                 2.21%
Base Rate Scenario                    23,642,600
100 basis point decline               22,794,200               (848,400)               -3.59%
200 basis point decline               22,030,300             (1,612,300)               -6.82%


YEAR 2000

State of Readiness

     Year 2000 issues are being addressed as they relate to the Company's computer hardware, information processing systems, environmental systems and the Company's vendors and customers. All of these issues are contained within the Company's timeline for Year 2000 compliance. The Company's timeline for Year 2000 compliance schedules each material element of Year 2000 compliance within regulatory guidelines. Present progress indicates that the Company will comply with its timeline. The Company has completed the awareness, assessment, renovation and validation phases, and is implementing renovated systems.

Estimated Costs

     Costs associated with this issue are expensed as incurred. Management expects to report periodically on its progress in addressing the Year 2000 transition and will be fully Year 2000 compliant within regulatory guidelines. The Company now projects that it actual costs will be less than $1,000,000. Included in this amount are items such as computer hardware and software that may carry three to five year depreciable lives.

Risks

     As with other financial institutions, the Company engages in a significant amount of business and reporting activity that depends on accurate date information, such as interest and other calculations pertaining to loans, deposits, assets and investments. As a result, Year 2000 problems could result in a system failure or miscalculations that disrupt operations. The Company has taken steps to implement permanent solutions, rather than wait until potential problems develop. Most of our Banks are scheduled to convert their core data processing from their current providers to Bankline Midamerica, Inc. The Company does not expect to convert any Banks later than the third quarter of 1999. The Company plans to convert one banking subsidiary, Citizens Bank of Tulsa, in the year 2000. The Company's schedule for conversions was established prior to the acquisition of Citizens, and because Citizens had already completed testing on its core data processing system and expected no problems, the Company does not plan to modify that schedule.

     Management believes the Company's principal risk relating to Year 2000 issues lies in the potential inability of Bankline Midamerica's data processing system to process date sensitive information involving the Year 2000. The Company has tested the system and the results indicate the Company should expect no problems. Although the Company does not expect Year 2000 issues to have a material adverse affect on its internal operations, it is possible that Year 2000 issues could have a material adverse affect on (1) the Company's service providers and their ability to service the Company; and (2) the Company's customers in the ability to continue to utilize the Company's services. The cumulative effect of such problems, if they occur, could have a material adverse effect on the Company.

Contingency Plans

     The Company is uncertain whether possible Year 2000 noncompliance will have a material adverse effect on its operations, liquidity or financial position. The most significant worst case scenario would involve Year 2000 noncompliance by Bankline Midamerica, Inc., to whose data processing system our banks are converting. The Company is monitoring Bankline Midamerica, Inc.'s progress toward Year 2000 compliance, and has tested the system as described above.

     The Company's subsidiaries have developed remediation contingency plans for all mission-critical vendors. The remediation contingency plans contain readiness dates by which the Company validates vendors' Year 2000 compliance. In the event a particular vendor's readiness can not be validated by the readiness date, the pertinent remediation contingency plan will be implemented. The Company's subsidiaries have developed business resumption contingency plans. These plans are incorporated into or work in coordination with each subsidiary's existing disaster recovery plan. The business resumption issues relating directly to the year change from 1999 to 2000 are addressed in these plans. These plans have been successfully tested.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     Gold Bank (formerly Exchange National Bank) is one of a number of named defendants in a number of lawsuits arising out of the same circumstances. The lawsuits were brought on behalf of persons who allegedly invested in entities known as Parade of Toys and Bandero Cigar Company. Each of the suits substantially allege violations of the Racketeer Influenced Corrupt Organizations ("RICO"), conspiracy to violate RICO, negligent misrepresentation, fraud, civil conspiracy and negligence on the part of the defendants. The plaintiffs contend that the defendants, including Gold Bank, were listed in trade reference sheets provided to plaintiffs by Parade of Toys and Bandero Cigar Company and that the defendants made false and misleading representations on which the plaintiffs relied to their detriment. (See the full description of the lawsuits in Item 5 - Other Events contained in the Company's Form 8-K dated April 28, 1999).

     On July 28, 1999, the Johnson County District Court agreed with the defendants in ruling that multiple plaintiffs cannot join their claims in a single action. As a result of the court's order, most of the plaintiffs must file separate individual actions by October 28, 1999 or their claims will be barred.

     Gold Bank denies any liability and intends to vigorously defend these and any additional claims. The Company is unable to estimate its potential range of monetary exposure, if any, or to predict the likely outcome of these matters.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 9, 1999, GBCI Capital Trust II (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $37.6 million of 9.12% Preferred Securities (the "Preferred Securities") in a registered offering made through an underwriting group led by Advest, Inc. and U.S. Bancorp Piper Jaffray, Inc. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.12% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. In connection with the offering the Company and the Trust registered a total of $40.3 million of Preferred Securities on a Form S-3 Registration Statement (Registration Nos. 333-76623 and 333-76623-01). Total expenses associated with the offering were approximately $1.5 million, including $1.3 million in underwriting discounts and an advisory fee paid to Advest, Inc. As of June 30, 1999, the Company had used the net proceeds from the sale of the Debentures to repay approximately $11.0 million of corporate indebtedness and invested the remaining $26.6 million in marketable securities to be used for future acquisitions and general corporate purposes.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  None

ITEM 5:  OTHER INFORMATION

                  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

                  27.  Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  The Company filed the following three Current Reports on Form 8-K during the second quarter of 1999:

                  (1)  Form 8-K filed on April 28, 1999, reporting under Item 5.
                  (2)  Form 8-K filed on May 25, 1999, reporting under Item 5.
                  (3)  Form 8-K filed on June 17, 1999, reporting under Item 5.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GOLD BANC CORPORATION, INC.


Date:  August 10, 1999                      By:/s/ J. Craig Peterson
                                            -----------------------------------
                                            J. Craig Peterson
                                            Chief Financial Officer

(Authorized officer and principal financial officer of the registrant)