Form 10-Q
period 1999-09-30
GOLD BANC CORP INC
filed 1999-11-08
CIK 1015610

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10Q

(Mark One)

 x          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D)
            OF THE  SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1999
 __
/__/        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
            EXCHANGE ACT
            For the transition period from ___________ to________________

Commission File Number:  028936

                   GOLD BANC CORPORATION, INC.
      (Exact name of registrant as specified in its charter)

                  Kansas                         481008593
     (State or other jurisdiction             (I.R.S. Employer
  of incorporation or organization)           Identification No.)

                 11301 Nall Avenue, Leawood, Kansas 66211
        (Address of principal executive office)    (Zip code)

                                (913) 4518050
        (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for past 90 days.                 ___
                 Yes   x      No /__/

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Class                            Outstanding at
                                     October 31, 1999

_____________________________        ______________________________
Common Stock, $1.00 par value                  17,181,618

                                GOLD BANC CORPORATION, INC.
                              INDEX TO 10Q FOR THE QUARTERLY
                              PERIOD ENDED SEPTEMBER 30, 1999

                                                                      PAGE
PART I:     FINANCIAL INFORMATION

       ITEM 1:   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . .  1

Consolidated Balance Sheets at
            September 30, 1999 (unaudited) and
            December 31, 1998. . . . . . . . . . . . . . . . . . . . .  1

Consolidated Statements of Earnings B
            Nine months ended September 30, 1999 and
            September 30, 1998 (unaudited) . . . . . . . . . . . . . .  2

Consolidated Statements of Earnings
            Three months ended September 30, 1999
            and September 30, 1998 (unaudited) . . . . . . . . . . . .  3

            Consolidated Statements of Cash Flows
            Nine months ended September 30, 1999 and
            September 30, 1998 (unaudited) . . . . . . . . . . . . . .  4

            Notes to Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . . .  5

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .  9

PART II:    OTHER INFORMATION

  ITEM 1:   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .  14

  ITEM 2:   CHANGES IN SECURITIES AND USE OF
            PROCEEDS   . . . . . . . . . . . . . . . . . . . . . . . .  14

  ITEM 3:   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . .  15

  ITEM 4:   SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . .  15

  ITEM 5:   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .  15

  ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K  . . . . . . . . . . . . .  15

            SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . .  15

                                          PART I
                                   FINANCIAL INFORMATION
                       GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)
                                                    SEPTEMBER 30, 1999             DEC. 31, 1998
                                                       (UNAUDITED)
            ASSETS
Cash and due from banks                                    $39,935                     $36,305
Federal funds sold and
   interest-bearing deposits                                21,255                      62,798
       Total cash and cash equivalents                      61,190                      99,103


Investment securities:
   Held-to-maturity                                              25                         63
   Available-for-sale                                       257,593                    225,606
   Trading                                                    4,873                      3,851
   Total investment securities                              262,491                    229,520

Mortgage and student loans held
   for sale, net                                             50,506                      5,425
Loans, net                                                  806,930                    717,939
Premises and equipment, net                                  31,415                     26,183
Goodwill, net                                                29,383                     13,328
Accrued interest and other assets                            36,747                     19,858
Total assets                                             $1,278,662                 $1,111,356

       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                $967,295                   $926,687
   Securities sold under agreements
      to repurchase                                          61,176                      6,644
   Federal funds purchased and
        other short-term borrowings                          20,625                      7,568
   FHLB and other long-term borrowings                       62,640                     49,958
   Guaranteed preferred beneficial
        interests in Company's debentures                    66,300                     28,750
   Accrued interest and other liabilities                    10,336                      7,938
  Total liabilities                                       1,188,372                  1,027,545

Stockholders' equity:
   Preferred stock, no par value;
         50,000,000 shares authorized,
         no shares issued                                         -                          -
   Common stock, $1.00 par value,
         50,000,000 shares authorized,                       17,182                     17,182
         17,181,618 shares issued and
         outstanding at September 30, 1999
         and December 31,1998, respectively
   Additional paid-in capital                                29,200                     29,200
   Retained earnings                                        46,386                      37,235
   Accumulated other comprehensive
         income (loss)                                      (2,281)                        391
   Unearned compensation                                      (197)                      (197)
       Total stockholders' equity                            90,290                     83,811
Total liabilities and stockholders' equity              $ 1,278,662                 $1,111,356


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                                 FOR THE NINE MONTHS ENDED
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)
                                                  SEPTEMBER 30,1999          SEPTEMBER 30, 1998
Interest income:
  Loans, including fees                                     $52,616                    $44,309
  Investment securities                                      10,315                      8,287
  Other                                                       2,284                       1977
                                                             65,215                      54573

Interest expense:
   Deposits                                                  28,558                      25289
   Borrowings and other                                       6,461                       3271
                                                             35,019                      28560
       Net interest income                                   30,196                      26013

Provision for loan losses                                     1,301                       1801

       Net interest income after
         provision for loan losses                           28,895                      24212

Other income:
   Service fees                                               3,031                       2275
   Net gains on sale of mortgage loans                        1,559                        769
   Net securities gains                                         170                         92
   Investment trading fees and commissions                    2,556                       2177
   Other                                                      5,172                        677
                                                             12,488                       5990

Other expense:
   Salaries and employee benefits                            13,783                       9272
   Net occupancy expense                                      2,784                       1578
   Depreciation expense                                       1,539                       1165
   Goodwill amortization expense                                721                        300
   Other                                                      7,419                       5876
                                                             26,246                      18191
       Earnings before income taxes                          15,137                      12011

Income tax expense (Note 1)                                   4,945                       2105

      Net earnings                                          $10,192                     $9,906

Net earnings per share-basic and diluted                      $0.59                      $0.60

Pro forma net earnings (Note 1)                                                         $8,124
Pro forma net earnings per share B
   basic and diluted (Note 1)                                                            $0.49





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                                FOR THE THREE MONTHS ENDED
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)

                                                 SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
Interest income:
   Loans, including fees                                    $18,737                    $16,302
   Investment securities                                      3,760                      2,880
   Other                                                        533                        760
                                                             23,030                     19,942

Interest expense:
   Deposits                                                   9,710                      9,245
   Borrowings and other                                       2,891                      1,161
                                                             12,601                     10,406

       Net interest income                                   10,429                      9,536

Provision for loan losses                                       330                        377

       Net interest income after
          provision for loan losses                          10,099                      9,159

Other income:
   Service fees                                               1,074                        854
   Net gains on sale of mortgage loans                        1,220                        250
   Net securities gains (losses)                                (1)                         34
   Investment trading fees and commissions                      712                        768
   Other                                                      2,034                         33
                                                              5,039                      1,939

Other expense:
   Salaries and employee benefits                             5,604                      3,324
   Net occupancy expense                                        933                        682
   Depreciation expense                                         503                        432
   Goodwill amortization expense                                312                        130
   Other                                                      2,444                      2,232
                                                              9,796                      6,800

   Earnings before income taxes                               5,342                      4,298

Income tax expense (Note 1)                                   1,633                        585

   Net earnings                                              $3,709                     $3,713

Net earnings per share-basic and diluted                      $0.22                      $0.22

Pro forma net earnings (Note 1)                                                         $3,013

Pro forma net earnings per shareBbasic and diluted (Note 1)                              $0.18

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED
                                      (IN THOUSANDS)
                                        (UNAUDITED)
                                                 SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
Cash flows from operating activities:
         Net earnings                                       $10,192                     $9,906
   Adjustments to reconcile net earnings to
     net cash provided by (used in) operating
       activities, net of purchase acquisitions:
       Provision for loan losses                              1,301                      1,801
       (Gains) losses on sales of securities                  (170)                       (92)
     Amortization of investment securities'
       premiums, net of accretion                               203                      (717)
     Depreciation                                             1,539                      1,165
     Amortization of goodwill                                   721                        300
       (Gain) loss on sale of assets, net                      (23)                         10
     Net (increase) decrease in
       trading securities                                   (1,044)                    (1,241)
       Unrealized loss on trading securities                     22                        367
     Net (increase) decrease in mortgage loans
       held for sale                                            845                      (835)
       Other changes:
          Accrued interest receivable and other
             assets                                         (7,138)                    (6,511)
          Accrued interest payable and other
             liabilities                                    (5,734)                    (5,117)
                        Net cash provided by
                        (used in) operating
                        activities                              714                      (964)

Cash flows from investing activities:
       Net increase in loans                               (90,292)                   (64,582)
       Principal collections and proceeds
       from maturities of held-to-maturity
       securities                                                38                        562
       Principal collections and proceeds from
       sales and maturities of available-for-sale
       securities                                         1,810,648                  1,767,057
       Purchases of available-for-sale
       securities                                       (1,842,667)                (1,756,942)
       Net additions to premises and
       equipment                                            (4,844)                    (4,526)
          Cash paid for acquisitions,
          net of cash received                             (15,345)                      3,579
          Proceeds from sale of other assets                     20                        141

                      Net cash used in
                      investing activities                (142,442)                   (54,711)

Cash flows from financing activities:
       Increase in deposits                                  40,608                     58,432
       Net increase in short-term borrowings                 17,520                   (11,216)
       Net increase in FHLB and other
       long-term borrowings                                   9,168                     15,616
       Proceeds from issuance of guaranteed
       preferred beneficial interests in
       Company's debentures                                  37,550                          -
       Dividends paid                                       (1,031)                      (597)
                     Net cash provided by
                     financing activities                   103,815                     62,235

                     Increase (decrease) in
                     cash and cash equivalents             (37,913)                      6,560
          Cash and cash equivalents,
          beginning of year                                  99,103                     78,269

          Cash and cash equivalents,
          end of period                                     $61,190                    $84,829









SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES:                        September 30, 1999     September 30, 1998

Issuance of common stock for acquisitions                   $     -                   $  9,337
Non-cash activities related to purchase
       acquisitions:
       Increase in investments                                    -                     47,723
       Net increase in net loans                             45,926                     84,515
       Increase in land, buildings, and
       equipment                                              1,924                      2,435
       Increase in deposits                                       -                    126,973
       Increase in short-term borrowings                     50,069                      6,657
       Increase in long-term borrowings                     $ 3,515                   $  1,844

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   Basis of presentation.

     1998 results have been restated to reflect the effects of two pooling of interests acquisitions completed in the fourth quarter of 1998. Pro forma results for 1998 include adjustments for income taxes related to Subchapter S corporate earnings of Citizens Bank of Tulsa.

     The consolidated financial statements include the accounts of the Company's subsidiaries, Gold Bank N.A., Citizens State Bank and Trust Company, Provident Bank, f.s.b., Peoples National Bank, The Farmers National Bank of Oberlin, The First National Bank in Alma, The Farmers State Bank of Sabetha, Peoples State Bank of Colby, The First State Bank and Trust Company, Citizens Bank of Tulsa (the "Banks"), Midwest Capital Management, Inc., The Trust Company, CompuNet Engineering, Inc., and Regional Holding Company. All significant intercompany balances and transactions have been eliminated.

     The December 31, 1998 consolidated balance sheet has been derived from the audited balance sheet as of that date. The consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. The Consolidated Statements of Earnings for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

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

The shares used in the calculation of basic and diluted income per share for the three and nine months ended September 30, 1999 and 1998 are shown below (in thousands):

                                              For the three           For the nine
                                              months ended            months ended
                                              September 30            September 30
                                          1999          1998       1999        1998
Weighted average common shares
    outstanding                           17,182        16,697     17,182      16,458
Stock options                                 47           164         62         142
Weighted average common shares and
  Common share equivalents
  outstanding                             17,229        16,861     17,244      16,600

     3.   Guaranteed Preferred Beneficial Interests in Company's
Debentures.

     On June 9, 1999, GBCI Capital Trust II (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $37.6 million of 9.12% Preferred Securities (the "Preferred Securities"). The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.12% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related earnings statement effects, in the consolidated financial statements. The Company used the proceeds from the sale of the Debentures to retire certain debt and for general corporate purposes. Total expenses associated with the offering approximating $1.5 million were included in other assets and are being amortized on a straight-line basis over the life of the debentures.

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

     4.   Comprehensive Income.

     Comprehensive income was $7.5 million and $9.1 million for the nine months ended September 30, 1999 and 1998, respectively and $3.2 million and $3.8 million for the three months ended September 30, 1999 and 1998, respectively. The difference between comprehensive income and net earnings presented in the Consolidated Statement of Earnings is attributed solely to unrealized gains and losses on available-for-sale securities.

     5.   Acquisition.

     On August 2, 1999 the Company acquired Regional Holding Company, Inc. of Kansas City, Missouri, owner of Regional Investment Co., a full-service mortgage banking firm which originates and services residential mortgage loans for $13.2 million in cash and notes payable. The acquisition of Regional was accounted for as a purchase. The operations of Regional have been included in the consolidated operating results of the Company since August 2, 1999, with an insignificant effect on net earnings.

    6.   Subsequent Events:

     ACQUISITIONS: The Company has announced the following pending acquisitions:

                                                                 (Thousands)
                                                              September 30, 1999
NAME AND LOCATION          NATURE OF EXCHANGE       ASSETS         DEPOSITS)      EQUITY
Union Bankshares           Stock-for-stock          $351,888       $292,159       $19,511
American Bancshares        Stock-for-stock          $471,459       $352,138       $26,993
CountryBanc Holding
  Company                  Stock-for-stock          $530,241       $455,532       $50,031
First Business
  Bancshares               Stock-for-stock          $124,978       $105,087       $ 7,129
Linn County Bank           52% stock/48% cash       $ 53,175       $ 35,576       $ 3,749

     The transactions are expected to close during the first quarter of 2000. The acquisitions, excluding Linn County Bank, will be accounted for using the pooling of interests method. The consummation of the acquisitions and the final purchase price of each entity is subject to certain conditions, including the market price of Gold Banc's common stock and various shareholder approvals, prior to closing. Should the acquisitions have closed as of September 30, 1999, Gold Banc would have had combined assets of $2.75 billion and deposits of $2.40 billion.

     CONSOLIDATION AND CONVERSION TO A KANSAS STATE MEMBER BANK:
On October 27, 1999, the Company announced it was to reorganize its bank holdings in Kansas through a consolidation of its various charters into one statewide charter. The primary reason for this is to enhance the ability of its Kansas community banks to focus on providing their local communities with enhanced products and services while eliminating unnecessary regulatory burdens and overhead expenses.

     STOCKHOLDER RIGHTS PLAN: On October 13, 1999, the Company's
Board of Directors adopted a Stockholders Rights Plan. To affect the plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of Gold
Banc common stock. The rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. Each right will initially entitle the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $40.00. If however, a person or group acquires 15% or more of the Company's outstanding common stock ("Interested Stockholder"), each right will entitle its holder, other than an Interested Stockholder and its affiliates and associates, to purchase, at the right's then-current exercise price, a number of shares of the Company's common stock having a market value of twice the right's exercise price.

     7.   Legal proceedings.

     Gold Bank (formerly Exchange National Bank) is one of several named defendants in a number of lawsuits arising out of the same circumstances. The litigation was brought on behalf of persons who purchased distributorships from an entity known as Parade of Toys ("Parade"). Gold Bank was included on trade reference sheets that listed other banks with whom Parade had done business. Plaintiffs allege that they contacted the persons listed on the trade reference sheets and that the trade reference defendants made false and misleading misrepresentations on which plaintiffs relied to their detriment. Their current claims include theories of fraud, negligent misrepresentations, civil conspiracy, and negligence.

     Plaintiffs commenced the litigation in May 1997 as a putative class action in the District Court of Johnson County, Kansas. They then obtained an order dismissing the case without prejudice and, in September 1997, refiled in the United States District Court for the District of Kansas. After the federal court denied class certification, plaintiffs filed a second action on behalf of 670 named plaintiffs. The court ruled that those claims were misjoined and set a deadline for plaintiffs to initiate new individual actions or to have their claims dismissed with prejudice. Plaintiffs then obtained an order from the federal court dismissing all claims without prejudice and reinitiated certain of their claims in state court in Johnson County, Kansas.

     Plaintiffs began the process of recommencing the litigation by filing a separate action for each plaintiff in February 1999. Gold Bank was named as a defendant in 24 of those individual actions. Plaintiffs then filed a number of multi-plaintiff actions. On July 28, 1999, the state court ruled that claims in the multi-plaintiff actions had been misjoined and that only the first-named plaintiff in each case could proceed. It gave plaintiffs until October 28, 1999 to commence new individual actions or to have their claims dismissed with prejudice. On October 29, 1999, Gold Bank was served with 174 new Petitions, each filed on behalf of a single plaintiff or on behalf of a group of plaintiffs who allege that they combined to purchase a single distributorship.

     Gold Bank has filed Answers denying any liability in the 24 cases commenced on behalf of individual plaintiffs and has filed Motions to Dismiss the multi-plaintiff actions. Gold Bank has begun the process of analyzing the newly filed state court Petitions. The majority of the new actions allege damages that range between $18,000 and $26,000.

     Gold Bank denies any liability and intends to vigorously defend these and any additional claims. The Company is unable to estimate its potential range of monetary exposure, if any, or to predict the likely outcome of these matters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total average assets were $1.2 billion for the nine months ended September 30, 1999, compared to $930.7 million for the nine months ended September 30, 1998, a 26.5% increase. Average interestearning assets were $1.1 billion for the nine months ended September 30, 1999 and $856.6 million for the nine months ended September 30, 1998, a 25.3% increase. Assets increased during 1999 due to internal loan growth and acquisitions.

     Total assets were $1.3 billion at September 30, 1999, an increase of $167.3 million from December 31, 1998. Net loans grew $134.1 million during the first nine months of 1999. The purchase of Regional Holding Company added $46.0 million of mortgage loans held for sale. Internal growth produced the remainder of the increase, with the majority of the increase originating from the Company's suburban Kansas City locations. Internal loan growth was funded through an increase in deposits and additional short-term and long-term Federal Home Loan Bank
(FHLB) borrowings. The allowance for loan losses increased to $11.5 million at September 30, 1999 from $10.8 million at December 31, 1998. The allowance represented 1.33% and 1.49% of total loans as of September 30, 1999 and December 31, 1998, respectively. Excluding the $46.0 million of mortgage loans held for sale as a result of the Regional acquisition, the September 30, 1999 allowance represented 1.40% of total loans.

     For the nine months ended September 30, 1999, the Company's annualized return on average assets ("ROA") was 1.15%, compared to 1.16% for the nine months ended September 30, 1998. Return on average common stockholders' equity ("ROE") for the nine months ended September 30, 1999 and 1998 was 15.6% and 14.5%, respectively.

     Cash and cash equivalents and investment securities totaled $323.7 million, or 25.3% of total assets at September 30, 1999, compared to $328.6 million, or 29.6%, at December 31, 1998. At September 30, 1999, the Company's leverage, Tier 1 riskbased capital, and total riskbased capital ratios were 7.40%, 11.4%, and 17.7% respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At September 30, 1999, the Company had riskweighted assets of $859.3 million.

     During the second quarter of 1999, the Company issued $37.6 million of 9.12% Guaranteed Preferred Junior Subordinated Debentures (Junior Subordinated Debentures). Proceeds from the issuance were used to repay $11 million in correspondent bank debt and the remaining amount was to be used for acquisitions and general corporate purposes. The Company established a line of credit in the amount of $25 million with a correspondent bank during the third quarter of 1998. No amounts had been drawn under the line as of September 30, 1999.

     Management believes that cash generated from its operations, from its Junior Subordinated Debentures and from its correspondent bank facility will be sufficient to meet its cash requirements for acquisitions, internal growth and general operations in the foreseeable future.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Total interest income for the nine months ended September 30, 1999 was $65.2 million, a $10.6 million or a 19.5% increase over the nine months ended September 30, 1998. For the three months ended September 30, 1999, total interest income was $23.0 million or 15.5% greater than the comparable period in 1998. The increase during the quarter was primarily the result of internal loan growth. Average total earning assets increased $216.5 million or 25.3% to $1.1 billion at September 30, 1999, compared to $856.6 million at September 30, 1998.

     Total interest expense for the nine months ended September 30, 1999 was $35.0 million, a $6.5 million or a 22.6% increase over the nine months ended September 30, 1998. For the three months ended September 30, 1999, interest expense was $12.6 million, or 21.1% greater than the comparable period in 1998. The increase was the result of greater average deposits, an increase in borrowings and the Junior Subordinated Debentures. Average total interestbearing liabilities increased by $221.7 million or 29.1% to $983.6 million during the nine months ended September 30, 1999 compared to $762.0 million at September 30, 1998, primarily due to acquisitions, more interest bearing deposits, the increased level of borrowings and the Junior Subordinated Debentures.

     Net interest income was $30.2 million for the nine months ended September 30, 1999, compared to $26.0 million for the same period in 1998, an increase of 16.1%. The Company's net interest margin decreased from 4.13% for the nine months ended September 30, 1998 to 3.84% for the nine months ended September 30, 1999 primarily due to the newly issued Junior Subordinated Debentures. For the three months ended September 30, 1999, net interest income increased 9.4% to $10.4 million versus $9.5 million for the three months of 1998. Net interest margin for the three months ended September 30, 1999 decreased to 3.85% from 4.35% compared to the same period in 1998. The decrease in net interest margin was created by additional interest expense associated with the Company's issuance of Junior Subordinated Debentures and lower yields on loans and investments.

PROVISIONS FOR LOAN LOSSES

     The provision for loan losses for the nine months ended September 30, 1999, was $1.3 million, compared to $1.8 million for the comparable 1998 period. For the three months ended September 30, 1999, the provision for loan losses was $330,000 compared to $377,000 for the third quarter of 1998. The allowance represented 1.33% and 1.49% of total loans as of September 30, 1999 and September 30, 1998, respectively. Excluding $46.0 million of mortgage loans held for sale related to the Regional acquisition, the allowance represented 1.40% of total loans. The Company monitors its allowance for loan losses to total loans ratio on a monthly basis in order to maintain a ratio within internally defined guidelines of 1.15% to 1.65%.

OTHER INCOME

     Other income for the nine months ended September 30, 1999 was $12.5 million, an increase of $6.5 million, or 108.5% over the same period last year. Other income for the third quarter of 1999 was $5.0 million, an increase of $3.1 million or 159.9% compared to the third quarter of 1998. The Regional acquisition added $1.0 million in other income related to gains on sale of mortgage loans since its purchase as of August 2, 1999. The remaining increase in other income resulted from an increase in fee based income from acquired nonbank subsidiaries providing trust fees, computer sales and service fees and investment management fees.

OTHER EXPENSE

     Other expense for the nine months ended September 30,1999 was $26.2 million, an increase of $8.1 million, or 44.3%, over the same period last year. For the third quarter of 1999, other expense was $9.8 million, an increase of $3.0 million, or 44.1% over the comparable quarter in 1998. This increase was due to increased salaries and benefits expenses, occupancy expense and other non-interest expenses. Most of these increases were related to recent acquisitions. The Company's overall efficiency ratio increased during the first nine months of 1999 to 63.7% compared to 60.4% for the first nine months in 1998, primarily due to expenses of acquired companies.

INCOME TAX EXPENSE

     Income tax expense for the nine months ended September 30, 1999 and September 30, 1998 was $4.9 million and $3.9 million proforma, respectively. The effective tax rates for those periods were 32.7% and 32.4%, respectively. Income tax expense for the three months ended September 30, 1999 and September 30, 1998 was $1.6 million and $1.3 million proforma respectively.
The effective tax rates for those periods were 30.6% and 29.9%, respectively. The third quarter's effective tax rate for 1999 compared to the year to date 1999 effective tax rate declined due to a greater volume of tax-free investments and lower state and local taxes.


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

     The following table indicates that, at September 30, 1999, in the event of a sudden and sustained increase in prevailing market rates, the Companies net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

                                                                         Percent Change
Changes in Interest Rates  Net Interest Income         Actual Change         Actual
200 basis point rise            $40,669,200              $286,100             0.7%
100 basis point rise            $40,613,600              $230,500             0.6%
Base Rate Scenario              $40,383,100              ---                  ---
100 basis point decline         $38,660,400              ($1,722,700)        (4.3%)
200 basis point decline         $36,906,900              ($3,476,200)        (8.6%)


YEAR 2000

STATE OF READINESS

     Year 2000 issues are being addressed as they relate to the Company's computer hardware, information processing systems, environmental systems and the Company's vendors and customers. All of these issues are contained within the Company's timeline for Year 2000 compliance. The Company's timeline for Year 2000 compliance schedules each material element of Year 2000 compliance within regulatory guidelines. Present progress indicates that the Company will comply with its timeline. The
Company has completed the awareness, assessment, renovation, validation and implementation phases. During the third quarter, the eighth and final conversion of banks to Year 2000 compliant systems was completed.

ESTIMATED COSTS

     Costs associated with this issue are expensed as incurred. Management expects to report periodically on its progress in addressing the Year 2000 transition and will be fully Year 2000 compliant within regulatory guidelines.
The Company believes that its actual costs will be less than $1,000,000. Included in this amount are items such as computer hardware and software that may carry three to five year depreciable lives.

RISKS

     As with other financial institutions, the Company engages in a significant amount of business and reporting activity that depends on accurate date information, such as interest and other calculations pertaining to loans, deposits, assets and investments.
As a result, Year 2000 problems could result in a system failure or miscalculations that disrupt operations. The Company has taken steps to implement permanent solutions, rather than wait until potential problems develop. Company banks' core data processing systems have been converted to software provided by SLMsoft.com, Inc. (formerly Bankline Midamerica, Inc.).

     Management believes the Company's principal risk relating to Year 2000 issues lies in the potential inability of SLMsoft.com, Inc.'s data processing system to process date sensitive information involving the Year 2000. The Company has tested the system and the results indicate the Company should expect no problems. Although the Company does not expect Year 2000 issues to have a material adverse effect on its internal operations, it is possible that Year 2000 issues could have a material adverse affect on (1) the Company's service providers and their ability to service the Company; and (2) the Company's customers in the ability to continue to utilize the Company's services. The cumulative effect of such problems, if they occur, could have a material adverse effect on the Company.

CONTINGENCY PLANS

     The Company is uncertain whether possible Year 2000 noncompliance will have a material adverse effect on its operations, liquidity or financial position. The most significant worst case scenario would involve Year 2000 noncompliance by SLMsoft.com, Inc., to whose data processing system our banks have converted. The Company is monitoring SLMsoft.com, Inc.'s progress toward Year 2000 compliance, and has successfully tested the system.

     The Company's subsidiaries have developed remediation contingency plans for all mission-critical vendors. The remediation contingency plans contain readiness dates by which the Company has validated vendors' Year 2000 compliance. In the event a particular vendor's readiness could not be validated by the readiness date, the pertinent remediation contingency plan has been implemented. The Company's subsidiaries have developed business resumption contingency plans. These plans are incorporated into or work in coordination with each subsidiary's existing disaster recovery plan. The business resumption issues relating directly to the year change from 1999 to 2000 are addressed in these plans.
These plans have been successfully tested.

                                 PART II
                            OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

     Gold Bank (formerly Exchange National Bank) is one of several named defendants in a number of lawsuits arising out of the same circumstances. The litigation was brought on behalf of persons who purchased distributorships from an entity known as Parade of Toys
("Parade"). Gold Bank was included on trade reference sheets that listed other banks with whom Parade had done business. Plaintiffs allege that they contacted the persons listed on the trade reference sheets and that the trade reference defendants made false and misleading misrepresentations on which plaintiffs relied to their detriment. Their current claims include theories of fraud, negligent misrepresentations, civil conspiracy, and negligence.

     Plaintiffs commenced the litigation in May 1997 as a putative class action in the District Court of Johnson County, Kansas. They then obtained an order dismissing the case without prejudice and, in September 1997, refiled in the United States District Court for the District of Kansas. After the federal court denied class certification, plaintiffs filed a second action on behalf of 670 named plaintiffs. The court ruled that those claims were misjoined and set a deadline for plaintiffs to initiate new individual actions or to have their claims dismissed with prejudice. Plaintiffs then obtained an order from the federal court dismissing all claims without prejudice and reinitiated certain of their claims in state court in Johnson County, Kansas.

     Plaintiffs began the process of recommencing the litigation by filing a separate action for each plaintiff in February 1999. Gold Bank was named as a defendant in 24 of those individual actions. Plaintiffs then filed a number of multi-plaintiff actions. On July 28, 1999, the state court ruled that claims in the multi-plaintiff actions had been misjoined and that only the first-named plaintiff in each case could proceed. It gave plaintiffs until October 28, 1999 to commence new individual actions or to have their claims dismissed with prejudice. On October 29, 1999, Gold Bank was served with 174 new Petitions, each filed on behalf of a single plaintiff or on behalf of a group of plaintiffs who allege that they combined to purchase a single distributorship.

     Gold Bank has filed Answers denying any liability in the 24 cases commenced on behalf of individual plaintiffs and has filed Motions to Dismiss the multi-plaintiff actions. Gold Bank has begun the process of analyzing the newly filed state court Petitions. The majority of the new actions allege damages that range between $18,000 and $26,000.

     Gold Bank denies any liability and intends to vigorously defend these and any additional claims. The Company is unable to estimate its potential range of monetary exposure, if any, or to predict the likely outcome of these matters.

ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 9, 1999, GBCI Capital Trust II (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $37.6 million of 9.12% Preferred Securities (the "Preferred Secutities") in a registered offering made through an underwriting group led by Advest, Inc. and U.S. Bancorp Piper Jaffray, Inc.

     The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.12% Junior Subordinated Deferrable Interest Debentures (The "Debentures") of the Company. In connection with the offering the Company and the Trust registered a total of $40.3 million of Preferred Securities on a Form S-3 Registration Statement (Registration Nos. 333-76623 and 333-76623-01). Total expenses associated with the offering were approximately $1.5 million, including $1.3 million in underwriting discounts and an advisory fee paid to Advest, Inc. As of September 30, 1999, the Company had used the net proceeds from the sale of the Debentures to repay approximately $11.0 million of corporate indebtedness and the remaining amount was to be used for acquisitions and general corporate purposes.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

       None

ITEM 5:     OTHER INFORMATION

       None

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8K

  (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION SK

       27.  Financial Data Schedule

  (b)  REPORTS ON FORM 8K

       The Company filed the following five Current Reports on Form 8-K during the third quarter of 1999:

            (1)  Form 8-K filed on August 24, 1999, reporting under
                 Item 5 and 7.
            (2)  Form 8-K filed on September 9, 1999, reporting under
                 Item 5 and 7.
            (3)  Form 8-K filed on October 15, 1999, reporting under
                 Items 5 and 7.
            (4)  Form 8-K filed on October 29, 1999, reporting under
                 Items 5 and 7.
            (5)  Form 8-K filed on October 29, 1999, reporting under
                 Items 5 and 7.





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GOLD BANC CORPORATION, INC.


Date:  November 5, 1999                   By:/s/ J. Craig Peterson
                                               J. Craig Peterson
                                               Chief Financial Officer

(Authorized officer and principal financial officer of the registrant)