Form 10-K
period 1999-12-31
GOLD BANC CORP INC
filed 2000-03-30
CIK 1015610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D. C. 20549

                            FORM 10-K
(Mark One)
/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999
                               OR
/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  __________ to _________

                 COMMISSION FILE NUMBER 0-28936
                   GOLD BANC CORPORATION, INC.
     (Exact name of registrant as specified in its charter)

          KANSAS                                48-1008593
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)          Identification No.)
                        11301 Nall Avenue
                     Leawood, Kansas  66211
       (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (913) 451-8050

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the Common Stock, par value
$1.00 per share, of the registrant held by nonaffiliates of the registrant 34,148,939 shares as of March 24, 2000 was $239,042,573, based on a closing sale price of $7.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value, outstanding as of March 24, 2000:
38,087,316 Shares

ITEM 1.   BUSINESS

                  THE COMPANY AND SUBSIDIARIES

GOLD BANC CORPORATION, INC.

     Gold Banc Corporation, Inc., a Kansas corporation (the "Company"), is a multi-bank holding company that owns and operates a number of commercial banks and one federal savings bank (the "Banks"). The Banks are community banks providing a full range of commercial and consumer banking services to small and medium sized communities and metropolitan areas and the surrounding market areas. The Company also owns five non-bank financial subsidiaries ("Financial Subsidiaries"). These Financial Subsidiaries provide securities brokerage, investment management, trust, mortgage loan origination, insurance agency, data processing and information technology services. Since December 1978, the Company has grown internally and through acquisitions from a one bank holding company with $2.9 million in total assets to a multi-bank holding company offering diversified financial services with total assets as of December 31, 1999 of $1.4 billion. The Company's principal executive offices are located at 11301 Nall Avenue, Leawood, Kansas 66211, telephone number (913) 451-8050.

     Between January 1, 2000 and March 23, 2000, the Company (i) consummated the acquisition of three bank holding companies and
(ii) conducted an internal consolidation that merged nine of its Kansas banks into a single bank. The composition of the Company's banks and non-bank financial service affiliates is discussed below as of December 31, 1999 (before the acquisitions and the bank consolidation) and as of March 23, 2000 (after the acquisitions and the bank consolidation).

THE BANKS:  AS OF DECEMBER 31, 1999

     Gold Bank ("Gold Bank"). As of December 31, 1999, Gold Bank was a Kansas state bank with six banking offices. Gold Bank had its principal office and one office in Marysville, Kansas, three offices in Shawnee, Kansas, and one office in Leawood, Kansas. Gold Bank was formerly known as Exchange National Bank, a national banking association, which was renamed Gold Bank, National Association, on May 20, 1999, and was later converted into a Kansas state bank, on December 16, 1999, with its principal headquarters and main office in Leawood, Kansas. Gold Bank is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Gold Bank also introduced during 1999 a complete on-line internet banking service which includes 24 hour access for account inquiry and transfer and bill payment services. As of December 31, 1999, Gold Bank's loan portfolio consisted primarily of commercial, real estate construction and residential real estate loans. As of December 31, 1999, Gold Bank had total assets of approximately $452.9 million.

     Citizens Bank of Tulsa ("Tulsa Bank"). Tulsa Bank is an Oklahoma state bank with three banking offices located in Tulsa, Oklahoma. The Company acquired Tulsa Bank on December 10, 1998. Tulsa Bank is a full service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. The loan portfolio of Tulsa Bank consists primarily of commercial, real estate and installment loans. As of December 31, 1999, Tulsa Bank had total assets of approximately $239.9 million.

     Provident Bank f.s.b. ("Provident Bank"). Provident Bank is a federal savings bank with two banking offices located in St. Joseph, Missouri. Provident Bank was acquired by the Company on March 14, 1994. Provident Bank is a full service savings bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. As of December 31, 1999, Provident Bank had total assets of approximately $87.9 million.

     The following banks were owned by the Company on December
31, 1999, but were merged with and into Gold Bank on January 5, 2000:

     Citizens State Bank and Trust Co. ("Citizens Bank"). Citizens Bank had two banking offices located in Seneca, Kansas. Citizens Bank was a full service bank that conducted a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Citizens Bank's loan portfolio consisted primarily of agricultural loans, including farm real estate loans, agricultural production loans, agricultural industrial loans and residential loans. As of December 31, 1999, Citizens Bank had total assets of approximately $69.1 million.

     Farmers National Bank ("Farmers Bank"). Farmers Bank was a Kansas state bank that had two banking offices located in Oberlin and Norcatur, Kansas. Farmers Bank was a full service bank that conducted a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Farmers Bank's loan portfolio consisted primarily of agricultural and real estate loans. As of December 31, 1999, Farmers Bank had total assets of approximately $54.2 million.

     Farmers State Bank of Sabetha ("Sabetha Bank"). Sabetha Bank was a Kansas state bank that had two banking offices located in Sabetha, Kansas. The Company acquired Sabetha Bank on July 9, 1998. Sabetha Bank was a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Sabetha Bank's loan portfolio consisted primarily of agriculture and real estate loans. As of December 31, 1999, Sabetha Bank had total assets of approximately $59.9 million.

     First National Bank in Alma ("Alma Bank"). Alma Bank was a national banking association with one banking office located in Alma, Kansas. The Company acquired Alma Bank on February 19, 1998. Alma Bank was a full service bank that conducted a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Alma Bank's loan portfolio consisted primarily of agricultural and real estate loans. As of December 31, 1999, Alma Bank had total assets of approximately $32.1 million.

     Peoples National Bank ("Peoples Bank"). Peoples Bank was a national banking association with five banking offices located in the state of Kansas, with its principal office in Clay Center, and offices in Concordia, Linn and Washington, respectively. Tri County National Bank, which was acquired by the Company on August 17, 1998, was merged into Peoples Bank on October 31, 1998. Peoples Bank was a full service bank that conducted a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate
loans.   Peoples Bank's loan portfolio consisted primarily of
real estate and agricultural loans. As of December 31, 1999, Peoples Bank had total assets of approximately $132.6 million.

     Peoples State Bank of Colby ("Colby Bank"). Colby Bank was a Kansas state bank that had two banking offices located in Colby and Rexford, Kansas. The Company acquired Colby Bank on August 4, 1998. Colby Bank was a full service bank that conducted a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Colby Bank's loan portfolio consisted primarily of real estate and agricultural loans. As of December 31, 1999, Colby Bank had total assets of approximately $27.8 million.

     The First State Bank and Trust Company ("First Bank"). First Bank was a Kansas state bank that had two banking offices located in Pittsburg, Kansas. The Company acquired First Bank on October 21, 1998. First Bank was a full service bank that conducted a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential
real estate loans.   First Bank's loan portfolio consisted
primarily of real estate, commercial and installment loans. As of December 31, 1999, First Bank had total assets of approximately $125.7 million.

     The following bank was owned by the Company on December 31, 1999, but was merged with and into Gold Bank on March 23, 2000:

     Linn County Bank ("Linn Bank"). Linn Bank was a Kansas state bank with 3 banking offices located in the Kansas communities of LaCygne, Pleasanton and Lenexa. Linn Bank was acquired by the Company on December 31, 1999. Linn Bank is full service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Linn Bank's loan portfolio consists primarily of agricultural and small business loans. As of December 31, 1999, Linn Bank had total assets of approximately $61.5 million.

MERGER AND ACQUISITION TRANSACTIONS: JANUARY 5, 2000 TO MARCH 23,
2000

     On January 5, 2000, Citizens Bank, Farmers Bank, Sabetha
Bank, Alma Bank, Peoples Bank, Colby Bank and First Bank were merged with and into Gold Bank.

     After January 5, 2000, the Company also acquired three bank holding companies:

     CountryBanc Holding Company ("CountryBanc"). On March 2, 2000, the Company acquired CountryBanc, a multi-bank holding company that operated two Oklahoma state banks and one Kansas state bank with a combined total of 21 banking offices in central and western Oklahoma and southern Kansas. As of December 31, 1999, CountryBanc had total assets of approximately $560 million.

     First Business Bancshares of Kansas City, Inc ("First Business Bancshares"). On March 6, 2000, the Company acquired First Business Bancshares, a one bank holding company that owned First Business Bank of Kansas City, N.A. ("First Business Bank"), a national banking association with one banking office in Kansas City, Missouri. Concurrently with the acquisition of First Business Bancshares, First Business Bank was merged with and into Gold Bank. As of December 31, 1999, First Business Bancshares had total assets of approximately $124 million.

     American Bancshares, Inc. ("American Bancshares"). On March 20, 2000, the Company acquired American Bancshares, a one-bank holding company that operated a Florida state bank with ten banking offices located in western Florida. As of December 31, 1999, American Bancshares had total assets of approximately $460 million.

     On March 23, 2000, Linn Bank was merged with and into Gold
Bank.

THE BANKS:  AS OF MARCH 23, 2000

     Gold Bank ("Gold Bank"). Gold Bank currently is a Kansas state bank that has 27 banking offices located throughout the state of Kansas, two locations in Kansas City, Missouri, and one location in Lee's Summit, Missouri. Gold Banc has its principal banking office in Leawood, Kansas. Gold Bank's assets were significantly expanded on January 5, 2000, when it merged with seven other banks owned by the Company (Citizens Bank, Farmers Bank, Sabetha Bank, Alma Bank, Peoples Bank, Colby Bank and First
Bank). On March 6 and 23, 2000, respectively, First Business Bank and Linn Bank were also merged into Gold Bank. Gold Bank's loan portfolio currently consists primarily of commercial, real estate, personal and agricultural loans. As of March 23, 2000, Gold Bank had total assets of approximately $1.1 billion.

     Tulsa Bank.   (See summary of activities above).

     Provident Bank.  (See summary of activities above).

     American Bank, Bradenton, Florida ("American Bank"). American Bank is a Florida state bank that has ten banking offices located in Bradenton, Florida and four other surrounding communities. The Company acquired American Bank on March 20, 2000. American Bank is a full service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. American Bank's loan portfolio consists primarily of commercial, real estate, personal and agricultural loans. As of December 31, 1999, American Bank had total assets of approximately $460 million.

     People First Bank, Hennessey, Oklahoma ("Hennessey Bank"). Hennessey Bank is an Oklahoma state bank that has 20 banking offices located in western and central Oklahoma with headquarters in Edmond, a suburb of Oklahoma City. The Company acquired Hennessey Bank on March 2, 2000. Hennessey Bank is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.
Hennessey Bank's loan portfolio consists primarily of commercial, real estate and agricultural loans. As of December 31, 1999, Hennessey Bank had total assets of approximately $440 million.

     People First Bank, Elkhart, Kansas ("Elkhart Bank").
Elkhart Bank is a Kansas state bank that has 1 banking office located in Elkhart, Kansas. The Company acquired Elkhart Bank on March 2, 2000. Elkhart Bank is a full service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Elkhart Bank's loan portfolio consists primarily of real estate and agricultural loans. As of December 31, 1999, Elkhart Bank had total assets of approximately $33 million.

     American Heritage Bank, El Reno, Oklahoma ("El Reno Bank"). El Reno Bank is an Oklahoma state bank that has 1 banking office located in El Reno, Oklahoma. The Company acquired El Reno Bank on March 2, 2000. El Reno Bank is a full service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. El Reno Bank's loan portfolio consists primarily of commercial, real estate and agricultural loans. As of December 31, 1999, El Reno Bank had total assets of approximately $90 million.

FINANCIAL SERVICE SUBSIDIARIES

     Midwest Capital Management, Inc. ("Midwest Capital"). Midwest Capital is a securities broker-dealer and investment advisor that is registered with the National Association of Securities Dealers (the "NASD"). Midwest Capital's customers consist primarily of financial institutions located throughout the United States, with a concentration in the Midwestern section of the United States. Midwest Capital manages a wide variety of stock, bond and money market portfolios for clients that currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa. Midwest Capital also provides its services to trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Midwest Capital is a wholly owned subsidiary of the Company, that was acquired by the Company in January 1998. Midwest Capital has its headquarters in Kansas City, Missouri.

     The Trust Company ("Trust Company"). The Trust Company is a wholly-owned subsidiary of the Company, which was acquired by the Company in December 1998. Trust Company is a Missouri trust company that has its headquarters in St. Joseph, Missouri. During 1999, Trust Company received approval from the Kansas Banking Department to expand and provide trust services at each Gold Banc affiliate location in the state. As of December 31, 1999, Trust Company had approximately $215 million in discretionary trust assets under management and approximately $105 million in non-discretionary trust assets under administration.

     Gold Banc Mortgage, Inc. ("Gold Banc Mortgage"). Gold Banc Mortgage, a subsidiary of Gold Bank, is a residential mortgage banking company with its headquarters in Kansas City, Missouri. Gold Banc Mortgage originates and services residential mortgage loans in 26 states. Gold Banc Mortgage was formerly named Regional Investment Company, which was acquired by the Company in August 1999, and then contributed to Gold Bank on December 16, 1999.

     Gold Banc Financial Services, Inc. ("Gold Banc Financial Services"). Gold Banc Financial Services is a Kansas insurance agency, which sells a full line of insurance products, including life insurance, annuities, property and casualty insurance, disability insurance and credit life insurance. Gold Banc Financial Services is a wholly owned subsidiary of Gold Bank, and is headquartered in Marysville, Kansas.

     CompuNet Engineering, Inc. ("CompuNet"). CompuNet provides information technology, e-commerce services and networking solutions for banks and other businesses, including the design and implementation of local and wide area networks. CompuNet is a wholly owned subsidiary of the Company with its headquarters in Lenexa, Kansas. CompuNet was acquired by the Company in March 1999.

                            BUSINESS

COMMUNITY BANKING STRATEGY

     The Company serves the needs and caters to the economic strengths of the metropolitan and county seat centers where the Banks are located. Through the Banks and their employees, the Company strives to provide a high level of personal and professional customer service. Employee participation in community affairs is encouraged in order to build long term banking relationships with established businesses and individual customers in these market areas.

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

     The Company has applied its community banking strategy to the affluent communities in the rapidly developing Johnson County suburbs southwest of Kansas City and the growing Tulsa, Oklahoma market area and will implement the strategy in the higher growth market areas served by the banks acquired since December 31, 1999. The Company believes the recent wave of regional bank acquisitions of local banks in those communities and metropolitan areas, and the subsequent conversion of some of those acquired banks to branch locations, has alienated the customers of those locations. This has created an opportunity for the Company to attract and retain as loan customers those owner operated businesses that require flexibility and responsiveness in lending decisions and desire a more personal banking relationship. The Company believes that it has been able to meet these customers' expectations without compromising credit standards. The success of this strategy is reflected in the Company's growth and ability to attract significant levels of non-interest bearing deposits in the suburban communities of Leawood and Shawnee, Kansas and in markets like Tulsa, Oklahoma and Pittsburg, Kansas.

OPERATING STRATEGY

     The Company's operating strategy is to provide in each of its markets a full range of financial products and services to small and medium sized businesses and to consumers. The Company emphasizes personal relationships with customers, involvement in local community activities and responsive lending decisions. The Company strives to maintain responsive community banking offices with local decision makers, allowing senior management at each banking location, within certain limitations, to make its own credit and pricing decisions and retaining at each Bank a local identity. The Company's goals include long term customer relationships, a high quality of service and responsiveness to specific customer needs. The principal elements of the Company's operating strategy are:

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

     Capitalize on Changing Market Conditions. The Company's management continually monitors economic developments in its market areas in order to tailor its operations to the evolving strengths and needs of the local communities. For example, Gold Bank has opened service locations in the high growth areas of Shawnee and Leawood, Kansas to fill the void of community banks that management believes has been created by the recent transaction activity of regional banking institutions and to deploy excess low cost funds derived from its rural markets.

     Centralize and Streamline Operations to Achieve Economies. In order to minimize duplication of functions, the Company has centralized certain management and administrative functions, including data processing, human resources, internal audit, loan review and regulatory administration. Such centralization will reduce operating expenses and enable Bank personnel to focus on customer service and community involvement. The Company believes it has the personnel necessary to make implementation of these operating efficiencies possible. The Company also provides overall direction in areas of budgets, asset/liability and investment portfolio management.

ACQUISITION/GROWTH STRATEGY

     Transactions. Management believes that the Company is well positioned to acquire and profitably operate community banks because of its experience in operating community banks, its ability to provide centralized management assistance to those banks and its access to capital. Management of the Company believes there are owners of community banks who may be willing to sell their banks in the future for, among other reasons, stockholder liquidity, to diversify their own investment portfolios, lack of family successor operators and the burden of compliance with bank regulations. In addition, management believes there are individual community bank owners in the targeted regions who are interested in selling their banks to an organization that has a strong capital base and management that has demonstrated a commitment to maintaining local bank identity. The Company's goal is to acquire banks with strong existing management such that the Company's strategies can be implemented while retaining the individual identity of the banks through the continuation of the existing management and local decision makers.

     The Company is generally targeting larger community banks in metropolitan areas and county seat towns of 2,000 persons or more. Market factors to be considered by the Company include the size and long term viability of the community and market area served by the target bank, the position of the transaction target in the market and the proximity of other banks owned by the Company. Generally, the bank target must be among the top three financial institutions in its market in terms of deposit share. Financial criteria include historical performance, comparison to peers in terms of key operating performance and capital ratios, loan asset quality, operating procedures and deposit structure. Also of significant financial importance is the investment required for, and opportunity costs of, the transaction. Non-financial considerations in evaluating a prospective bank target include the quality of the target's management and the demand on the Company resources to integrate the target institution.

     Because of the large number of county seat towns and banks and its familiarity with the market place, the Company's transaction focus is the Midwest and primarily in the States of Kansas, Oklahoma and Missouri, but it will also consider institutions in other states, which now includes Florida since its initial entry into the state through the acquisition of American Bancshares. Kansas is perceived by management to be the Company's best market for bank transactions because only recently have state banking laws permitted the large regional banking institutions based in Missouri to conduct branching activities in the State of Kansas.

     Internal Growth. The recent wave of regional bank acquisitions of community banks in the Midwest has created what management of the Company perceives to be a void in the community banking market. It is management's belief that it has been the practice of regional banking institutions to convert the banks they acquire into branches of the acquiring institution without the retention of local decision making. Management of the Company believes this practice detracts from the delivery of quality personalized services to the existing customer base of those branches. Management of the Company believes its branching activities are distinguished from those of regional banking institutions by the high degree of autonomy given each branch location.

     The Company's expansion activity also has allowed it to diversify its loan portfolio. Further, due to heavy residential and small business development, the loan demand in the suburban Johnson County communities, as well as in southeastern Tulsa, Oklahoma, is greater than that experienced in the Company's rural market areas.

LENDING ACTIVITIES

     General. The Company strives to provide in each market area it serves a full range of financial products and services to small and medium sized businesses and to consumers. The Company targets owner operated businesses and emphasizes the use of Small Business Administration and Farmers Home Administration lending. The Banks participate in credits originated within the organization but generally do not participate in loans from non-affiliated lenders. Each Bank has an established loan committee which has authority to approve credits, within established guidelines, of up to $500,000. Concentrations in excess of $500,000 must be approved by an executive loan committee comprised of the Chief Executive Officer and a Vice President of the Company and the local Bank's president and senior lending officer. When lending to an entity, the Company generally obtains a guaranty from the principals of the entity. The loan mix within the individual Banks is subject to the discretion of the Bank's board of directors and the demands of the local marketplace.

     Residential loans are priced consistently with the secondary market, and commercial and consumer loans generally are issued at or above the prime rate. The Company has no potential negative amortization loans. The following is a brief description of each major category of the Company's lending activity.

     Real Estate Lending. Commercial, residential and agricultural real estate loans represent the largest class of loans of the Company. As of December 31, 1999, real estate and real estate construction loans totaled $442.4 million and $82.8 million, respectively or 46.7% and 8.8% of all loans, respectively. Commercial loans at December 31, 1999 made up approximately 31.9% of loans, followed by one to four family residential 35.4%, and agricultural 9.2%. Generally, residential loans are written on a variable rate basis with adjustment periods of five years or less and amortized over either 15 or 30 years. The Company retains in its portfolio some adjustable rate mortgages having an adjustment period of five years or less. Agricultural and commercial real estate loans are amortized over 15 or 20 years. The Company also generates long term fixed rate residential real estate loans which it sells in the secondary market. The Company takes a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower's ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Company will retain non-conforming residential loans to known customers at premium pricing.

     Commercial Lending. Loans in this category principally include loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. As of December 31, 1999, commercial loans represented the second largest class of loans at $302.5 million, or 32.0% of total loans. The Company targets owner operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as the accounts receivable, inventory and equipment of the borrower. Accounts receivable loans and loans for inventory purchases are generally of a one year renewable term and those for equipment generally have a term of seven years or less. The Company generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are limited to 50% of the value of the inventory, and accounts receivable loans are limited to 75% of a predetermined eligible base. Each of the Banks is approved to make loans under the Small Business Administration program.

     Consumer and Other Lending. Loans classified as consumer and other loans include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. The Company generally takes a purchase money security interest in goods for which it provides the original financing. The terms of the loans range from one to five years, depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 1999, consumer and other loans amounted to $66.9 million, or 7.1% of total loans. The Company implemented a credit card program in late 1994 and targeted the Banks' existing customer base as potential consumers. As of December 31, 1999, the Company had issued 3,856 cards having an aggregate outstanding balance of $2.6 million in credit card receivables. The Company has not marketed credit cards to persons other than existing customers.

     Agricultural Lending. The Company provides short term credit for operating loans and intermediate term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $51.7 million as of December 31, 1999, or 5.4% of total loans. Farm product loans have generally a one year term and machinery and equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the ability to repay, as well as the existence of federal guarantees and crop insurance coverage. Farmer Credit Services guarantees are pursued wherever possible. Gold Bank and Citizens Bank hold "Preferred Lender Status" from the Farmer Credit Services, a guarantee program similar to the Small Business Administration, that minimizes the credit exposure of the Banks through partial transfer of the credit risk to the federal government. Preferred Lender Status expedites the processing of loan applications. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are limited to 75% of appraised value.

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

MORTGAGE BANKING OPERATIONS

     The Company, through Gold Banc Mortgage and Provident Bank, is engaged in the production of residential mortgages.

     Gold Banc Mortgage. Gold Banc Mortgage is a full service mortgage origination company, which became a wholly-owned subsidiary of Gold Bank on December 16, 1999. Its primary business involves the origination of residential mortgage loans through retail operations and through wholesale operations. Retail operations account for approximately 55% of originations and wholesale operations account for approximately 45% of originations. Total originations have been approximately $463 million, $578 million and $325 million in 1999, 1998 and 1997, respectively. 100% of loans originated are sold on a servicing-released basis through either: (1) a quarterly or monthly bulk loan flow basis, or (2) an individual loan sale basis. Income is generated primarily through service release fees, interest income on loans held for sale and marketing gain or loss.

     Gold Banc Mortgage is licensed to do business in 26 states with 16 retail loan production offices. A part of the retail operations involves loan production in the offices of banking subsidiaries of the Company. The wholesale operations consist of 5 offices doing business in 23 states.

     Regional Investment Company owned servicing rights on a portfolio of loans which was in excess of $500 million as of December 31, 1999. Those servicing rights are being sold; that sale will be finalized during the first quarter of 2000. Loans originated and sold will continue to be serviced by Gold Banc Mortgage until delivered to purchases under either arrangement described herein.

     Provident Bank. Provident Bank is a federally-chartered savings bank. It originates residential mortgage loans primarily in Buchanan County, Missouri. Over 95% of its loans are sold servicing-released. All sold loans are sold individually, and are locked with the investor promptly upon origination. Historically, loans were sold to three or four primary investors, and origination, processing, underwriting, closing and shipping functions were performed by the bank. During the first quarter of 2000, arrangements will be finalized through which the bank will originate loans and will sell them to Gold Banc Mortgage. Gold Banc Mortgage will perform the processing, underwriting, closing and shipping functions for sale pursuant to the methods described in the section above covering Gold Banc Mortgage. The bank will realize substantial reduction in its costs for back-room operations.

     Provident Bank originated approximately $40.2 million, $60.3 million and $50.9 million in residential loans in 1999, 1998 and 1997, respectively. Its income is generated from origination fees and gain on sale of loans.

     Residential loan business is generated primarily through networking with and referrals from real estate brokers, builders, developers and prior customers.

BROKERAGE SERVICES

     The Company provides securities brokerage and investment management services through Midwest Capital Management, Inc., a wholly owned subsidiary, which operates as a broker dealer in securities. Customers consist primarily of financial institutions located throughout the United States, with concentrations in the Midwestern section of the United States. Midwest Capital manages a wide variety of stock, bond and money market portfolios for clients which currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa, as well as trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Midwest Capital is registered with the National Association of Securities Dealers as a broker/ dealer and investment advisor.

TRUST SERVICES

     The Company provides trust services, primarily to individuals, corporations and employee benefit plans, through Trust Company, a Missouri chartered trust company and wholly owned non-bank subsidiary.

TECHNOLOGY AND E-COMMERCE SERVICES

     The Company provides technology and e-commerce services through CompuNet Engineering and the Gold Bank Technology Center. The Technology Center provides consolidated core and backoffice processing, including the electronic storage of checks and statements and the preparation of imaged statements, for the Kansas and Missouri banks, on-line banking support, a Call Center currently serving the Kansas City metropolitan area, internet access and electronic mail, as well as the gateway for all intra-company electronic communications, twenty-four hour, seven-day-a-week telephone banking and an internet firewall for the Gold Banc wide area network. CompuNet designs and implements scaleable local and wide area networking solutions utilizing the products of Microsoft, Novell, Cisco and Citrix, among others, for Gold Banc as well as other bank and non-bank clients, design and servicing of three-tier video conferencing (simple station to station, PC based multiple and conference room WAN), providing network and PC service support on a twenty-four hour per day, seven-day-per-week basis. Additional services provided by CompuNet include the design and implementation of voice-over IP (internet) solutions and consulting design and implementation of wireless networking solutions.

OTHER SERVICES

     The Company also provides insurance agency services through Gold Banc Financial Services, an indirect wholly owned non-bank subsidiary. Although this business is not of financial significance to the Company, management believes this service is important to certain of the Banks' customers, provides an opportunity to strengthen and develop relationships with customers, and furthers the Company's objective of becoming a complete financial services provider.

INVESTMENT PORTFOLIO

     The Banks' investment portfolio is used to meet the Banks' liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high quality investment portfolio oriented toward U.S. government and U.S. government agency securities. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments and a modest amount of investment grade obligations of state and political subdivisions. In managing its interest rate exposure, the Company also invests in mortgage backed securities and collateralized mortgage obligations. Federal funds sold and certificates of deposit are additional investments that are not classified as investment securities. Investment securities were $276.6 million, or 19.7% of total assets, at December 31, 1999. As of December 31, 1999, the investment portfolio included approximately $400,000 of equity securities of other publicly held bank holding companies.

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

COMPETITION

     The deregulation of the banking industry, the widespread enactment of state laws permitting multi-bank holding companies, and the availability of nationwide interstate banking has created a highly competitive environment for financial services providers, particularly for institutions in suburban areas, such as Gold Bank's Shawnee and Leawood locations or Citizens Bank of Tulsa. These locations compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Some of these competitors have substantially greater resources and lending limits and may offer certain services that these locations do not currently provide. In addition, some of the non-bank competitors are not subject to the same extensive federal regulations that govern these locations.

     Management believes the Banks have generally been able to compete successfully in their respective communities because of the Company's emphasis on local control and the autonomy of Bank management, allowing the Banks to meet what is perceived to be the preference of community residents and businesses to deal with "local" banks. While management believes the Banks will continue to compete successfully in their communities, there is no assurance future competition will not adversely affect the Banks' earnings.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as set forth below.

                              PRINCIPAL OCCUPATION AND
NAME         AGE            FIVE YEAR EMPLOYMENT HISTORY

Michael W.   45     Mr. Gullion has served as Chairman of the
Gullion             Board of Directors and Chief Executive
                    Officer of the Company since its inception and served as the Company's President until February 10, 1999. Mr. Gullion is the son-in-law of William Wallman, a director of the Company.

Malcolm M.   52     Mr. Aslin was appointed to the Board of
Aslin               Directors on February 11, 1999. He has
                    served as President and Chief Operating
                    Officer of the Company since February 10,
                    1999. From October 1995 until February 10,
                    1999, Mr. Aslin served as (i) Chairman of the Board of Western National Bank and
                    Unison Bancorporation, Inc. in Lenexa,
                    Kansas and (ii) Chairman and Managing
                    Director of CompuNet Engineering, L.L.C., a
                    Lenexa, Kansas computer service business the Company acquired in February 1999. From May
                    1994 until May 1995 Mr. Aslin served as
                    President of Langley Optical Company, Inc., a wholesale optical laboratory located in Lenexa, Kansas. Prior to purchasing Langley
                    Optical Company, Mr. Aslin spent more than
                    22 years in various positions with UMB Banks and United Missouri Financial Corporation, including President and Chief Operating
                    Officer of United Missouri Bancshares, Inc.
                    and President of UMB's Kansas City bank,
                    United Missouri Bank of Kansas City, N.A.

Keith E.     49     Mr. Bouchey was elected to the Board of
Bouchey             Directors of the Company on May 30, 1996. He
                    served as the Executive Vice President,
                    Chief Financial Officer and Corporate
                    Secretary of the Company since joining the Company in November 1995 until July 7, 1999.
                    He now serves as Executive Vice President --
                    Mergers and Acquisitions and Corporate
                    Secretary. Prior to joining the Company, Mr.
                    Bouchey had been, since August 1977, a
                    principal of GRA, Thompson, White & Company,
                    P.C., a regional bank accounting and
                    consulting firm, where he served on the
                    executive committee and as the managing
                    director of the firm's regulatory services practice.

Joseph F.    51     Mr. Smith has served as Executive Vice
Smith               President and Chief Technology Officer of
                    the Company since February 10, 1999. Mr.
                    Smith also serves as a director of Centurion
                    Funds, Inc., a Phoenix, Arizona mutual fund family advised by Centurion Trust Company.
                    From October 1995 until February 10, 1999,
                    Mr. Smith served as President and Chief
                    Operating Officer of CompuNet Engineering,
                    L.L.C., a Lenexa, Kansas computer service business that the Company acquired in February 1999. From August 1993 until May
                    1995 Mr. Smith served as a director and
                    Executive Vice President of Investors
                    Fiduciary Trust Company, located in Kansas
                    City Missouri. Prior to joining Investors
                    Fiduciary Trust Company, Mr. Smith spent more than 26 years in various management and operational positions with UMB Bank, including Executive Vice President and an advisory director of UMB's Kansas City bank, United Missouri Bank of Kansas City, N.A.

EMPLOYEES

     The Company maintains a corporate staff of 25 persons. At December 31, 1999, the Banks and non-bank subsidiaries had 557 full time equivalent employees. None of the employees of the Company, the Banks or the non- bank subsidiaries are covered by a collective bargaining agreement. The Company, the Banks and the non-bank subsidiaries believe their employee relations are good.

                   SUPERVISION AND REGULATION

REGULATION APPLICABLE TO BANK HOLDING COMPANIES

     GENERAL. The Company is a registered bank holding company within the meaning of the Bank Holding Company Act, subject to the supervision of the Federal Reserve Board. The Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act.
Also, the Federal Reserve Board periodically examines the Company. The Federal Reserve Board has authority to issue cease and desist orders against bank holding companies if it determines that that their actions represent unsafe and unsound practices or violations of law. In addition, the Federal Reserve Board is empowered to impose substantial civil money penalties for violations of certain banking statutes and regulations. Regulation by the Federal Reserve Board is intended to protect depositors of the Banks, not shareholders of the Company.

     SOURCE OF STRENGTH. Federal Reserve Board policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this policy, a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital which it can commit to its subsidiary banks. It is the Federal Reserve Board's position that the failure of a bank holding company to serve as a source of strength to a distressed subsidiary bank is an unsafe and unsound banking practice. This has become known as the "source of strength doctrine." It is not clear whether the source of strength doctrine is legally enforceable by the Federal Reserve Board.

     LIMITATION ON ACQUISITIONS. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) taking any action that causes a bank to become a controlled subsidiary of the bank holding company, (ii) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or holding company and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition, (iii) the acquisition by a bank holding company or any non-bank subsidiary thereof of all or substantially all of the assets of a bank, or (iv) a merger or consolidation with another bank holding company.

     In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into account the competitive effects of the proposed acquisition, the convenience and needs of the community to be served, and the financial and managerial resources and future prospects of the bank holding company and banks concerned. If a proposed acquisition, merger or consolidation might have the effect in any section of the United States to substantially lessen competition or to tend to create a monopoly, or if such proposed acquisition, merger, or consolidation otherwise would be in restraint of trade, then the Federal Reserve Board may not approve it unless it finds that the anticompetitive effects are clearly outweighed in the public interest by the probable effect of the proposed transaction in meeting the convenience and needs of the community to be served. The Company may from time to time acquire an interest in the voting stock or assets of other banks or financial institutions.

     LIMITATION ON CERTAIN ACTIVITIES. The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from engaging in, and from acquiring direct or indirect ownership or control of the voting shares or assets of any company engaged in, any activity other than banking or managing or controlling banks, and any activity which the Federal Reserve Board has determined before November 12, 1999 to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

     As of November 11, 1999, the Federal Reserve Board, by regulation, has determined that, subject to expressed limitations, certain activities are permissible for bank holding companies and their subsidiaries and may be engaged in upon notice to the Federal Reserve Board without prior approval.
These permissible activities include furnishing or providing services for the internal operations of the bank holding company and its subsidiaries, operating a safe deposit business, making and servicing loans, operating an industrial bank, performing certain trust company functions, acting as an investment or financial advisor in certain capacities, leasing certain real or personal property, making certain investments to promote community development, providing certain data processing services, performing certain insurance agency and underwriting functions, owning, controlling and operating a savings association, providing specified courier services, providing management consulting advice to nonaffiliated banks and non-bank depository institutions, selling certain money orders, United States savings bonds and traveler's checks, performing appraisals of real and personal property, arranging certain commercial real estate equity financing, providing securities brokerage services, underwriting and dealing in certain government obligations and money market instruments, providing foreign exchange advisory and transactional services, acting as a futures commission merchant, providing investment advice on financial futures and options on futures, providing consumer financial counseling, providing tax planning and preparation services, providing certain check guaranty services, operating a collection agency and operating a credit bureau.

     The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management, management consulting, underwriting of life insurance not sold in connection with a credit transaction, and insurance premium funding, are improper activities for bank holding companies and their
subsidiaries.   Under the Gramm-Leach-Bliley Act (the "GLB Act"),
which was enacted on November 12, 1999, the Federal Reserve Board is prohibited from approving new kinds of activities to be permissible for a bank holding company unless the bank holding company has elected to be a financial holding company. Certain bank holding companies and their subsidiaries possess "grandfather rights" giving them authority to engage in one or more of the activities which are not generally permissible because they were engaged in such activities prior to the adoption of legislation restricting such activities.

     Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), bank subsidiaries of a bank holding company are liable for any loss incurred (or reasonably anticipated to be incurred) by the Bank Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company. Liability under such cross-guaranty would be junior to deposit liabilities and most secured obligations, but senior to obligations to shareholders and most obligations to affiliates. The FDIC has authority to prospectively waive the cross-guaranty provision.

     As of December 31, 1999, the Company had the following bank subsidiaries: Gold Bank, Tulsa Bank, Citizens Bank, Colby Bank, First Bank, Linn Bank, Sabetha Bank, Alma Bank, Farmers Bank and Peoples Bank. As of December 31, 1999, the Company also had a federal savings bank subsidiary, which was Provident Bank. On January 5, 2000, Citizens Bank, Colby Bank, First Bank, Sabetha Bank, Alma Bank, Farmers Bank and Peoples Bank were merged with and into Gold Bank. On March 6 and 23, 2000, respectively, First Business Bank and the Linn Bank were also merged into Gold Bank. As a result of these mergers and the acquisition of other banks by the Company during the first quarter of the year 2000, as of March 23, 2000, the Company had the following insured depository institution subsidiaries: Gold Bank, American Bank, Elkhart Bank, El Reno Bank, Hennessey Bank, Tulsa Bank and Provident Bank.

     A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of services. Subsidiary banks and savings associations of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investment in the stock or other securities thereof, and on the taking of such stocks or securities as collateral for loans.

     ACTIVITIES OF A FINANCIAL HOLDING COMPANY. Under the GLB Act, a bank holding company that elects to be a financial holding company may engage in a wider range of financial activities than a bank holding company that does not make such an election. Effective March 11, 2000, the GLB Act (i) terminates the restrictions of the Bank Holding Company Act that prohibit banks from affiliating with insurance companies, (ii) terminates the restrictions of the Glass-Steagall Act that prohibit affiliates of banks from conducting certain securities underwriting activities, and (iii) permits bank holding companies to conduct other activities that the Federal Reserve Board and the United States Department of Treasury ("Treasury") determine to be financial in nature or incidental to a financial activity or the Federal Reserve Board determines to be complementary to a financial activity.

     To engage in the newly authorized financial activities, a bank holding company must elect to become a financial holding company. The bank holding company may make such an election by filing with the Federal Reserve Board (1) a declaration that the company elects to be a financial holding company to engage in Fed-approved financial activities or to acquire a company that engages in such activities, and (2) a certification, based upon the most recent regulatory examinations, that each of the bank holding company's insured depository institutions is well-capitalized and well-managed. Furthermore, each of the insured depository institutions must be rated "satisfactory" in its latest Community Reinvestment Act examination.

     The non-bank subsidiaries of a financial holding company may engage in pre-approved financial activities, which include the underwriting of all types of insurance and annuity products, the underwriting of all types of securities products and mutual funds, merchant banking activities, full-service insurance agency activities and operating a travel agency. A financial holding company may conduct any of these activities, so long as the financial holding company notifies the Federal Reserve Board within 30 days after the financial holding company commences such activities or acquires a company that engages in such activities. A financial holding company does not need to file a formal application with or obtain prior approval from the Federal Reserve Board to conduct such activities.

     If a financial holding company wishes to engage in activities that are "financial in nature or incidental to a financial activity" but not yet specifically authorized by the Federal Reserve Board, the financial holding company must file an application with the Federal Reserve Board. If both the Federal Reserve Board and Treasury approve the application, the financial holding company may commence the new activity. The Federal Reserve Board may also approve a new activity that is complementary to a financial activity, but the financial holding company must make an additional showing that the activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     A bank holding company that does not elect to become a financial holding company may remain a bank holding company. A bank holding company's regulatory requirements remain substantially the same, with two exceptions. First, the bank holding company and its subsidiaries will be subject to new customer privacy regulations, which will become effective on either November 12, 2000 or a date thereafter that is specified by federal banking agencies. Second, a bank that engages in securities brokerage activities may be required, under certain circumstances, to move its securities brokerage activities to a subsidiary or non-bank affiliate that is a broker-dealer registered with the NASD.

     REGULATORY CAPITAL REQUIREMENTS. The Federal Reserve Board has promulgated "capital adequacy guidelines" for use in its examination and supervision of bank holding companies. A holding company's ability to pay dividends and expand its business through the acquisition of new banking subsidiaries can be restricted if its capital falls below levels established by these guidelines. In addition, holding companies whose capital falls below specified levels can be required to implement a plan to increase capital.

     The Federal Reserve Board's capital adequacy guidelines provide for the following types of capital: Tier 1 capital (also referred to as core capital), Tier 2 capital (also referred to as supplementary capital), Tier 3 capital (consisting of short-term subordinated debt that meets certain conditions and used only in the measure of market risk, as discussed below) and Total capital. A bank holding company's Tier 1 capital generally includes the following elements: common shareholders' equity, qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 capital elements) and minority interests in the equity accounts of consolidated subsidiaries. Goodwill is generally excluded from Tier 1 capital. Most intangible assets are also deducted from Tier 1 capital. A bank holding company's Tier 2 capital generally includes allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), most perpetual preferred stock and any related surplus (noncumulative and cumulative, without percentage limits), certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and certain intermediate-term preferred stock and intermediate-term subordinated debt instruments (to a maximum of 50% of Tier 1 capital excluding goodwill, but phased-out as the instrument matures). The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital (net of goodwill). For purposes of calculating the total risk-based capital ratio, Total capital generally includes Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, certain deferred tax assets and other deductions as determined by the Federal Reserve Board.

     The Federal Reserve Board issued a regulation effective on October 1, 1998 which increases the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs"), non-mortgage servicing assets ("NMSAs") and purchased credit card relationships ("PCCRs") are included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 100% of Tier 1 capital and, to the further extent that PCCRs and NMSAs, in the aggregate, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital.

     Effective October 1, 1998, the Federal Reserve Board amended its capital adequacy guidelines to permit bank holding companies to include as part of Tier 2 capital up to 45 percent of the pretax net unrealized holding gains on available-for-sale equity securities.

     The Federal Reserve Board's capital adequacy guidelines require a bank holding company to satisfy a Tier 1 Leverage Ratio, a total risk-based capital ratio and a Tier 1 risk-based capital ratio. Under the Tier 1 Leverage Ratio capital guideline, a bank holding company must have and maintain Tier 1 capital in an amount equal to at least 3.0% of its average total consolidated assets. In general, average total consolidated assets means the quarterly average total assets (net of the allowance for loan and lease losses) reported on a bank holding company's Consolidated Financial Statements (FR Y-9C Report), minus goodwill and any other intangible assets or investments in subsidiaries which are deducted from Tier 1 capital. The 3.0% minimum Tier 1 Leverage Ratio is considered the absolute minimum amount of Tier 1 capital which the most highly rated bank holding companies (those rated composite 1 under the BOPEC rating system for bank holding companies) or those bank holding companies that have implemented the risk-based capital market risk measure set forth in the Federal Reserve Board's capital adequacy guidelines are required to maintain. All other bank holding companies must maintain a minimum Tier 1 Leverage Ratio of 4.0%.

     Under the Federal Reserve Board's capital adequacy guidelines, a bank holding company must have and maintain a ratio of Total capital to risk-weighted assets of 8.00%, and a ratio of Tier 1 capital to risk-weighted assets of 4%. The amount of a bank holding company's risk-weighted assets is determined by multiplying the balance sheet amount of each of the bank holding company's consolidated assets by a specified risk-weight factor of 0%, 20%, 50% or 100%, in accordance with the relative risk level of the asset. In determining risk-weighted assets, off-balance sheet items, such as standby letters of credit, are converted to an on-balance sheet credit equivalent amount by multiplying the face amount of the off-balance sheet item by a credit conversion factor of 0%, 20%, 50% or 100%, in accordance with the probability that the off-balance sheet item will become a credit extended by the bank holding company. In general, intangible assets and other assets which are deducted in determining Tier 1 capital and Total capital may also be excluded from risk-weighted assets.

     The Federal Reserve Board has proposed to permit portions of claims (including repurchase agreements) collateralized by cash on deposit with the lending institution or by securities issued or guaranteed by the U.S. Treasury, U.S. government agencies, or the central governments in other OECD countries to be eligible for a zero percent risk weight. The effect of this proposal is to allow banks and bank holding companies to hold less capital for these types of collateralized transactions.

     Under the Federal Reserve Board's market risk rules, an institution with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading
portfolio.   This regulation applies to any bank holding company
(i) whose trading activity equals 10% or more of its total assets or (ii) whose trading activity equals $1 billion or more.
General market risk refers to changes in the market value of on-balance sheet assets and off-balance sheet items resulting from broad market movements. Specific risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. Under the Federal Reserve Board's rules, an institution must measure its general market risk using its internal risk measurement model to calculate a "value-at-risk" based capital charge. An institution must also measure its specific risk either through a valid internal model or by a so-called standardized approach. The standardized approach for the measurement of specific risk uses a risk-weighing process developed by the Federal Reserve Board which categorizes individual instruments and then assesses a fixed capital charge. Until September 1997, an institution that used an internal model to measure specific risk, rather than the standardized approach, was required to hold capital for specific risk at least equal to 50 percent of the specific risk charge calculated when using the standardized approach (the minimum specific risk charge). If that portion of an institution's "value-at-risk" capital charge which was attributable to specific risk did not equal the minimum specific risk charge, the institution was subject to additional charges to make up for such difference. In September 1997, the Federal Reserve Board has eliminated the use of the minimum specific risk charge and consequently, the need for a dual calculation if an institution uses its internal model to measure specific risk. Therefore, an institution using a valid internal model to measure specific risk may use the "value-at-risk" measures generated by its model without being required to compare the model-generated risk charge to the minimum specific risk charge as calculated under the standardized approach.

     The regulation supplements the existing credit risk-based capital standards by requiring an affected institution to adjust its risk-based capital ratio to reflect market risk. In measuring market risk, institutions may use Tier 3 capital to meet the market risk capital requirements. Tier 3 capital is subordinated debt that is unsecured, fully paid up, has an original maturity of at least 2 years, is not redeemable before maturity without the prior approval of the institution's supervisor, is subject to a lock-in clause that prevents the issuer from repaying the debt even at maturity if the issuer's capital ratio is, or with repayment, would become, less than the minimum 8% risk-based capital ratio, and does not contain and is not covered by any covenants, terms or restrictions that may be inconsistent with safe and sound banking practices.

     On December 31, 1999, the Company was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, the Company had a Tier 1 leverage ratio of 6.62% (compared with a minimum requirement of 3%), a ratio of total capital to risk-weighted assets of 13.28% (compared with a minimum requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 8.54% (compared with a minimum requirement of 4%).

     INTERSTATE BANKING AND BRANCHING. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), bank holding companies are permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The Federal Reserve Board, however, may not approve an interstate acquisition if as a result of the acquisition the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit.

     Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. First, a state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). Second, a state may establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company (a "deposit cap"), provided that such deposit limit does not discriminate against out-of-state bank holding companies.

     The Riegle-Neal Act now permits affiliated banks in different states to act as agents for each other for purposes of receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as an agent for an affiliated bank is not considered a branch of the affiliated bank.

     Beginning on June 1, 1997, the Riegle-Neal Act authorized interstate branching by a merger of banks with different home states which results in a single bank with branches in both states. The Riegle-Neal Act gave states the right to "opt out" and prohibit interstate mergers by passing legislation before June 1, 1997 that expressly prohibits all merger transactions with out-of-state banks. The Riegle-Neal Act also gave states the right to "opt in" and authorize early interstate mergers by passing legislation that expressly permits interstate merger transactions with all out-of-state banks. The Riegle-Neal Act authorized banks to establish and operate de novo branches in a state (other than the bank's home state) only if the host state "opts in" to authorize de novo interstate banking by passing legislation that expressly permits all out-of-state banks to establish de novo branches in the state. As of June 1, 1997 approximately 44 states acted on the Riegle-Neal Act. As of June 1, 1997, only two states, Texas and Montana, opted out. Two states contiguous with Kansas' borders, Nebraska and Oklahoma, affirmatively "opted-in." Neither Kansas, Colorado nor Missouri acted by June 1, 1997 to "opt-in" or "opt-out." Therefore, interstate branching of banks by merger is now permitted in Kansas and its contiguous states.

     Effective October 10, 1997, the Riegle-Neal Act prohibits any bank from establishing or acquiring a branch or branches outside its home state primarily for the purpose of deposit production. An interstate branch must reasonably help meet the credit needs of the communities served as determined by a loan-to-deposit ratio screen. The FDIC and other banking agencies, under the final rule, will determine a bank's total loan-to-deposit ratio for all branches opened in a particular state one year or more after the bank has established an interstate branch. If the ratio is less than 50 percent of the average loan-to-deposit ratio for all banks headquartered in that state, the banking regulators will try to determine whether the branches are making a "reasonable" effort to meet the needs of the community served in that state by using six mitigating factors. The agencies may impose sanctions on institutions found not to meet the community credit needs. The regulators may require the bank to close branches in the state where it has a low loan-to deposit ratio, and may prohibit the bank from opening any new branches unless the institution assures the agencies that it will attempt to meet those credit needs.

     KANSAS BANK HOLDING COMPANY REGULATION. A bank holding company that owns, controls or has the power to vote 25% or more of any class of voting securities of a Kansas bank or a Kansas bank holding company must file an application with the Kansas State Bank Commissioner. Kansas prohibits any bank holding company or any subsidiary of a bank holding company from acquiring ownership or control of, or power to vote, any of the voting shares of any bank that holds Kansas deposits if, after such acquisition, the bank holding company and all of its subsidiaries would hold or control, in the aggregate, more than 15% of total Kansas deposits.

REGULATION APPLICABLE TO THE BANKS

     GENERAL.   As Kansas state member banks, Gold Bank, and
Elkhart Bank are subject to regulation and examination primarily by the Kansas State Bank Commissioner and the Federal Reserve Board, and are also regulated by the FDIC. As Oklahoma state member banks, Hennessey Bank and Tulsa Bank are subject to regulation and examination primarily by the Oklahoma State Banking Department and the Federal Reserve Board, and are also regulated by the FDIC. As a Florida state non-member bank, American Bank is subject to regulation and examination primarily by the Florida Department of Banking and Finance and the FDIC.
As an Oklahoma non-member bank, El Reno Bank is subject to regulation and examination primarily by the Oklahoma State Banking Department and the FDIC. As a federal savings bank, Provident Bank is subject to the regulation and examination primarily by the OTS, and is also regulated by the FDIC. Regulation by these agencies is designed to protect bank depositors rather than our shareholders. Each of the Federal Reserve Board, the FDIC and the OTS has the authority to issue cease and desist orders if it determines that activities of any of our subsidiary Banks represents unsafe and unsound banking practices or violations of law. In addition, the Federal Reserve Board, the FDIC and the OTS are empowered to impose substantial civil money penalties for violations of banking statutes and regulations.

     REGULATORY CAPITAL REQUIREMENTS. The Federal Reserve Board, the FDIC, the OCC and the OTS have adopted minimum capital requirements applicable to state member banks, state non-member banks, national banks and federal savings banks, respectively, which are substantially similar to the capital adequacy guidelines established by the Federal Reserve Board for bank holding companies. There are, however, technical differences in the methodologies used to calculate the capital ratios.

     On December 31, 1999, each of the Banks was in compliance with its federal banking agency's minimum capital requirements. The capital ratios of each of the Banks as of December 31, 1999 is shown on the chart below.
                                      TIER I          TOTAL
                      TIER I        RISK-BASED     RISK-BASED
SUBSIDIARY BANK   LEVERAGE RATIO   CAPITAL RATIO  CAPITAL RATIO
Gold Bank             7.60%            10.46%         11.56%
Tulsa Bank            8.32%            10.54%         11.80%
Citizens Bank        10.16%            17.19%         18.43%
Colby Bank            9.38%            11.14%         11.96%
First Bank            8.33%            15.14%         16.17%
Linn Bank             5.55%             7.73%         12.26%
Sabetha Bank          9.46%            12.67%         13.78%
Alma Bank             9.53%            17.55%         17.69%
Farmers Bank         11.58%            15.32%         16.97%
Peoples Bank          8.30%            11.69%         12.87%
Provident Bank        8.49%            11.74%         12.83%

     CLASSIFICATION OF BANKS. Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under regulations promulgated by the Federal Reserve Board, the FDIC, the OCC and the OTS, a bank or savings bank is deemed to be (i) "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio), (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (v) "critically undercapitalized" if it has a
Tier 1 leverage ratio that is equal to or less than 2%.   Federal
banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under Federal Reserve Board regulations Gold Bank and Tulsa Bank were well-capitalized institutions as of December
31, 1999.   Under FDIC regulations, Citizens Bank, Colby Bank,
First Bank, Linn Bank and Sabetha Bank were well-capitalized institutions as of December 31, 1999. Under OCC regulations, Alma Bank, Farmers Bank and Peoples Bank were well-capitalized institutions as of December 31, 1999. Under OTS regulations, Provident Bank was a well-capitalized institution as of December 31, 1999.

     Federal banking laws provide that if an insured depository institution receives a less than satisfactory examination rating for asset quality, management, earnings, liquidity or interest rate sensitivity, the examining agency may deem such financial institution to be engaging in an unsafe or unsound practice. The potential consequences of being found to have engaged in an unsafe or unsound practice are significant, because the appropriate federal regulatory agency may: (i) if the financial institution is well-capitalized, reclassify the financial institution as adequately capitalized; (ii) if the financial institution is adequately capitalized, take any of the prompt corrective actions authorized for undercapitalized financial institutions and impose restrictions on capital distributions and management fees; and (iii) if the financial institution is undercapitalized, take any of the prompt corrective actions authorized for significantly undercapitalized financial institutions.

     DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of the Company's subsidiary banks are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. The deposits of the Company's subsidiary federal savings bank and certain deposits of Gold Bank are insured by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under federal banking regulations, the Banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates range from zero (0) cents to 27 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase the reserve ratio of the BIF and the SAIF. There is no cap on the annual assessment rate which the FDIC may impose.

     In addition to any assessments that may be imposed by the FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by the Financing Corporation on SAIF-assessable deposits and BIF-assessable deposits. Generally speaking, until December 31, 1999, the assessment rate imposed by Financing Corporation with respect to BIF-assessable deposits was at a rate equal to one-fifth (1/5) of the assessment rate for SAIF-assessable deposits. As of January 1, 2000, BIF-assessable deposits and SAIF-assessable deposits were assessed by Financing Corporation at the same rate of 2.12 basis points of assessable deposits. As of March 23, 2000, Gold Bank, American Bank, Elkhart Bank, El Reno Bank, Hennessey Bank and Tulsa Bank had primarily BIF-assessable deposits. Gold Bank also has a approximately $10 million of SAIF insured deposits. As of March 23, 2000, Provident Bank only had SAIF-assessable deposits. Consequently, the change in Financing Corporation's assessment rates has resulted in Financing Corporation increasing its annual assessment rate on Gold Bank, American Bank, Elkhart Bank, El Reno Bank, Hennessey Bank and Tulsa Bank and decreasing its annual assessment rate on Provident Bank.

     INTEREST RATES. The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations, in conjunction with national monetary and fiscal policies that affect the interest rates paid by banks on deposits and borrowings, have resulted in reductions of net interest margins on certain classes of loans. Such circumstances may recur in the future, although the trend of recent federal and state legislation has been to eliminate restrictions on the rates of interest which may be charged on some types of loans and to allow maximum rates on other types of loans to be determined by market factors.

     LOANS TO ONE BORROWER. In addition to limiting the rate of interest chargeable by banks on certain loans, federal and state law imposes additional restrictions on the lending activities of banks and savings associations.

     The maximum amount that a federal savings bank or a national bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule, including loans fully secured by government securities and deposit accounts in the bank.

     The maximum amount that a Florida state bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 15% of the bank's capital accounts, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule, including loans fully secured by government securities, deposit accounts in the bank or loans made to school boards.

     The maximum amount that a Kansas state bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 25% of the bank's capital, plus an additional 10% for loans fully secured by certain kinds of real estate collateral. There are certain exceptions to the general rule, including loans fully secured by government securities, time deposit accounts in the bank, or bonded warehouse receipts issued to the borrower by some other person.

     The maximum amount that an Oklahoma state bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 30% of the bank's capital, less intangible assets. There are certain exceptions to the general rule, including loans fully secured by government securities or deposit accounts in the bank.

     PAYMENT OF DIVIDENDS. The National Bank Act restricts the payment of dividends by a national bank as follows: (i) no dividends may be paid if the bank has no undivided profits or retained earnings then on hand; (ii) until the surplus fund of the bank is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half-year period in the case of quarterly or semiannual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends; and (iii) the approval of the OCC is required if dividends declared by the bank in any year would exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus.

     Gold Bank and Elkhart Bank, as Kansas state member banks, are subject to the dividend restrictions set by Kansas law and the Federal Reserve Board. Tulsa Bank, as an Oklahoma state member bank, is subject to the dividend restrictions set by Oklahoma law and the Federal Reserve Board. American Bank, as a Florida state non-member bank, is subject to the dividend restrictions set by Florida law and the FDIC. Provident Bank, a federal savings bank, is subject to the dividend restrictions set by the OTS. Under the Federal Deposit Insurance Act, a FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. Florida, Kansas and Oklahoma banking law also prohibit the declaration of a dividend out of the capital and surplus of the bank. These laws and related regulations are not expected to have a material effect upon the current dividend policies of Gold Bank, American Bank, Elkhart Bank, El Reno Bank, Hennessey Bank, Tulsa Bank, and Provident Bank.

     COMMUNITY REINVESTMENT ACT. On May 4, 1995, the Federal Reserve Board, the FDIC, the OTS and the OCC adopted regulations relating to the Community Reinvestment Act (the "CRA"). The purpose of the CRA regulations is to establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods, and to provide that the agencies' assessment shall be taken into account in reviewing certain applications. The regulations seek to emphasize an institution's performance rather than the process, to promote consistency in evaluation of institutions, and to eliminate unnecessary reporting burdens. The regulations replace the previous twelve assessment factors for large banks with three tests: (i) a lending test, (ii) a service test, and (iii) an investment test. While documentation requirements have been substantially reduced, the safe harbors from CRA protest have also been eliminated.

     OTHER REGULATORY LIMITATIONS. The Company, the Banks and the Non-Bank Subsidiaries are "affiliates" within the meaning of the Federal Reserve Act. As such, the amount of loans or extensions of credit which the Banks may make to non-bank affiliates or to third parties, secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

     Each of the Banks are also authorized to invest in a service corporation that can offer the same services as the banking related services that bank holding companies are authorized to provide. However, regulatory approval must generally be obtained prior to making such an investment or the performance of such services.

     BANKING ACTIVITIES. The investments and activities of the Banks are subject to substantial regulation by federal banking agencies, including without limitation investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), investments in loans, loans to officers, directors and affiliates, security requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

     FLORIDA BANK ACTIVITIES. The Florida Department of Banking and Finance regulates or monitors all areas of the operations of American Bank, including capital requirements, issuance of stock, declaration of dividends, interest rates, record keeping, establishment of branches, mergers and acquisitions, loans, investments, borrowing, and employee responsibility and conduct. The Florida Department of Banking and Finance places limitations on activities of American Bank and requires the bank to maintain a certain ratio of liquidity against deposits. The Florida Department of Banking and Finance requires American Bank to file a report annually, in addition to any periodic report requested. American Bank is examined by the Florida Department of Banking and Finance at least once every 18 months and at any other time deemed necessary.

     KANSAS BANK ACTIVITIES. The Kansas State Bank Commissioner regulates or monitors all areas of the operations of Gold Bank and Elkhart Bank, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, mergers and acquisitions, loans, investments, borrowing, and employee responsibility and conduct. The Kansas State Banking Commissioner places limitations on activities of Gold Bank and Elkhart Bank and requires these banks to maintain a certain ratio of reserves against deposits. The Kansas State Bank Commissioner requires Gold Bank and Elkhart Bank to file a report annually showing receipts and disbursements of each bank, in addition to any periodic report requested. Gold Bank and Elkhart Bank are examined by the Kansas State Bank Commissioner at least once every 18 months and at any other time deemed necessary.

     OKLAHOMA BANK ACTIVITIES. The Oklahoma State Banking Department regulates or monitors all areas of the operations of El Reno Bank, Hennessey Bank and Tulsa Bank, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, mergers and acquisitions, loans, investments, borrowing, and employee responsibility and conduct. The Oklahoma State Banking Department places limitations on activities of El Reno Bank, Hennessey Bank and Tulsa Bank and requires these banks to maintain a certain ratio of reserves against deposits. The Oklahoma State Banking Department requires El Reno Bank, Hennessey Bank and Tulsa Bank to file a report annually, in addition to any periodic report requested. El Reno Bank, Hennessey Bank and Tulsa Bank are examined by the Oklahoma State Banking Department at least once every 18 months and at any other time deemed necessary.

     FEDERAL SAVINGS BANK ACTIVITIES. The OTS regulates or monitors all areas of Provident Bank's operations, including capital requirements, loans, investments, establishment of branch offices, mergers, conversions, dissolutions, transactions, borrowing, management, and record keeping. The OTS requires Provident Bank to file annual current reports in compliance with OTS procedures, as well as periodic reports upon the request of the director of OTS. Provident Bank must also prepare a statement of condition report showing the savings association's assets, liabilities and capital at the end of each fiscal year.

     All savings associations, including Provident Bank, are required to meet the Qualified Thrift Lender test (the "QTL test") to avoid certain restrictions on their operations. The QTL test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Qualified thrift investments primarily consist of residential housing loans and investments, home equity loans, education loans, small business loans and credit card loans.

     FINANCIAL SERVICE SUBSIDIARIES. The non-bank Financial Service subsidiaries of the Company are subject to the supervision of the Federal Reserve Board and may be subject to the supervision of other regulatory agencies including the Securities and Exchange Commission ("SEC"), the NASD, the Missouri Division of Finance, and state securities and insurance regulators.

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

     OTHER REGULATIONS. Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth In Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Debt Collection Practices Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The Banks also are subject to the Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     REGULATIONS ON PRIVACY OF CUSTOMER INFORMATION. Under the GLB Act, (i) the Federal Reserve Board regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between a state member bank and its affiliates; (ii) the FDIC regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between a state non-member bank and its affiliates; and (iii) the OTS regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between a federal savings association and its affiliates. Starting on either November 12, 2000 or a date thereafter that is jointly specified by the OCC, OTS, FDIC and Federal Reserve, these federal banking agencies will also regulate and monitor restrictions on the transfer of nonpublic personal information of consumers by their supervised institutions to nonaffiliated third parties.

     YEAR 2000 SAFETY AND SOUNDNESS STANDARDS. On October 15, 1998, the Federal Reserve Board, the FDIC, the OTS and the OCC adopted guidelines which establish the minimum safety and soundness standards for banks with respect to the Year 2000
readiness of their computer systems.   The guidelines required
that each bank, in writing, (i) identify all internal and external mission-critical computer systems that are not Year 2000 ready; (ii) establish the priorities for accomplishing work and allocating resources to renovating internal mission-critical systems; (iii) identify the resource requirements and individuals assigned to the Year 2000 project on internal mission critical systems; (iv) establish reasonable deadlines for commencing and completing the renovation of such internal mission-critical systems; (v) develop and adopt a project plan that addresses the bank's Year 2000 renovation, testing, contingency planning, and management oversight process; and (vi) develop a due diligence process to monitor and evaluate the efforts of external third party suppliers to achieve Year 2000 readiness. Each bank was required to substantially complete the testing of the renovation of all internal mission-critical systems by December 1, 1998.
The guidelines also required that each bank determine the ability of external third party suppliers to renovate external mission-critical systems that are not Year 2000 ready and to complete the renovation in sufficient time to substantially complete the testing of all external mission-critical systems by March 31, 1999. Furthermore, the guidelines required that each bank complete the testing of all mission-critical systems by June 30, 1999.

     For additional information on the Year 2000 readiness of the Banks, see "Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations--Year 2000."

     MONETARY POLICY AND ECONOMIC CONDITIONS. The principal sources of funds essential to the business of banks and bank holding companies are deposits, shareholders' equity and borrowed funds. The availability of these various sources of funds and other potential sources such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the monetary policies of the Federal Reserve Board and the relative costs of different types of funds.

     An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in United States government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.

     The Banks are subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest bearing reserves against their transaction accounts and non-personal time deposits. These regulations require depository institutions to maintain reserves equal to 3% of transaction accounts up to $44.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $44.3 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $5.0 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions.

     Substantially all of the restrictions on the maximum interest rates banks are permitted to pay on deposits have been removed, although banks are still prohibited from paying interest on demand deposits. Consequently, banks and thrift organizations are substantially free to pay interest at any rate. Deregulation has increased competition among such institutions for attracting deposits and has resulted in an overall increase in such institutions' cost of funds.

     The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the continuing changes in regulations affecting commercial banks and other actions and proposed actions by the Federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States and general economic conditions, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, loan demand or the overall performance of banks generally and the Banks and the non-bank affiliates in particular.

     The references in the foregoing discussion to various aspects of statutes and regulation are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

ITEM 2.   PROPERTIES

The Company and the Banks each own their banking facilities. The non-bank subsidiaries have entered into short-term leases for their properties. The Company believes each of the facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. The Company's headquarters and Gold Bank's Leawood, Kansas location are contained in a 25,000 square foot building that opened in 1996, all of which is occupied by the Company.

ITEM 3.   LEGAL PROCEEDINGS

     Gold Bank (formerly Exchange National Bank), is one of several named defendants in a number of lawsuits arising out of the same circumstances. The litigation was brought about on behalf of persons who purchased distributorships from an entity known as Parade of Toys ("Parade"). Gold Bank was included on trade reference sheets that listed other banks with whom Parade had done business. Plaintiffs allege that they contacted the persons listed on the trade reference sheets and that the trade reference defendants made false and misleading misrepresentations in which plaintiffs relied to their detriment. Their current claims include the theories of fraud, negligent misrepresentations, civil conspiracy and negligence.

     Plaintiffs commenced the litigation, in May 1997, as a putative class action in the District Court of Johnson County, Kansas. They then obtained an Order dismissing the case without prejudice and, in September 1997, refiled in the United States District Court for the District of Kansas. After the federal court denied class certification, plaintiffs filed a second action on behalf of 670 named plaintiffs. The court ruled that those claims were misjoined and set a deadline for plaintiffs to initiate new individual actions or to have claims dismissed with prejudice. Plaintiffs then obtained an order from the federal court dismissing all claims without prejudice and reinitiated certain of their claims in state court in Johnson County, Kansas.

     Plaintiffs began the process of recommencing the litigation by filing a separate action for each plaintiff in February 1999. Gold Bank was named as a defendant in 24 of those individual actions. Plaintiffs then filed a number of multi-plaintiff actions. The total number of plaintiffs in those four cases was 292.

     On July 28, 1999, the state court ruled that claims in the multi-plaintiff actions had been misjoined and that only the first-named plaintiff in each case could proceed. It gave plaintiffs until October 28, 1999 to commence new individual actions or to have their claims dismissed with prejudice. Counsel for the Bank has now been served with 316 Petitions in individual actions in the Johnson County District Court. One of the petitions alleges damages of approximately $75,000; two allege damages of approximately $50,000; six allege damages of approximately $40,000; one alleges damages of $12,175; and fifteen allege damages of $10,000 or less. The remaining claims range between $18,000 and $26,000.

     Gold Bank has filed Answers denying any liability in the 24 cases commenced on behalf of individual plaintiffs and has filed Motions to Dismiss the multi-plaintiff actions. On February 22, 2000, the District Court granted in part and denied in part the Motions to Dismiss. After plaintiffs have repled their claims, the Bank expects to file a motion for summary judgment.

     Gold Bank denies any liability and intends to vigorously defend these and any additional claims. The Company is unable to estimate its potential range of monetary exposure, if any, or to predict the likely outcome of these matters.

     No accrual or provision for losses, if any, related to the above matter has been made in the accompanying consolidated financial statements. In the normal course of business, the Company had certain other lawsuits pending at December 31, 1999. In the opinion of management, after consultation with legal counsel, none of those other lawsuits is expected to have a significant effect on the consolidated financial condition or results of operations of the Company.

     First State Bank, a wholly-owned subsidiary of the Company, was a defendant in an adversary proceeding styled Nelson v. First State Bank in a bankruptcy case pending in the Federal Bankruptcy Court for the Western District of Missouri styled In re: Hagman's Inc. William R. Hagman, Jr. became an advisory director of the Company on November 12, 1998. Mr. Hagman has had no direct or indirect interest in Hagman, Inc., since 1982. In the adversary proceeding, the bankruptcy trustee has alleged that First State Bank received preferential transfers in settlement of loans and bank overdrafts prior to the commencement of the Hagman's Inc. bankruptcy case of approximately $694,000 plus interest. The Company paid $465,000 in 1999 to settle this matter and charged the settlement to earnings.

     The Company is from time to time involved in other routine litigation incidental to the conduct of its business. The Company believes that no other pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

COUNTRYBANC HOLDING COMPANY

     On October 22, 1999, Gold Banc entered into an Agreement and Plan of Reorganization to acquire CountryBanc Holding Company of Edmond, Oklahoma. On January 19, 2000 Gold Banc and Country Banc entered into a First Amendment to Agreement and Plan of Reorganization. As of December 31, 1999, CountryBanc had total assets of approximately $560 million. American Heritage Bancorp, Inc. was acquired on January 7, 2000. The acquisition was accounted for as a pooling of interests. As of September 30, 1999, American Heritage had total assets of $81.2 million, total deposits of $67.0 million, total stockholders' equity of $9.8 million and year to date net earnings of $1.1 million.

     The total purchase price of CountryBanc was approximately
$76 million in a stock-for-stock, tax free exchange. The transaction was accounted for as a pooling of interests and closed on March 2, 2000.

     Gold Banc shareholders approved the acquisition of CountryBanc at a special meeting on March 2, 2000, with 9,942,608 votes in favor, 408,000 votes against, and 7,176,310 abstentions or broker non-votes.

FIRST BUSINESS BANCSHARES OF KANSAS CITY, INC.

     On October 19, 1999 Gold Banc entered into an Agreement and Plan of Reorganization to acquire First Business Bancshares of Kansas City, Inc. On January 21, 2000, Gold Banc and First Business Bancshares entered into a First Amendment to Agreement and Plan of Reorganization. First Business Bancshares' principal asset is an 86% ownership in First Business Bank of Kansas City, N.A. As of December 31, 1999, the bank had total assets of approximately $124 million. The total purchase price of First Business Bancshares was approximately $20 million in a stock-for-stock, tax-free exchange. The transaction was accounted for as a pooling of interests and closed on March 6, 2000.

     In conjunction with the acquisition of First Business
Bancshares and included in the approximately $20 million purchase price was a stock-for-stock, tax-free exchange of Gold Banc stock for the 14% minority interest held by third parties in First
Business Bank of Kansas City, N.A. The acquisition of the minority interests was accounted for as a purchase.

     Gold Banc shareholders approved the acquisition of First Business Bancshares of Kansas City, Inc. and the minority interests of First Business Bank of Kansas City, N.A. at a special meeting on March 6, 2000, with 9,921,840 votes in favor, 104,478 votes against, and 7,500,600 abstentions or broker non-votes.

AMERICAN BANCSHARES, INC.

     On September 6, 1999 Gold Banc entered into an Agreement and Plan of Reorganization to acquire American Bancshares, Inc., a Florida corporation. On January 21, 2000, Gold Banc and American Bancshares entered into a First Amendment to Agreement and Plan of Reorganization. As of December 31, 1999, American Bancshares had total assets of approximately $460 million. The total purchase price of American Bancshares was approximately $55 million in a stock-for-stock, tax-free exchange. The transaction was accounted for as a pooling of interests and closed on March 20, 2000.

     Gold Banc shareholders approved the acquisition of American
Bancshares at a special meeting on March 13, 2000, with 10,173,637 votes in favor, 608,764 votes against, and 6,745,517 abstentions or broker non-votes.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED
          STOCKHOLDER MATTERS.

     The Company's common stock, par value $1.00 per share, trades on the NASDAQ National Market tier of The NASDAQ Stock
Market under the symbol "GLDB."

     Information relating to market prices of common stock and cash dividends declared on common stock is set forth in the table below.

                             MARKET PRICE
                                                       CASH
                        HIGH            LOW          DIVIDENDS


   1998 QUARTERS
   First              $13.38          $11.63           $0.015
   Second              22.75           12.50            0.02
   Third               21.75           14.00            0.02
   Fourth              17.25           13.00            0.02

   1999 QUARTERS
   First              $16.25          $12.80           $0.02
   Second              16.38           11.88            0.02
   Third               13.88            9.75            0.02
   Fourth              11.75            8.38            0.02

     As of March 24, 2000, there were approximately 1,600 holders of record of the Company's common stock.

     On December 31, 1999, the Company issued 516,800 shares of its common stock in an unregistered stock offering in connection with its acquisition of DSP Investments, Ltd. (the parent company of Linn County Bank). The sale was completed in reliance on the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.          SELECTED FINANCIAL DATA

      This selected consolidated information should be read in conjunction with the consolidated financial statements of the Company and notes beginning on page 47.

                                                                         AT OR FOR THE YEARS ENDED
                                                                                DECEMBER 31,
                                                   1999           1998             1997         1996         1995
                                                             (IN THOUSANDS EXCEPT SHARE DATA AND RATIOS)
   EARNINGS
    Net interest income                           $41,087        $35,608          $27,556     $20,370       $17,233
    Provision for possible loan losses              1,602          2,781            2,130       1,262         1,812
    Non-interest income                            18,067          8,778            4,753       4,179         3,322
    Non-interest expense                           42,746         28,079           17,478      16,047        14,118
    Income taxes                                    5,003          1,607            2,827       2,334         1,520
    Net earnings                                    9,803         11,919            9,874       4,906         3,105
    Adjusted net earnings<F1>                     $12,856          9,122           $8,295       4,906        $3,105

   FINANCIAL POSITION
    Total assets                               $1,407,379     $1,111,356         $824,464    $632,561      $532,044
    Loans receivable, net                         934,017        723,364          545,531     408,258       321,866
    Allowance for loan losses                      12,233         10,752            7,736       5,322         4,486
    Goodwill                                       36,890         13,328            3,205       3,257         3,409
    Investment securities                         276,580        229,520          164,535     148,637       140,984
    Deposits                                    1,086,537        926,687          697,163     549,507       466,327
    Long-term debt                                 72,235         49,761           35,174       7,074        14,973
    Guaranteed preferred beneficial
      interest in Company debentures               66,300         28,750              ---         ---           ---
    Stockholders' equity                          $87,014        $83,811          $66,566     $53,120       $28,875
   PER SHARE DATA
    Net income per share - diluted                 $ 0.57        $  0.71           $ 0.64      $ 0.45        $ 0.30
    Adjusted net income per share -
      diluted<F1>                                    0.75           0.55             0.54        0.45          0.30
    Book value per share                             4.92           4.88             4.19        3.47          2.69
    Cash dividends declared<F2>                    $ 0.08        $  .075           $ .045      $  ---        $  ---
    Average shares outstanding                     17,237         16,707           15,522      11,237        10,871
   RATIOS
    Return on average assets                        0.82%          1.22%            1.35%       0.85%         0.65%
        Adjusted return on average assets<F1>       1.07%           .93%            1.13%       0.85%         0.65%

    Return on average equity                       11.15%         15.14%           15.56%      13.63%        10.93%
    Adjusted return on average equity<F1>          14.63%         11.59%           13.07%      13.63%        10.93%
    Dividend payout<F2>                            14.04%          0.56%            7.03%          --           ---
    Net interest margin                             3.83%          4.11%            4.14%       3.95%         3.99%
    Allowance for loan losses to non-
      performing loans                            351.62%        290.59%          673.28%     752.76%       227.02%
    Non-performing assets to total assets            .39%           .47%             .23%        .12%          .41%
    Non-performing loans to total loans              .37%           .50%             .21%        .17%          .61%
    Net loan charge-offs to average loans            .24%           .21%             .10%        .12%          .34%
    Leverage ratio                                  6.62%          8.80%           11.00%       8.14%         5.27%

<F1> Adjusted numbers for 1999 represent recurring income without one-time consolidation/repositioning expense, and 1998 and 1997 amounts include pro forma adjustments for taxes related to Subchapter S earnings for Citizens Bank of Tulsa.

<F2> Prior to the second quarter of 1997, the Company had not paid cash dividends on shares of its common stock. The dividend payout ratio is computed using dividends paid by the Company and does not include dividends paid by subsidiaries acquired in pooling of interests transactions.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

     The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, which are included elsewhere in this report.

GENERAL

     The Company provided community banking and related financial services at 35 locations in Kansas, Oklahoma and Missouri as of December 31, 1999. Geographic markets include Johnson County, Kansas, an affluent suburb in the Kansas City metropolitan area, Tulsa, Oklahoma, a growing city with a strong small-business sector and a number of smaller cities.

     The Company has focused on growth of its Banks' lending and other services by cultivating relationships with small businesses and other clients. The Company has expanded through a strategy of internal growth supplemented by community bank acquisitions that are believed to be accretive to earnings and stockholders' equity. The Company also has taken steps to offer traditional and on-line banking and non-bank financial services to customers of its Banks. During 1999, the Company acquired one bank and two non-bank subsidiaries. During 1998, the Company acquired six banks and two non-bank subsidiaries.

     The following table lists the Company's Banks' ("Banks") total assets (in millions of dollars) as of December 31, 1999, communities served, number of offices and year acquired:

                                   TOTAL           LOCATION AND                 YEAR
     BANK                          ASSETS         NUMBER OF OFFICES           ACQUIRED
     Gold Bank                     $452.9         Johnson County, KS-4          1978
                                                  Marysville, KS-2
                                                  Kansas City, MO-1             1999
                                                  Lee's Summit, MO-1            1999
     Citizens Bank of Tulsa        $293.9         Tulsa, OK-3                   1998
     Peoples National Bank<F*>     $132.6         Clay Center, KS-1             1997
                                                  Concordia, KS-2
                                                  Washington County, KS-2
     First State Bank and
       Trust Company<F*>           $125.7         Pittsburg, KS-2               1998
     Provident Bank, f.s.b.        $ 87.9         St. Joseph, MO-2              1994
     Citizens State Bank
       and Trust Co.<F*>           $ 69.1         Seneca, KS-2                  1985
     Farmers National Bank<F*>     $ 54.3         Decatur County, KS-2          1997
     Farmers State Bank<F*>        $ 59.9         Sabetha, KS-2                 1998
     First National Bank
       in Alma<F*>                 $ 32.1         Alma, KS-1                    1998
     Peoples State Bank of
       Colby<F*>                   $ 27.7         Thomas County, KS-2           1998
     Linn County Bank<F**>         $ 61.5         Linn County, KS-3             1999

    <F*>   On January 6, 2000, these banks were merged into Gold
           Bank, Leawood, Kansas to create one state-wide charter.
    <F**>  On March 23, 2000, Linn County Bank was merged with and into Gold Bank.

     The following table lists non-bank subsidiaries of the Company, which offer financial services to their own clients and to bank customers through the offices of the Banks:

                                                                  HEADQUARTERS               YEAR
     NON-BANK SUBSIDIARY             SERVICE FOCUS                LOCATION                 ACQUIRED
Midwest Capital Management, Inc.     Broker/dealer                Kansas City, MO           1998
The Trust Company                    Trust accounts               St. Joseph, MO            1998
Gold Banc Financial Services, Inc.   Insurance                    Marysville, KS              -
CompuNet Engineering, Inc.           Information technology       Lenexa, KS                1999
                                       and e-Commerce
Gold Bank Mortgage, Inc.             Mortgage                     Kansas City, MO           1999

     Subsequent to December 31, 1999, the Company completed three previously announced acquisitions. First Business Bancshares, CountryBanc Holding Company and American Bancshares were acquired in business combinations to be accounted for as poolings of interest. In addition, one previously announced acquisition, Union Bancshares, Ltd., was terminated. The Company incurred direct transaction costs aggregating approximately $11.9 million in connection with the four transactions described above. Such cost will be charged to expense in the quarter ending March 31, 2000.

MARKETS

     The Company is headquartered in Johnson County, Kansas, along with Gold Bank, our lead bank. Johnson County is a suburban community near Kansas City. Johnson County has a more competitive banking environment than the Company's smaller markets, but its robust economic growth has enabled Gold Bank to rapidly grow its loans and deposits in the county. Gold Bank has four offices in growing areas of Johnson County. This presence in Johnson County accounted for approximately 21% of the Company's total assets at year-end 1999.

     The Company entered the Tulsa, Oklahoma, market in 1998 with the acquisition of Citizens Bank of Tulsa. Citizens serves a rapidly growing area in southeastern Tulsa, a light-industrial district that is home to more than 5,000 small businesses, and a mature residential area of Tulsa. A third office was opened in a developing residential area of south Tulsa during the second quarter of 1999. Citizens Bank of Tulsa accounted for approximately 23% of the Company's total assets at year-end 1999.

     Other local markets where the Company operates generally did not experience the level of growth seen in Johnson County and Tulsa, but their economies were sound, with a mix of services, manufacturing and agriculture-related industries. Each of the local markets is generally a county seat and the Company's locations serve both that city and the surrounding area including Clay Center, Kansas, in north-central Kansas with 26,000 residents, Pittsburg, Kansas, located in a county of 36,000 people whose economy revolves around a state university and regional trade for southeast Kansas and St. Joseph, Missouri, a metropolitan area with 97,000 residents.

     Financial services, including traditional and on-line banking, trust, mortgage and investments, are offered to current customers of the Banks, either directly through representatives located in bank offices or through telecommunication links with the non-bank offices.

INFLUENCES ON EARNINGS

     The Company's net income depends upon the combined results of operations of the Banks, each of which conducts a commercial and consumer banking business by attracting deposits from the general public and deploying those funds to earning assets. In addition, the non-bank subsidiaries contribute income from management fees and commissions.

     Each Bank's profitability depends primarily on net interest income, which is interest income on interest-earning assets less interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities and other earning assets, such as Federal Funds sold. Interest-bearing liabilities include customer deposits, time and savings deposits and other borrowings such as Federal Funds purchased, short-term borrowings and long-term debt, including junior subordinated deferrable interest debentures. Besides the balances of interest-earning assets and interest-bearing liabilities, net interest income is affected by each Bank's interest rate spread. This spread is the difference between the Bank's average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is impacted by changes in interest rates, deposit flows and loan demand, among other factors.

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

RESULTS OF OPERATIONS

Overview

     For the year ended December 31, 1999, the Company acquired a community bank, a technology company and a mortgage company. The acquisitions were accounted for as purchase transactions. Total consideration paid for the 1999 acquisitions using the purchase method was $27.6 million, consisting of $22.9 million of cash, notes payable, and 516,800 shares of common stock.

     For the year ended December 31, 1998, the Company acquired six banks and two non-bank companies with assets aggregating $491 million. These acquisitions were accounted for as pooling-of-interests and purchase transactions. Total consideration paid for acquisitions using the purchase method was $22.4 million, consisting of cash of $12.5 million and 1,292,000 shares of common stock.

     Net earnings for 1999 totaled $9.8 million, or $0.57 per share. Excluding one-time expenses incurred to consolidate the banks located in Kansas into one statewide organization, net earnings were $12.9 million, or $0.75 per share. Net earnings for 1998 totaled $11.9 million, or $0.71 per share. Net earnings for 1997 totaled $9,874,000, or $0.64 per share.

     Citizens Bancorporation, Inc., formerly the parent company of Citizens Bank of Tulsa and one of the companies acquired in 1998 using the pooling-of-interests method, was a Subchapter S Corporation prior to its acquisition. As a Subchapter S Corporation, Citizens was not subject to tax on its earnings; the earnings were included in the tax returns of Citizens' stockholders. Consolidated net earnings and per share results for 1998 and 1997, as set forth above, exclude taxes on Citizens' earnings. Pro forma net earnings and per share earnings as if Citizens had been subject to income taxes for 1998 and 1997 were $9,122,000 and $0.55 per share, and $8,295,000 and $0.54 per share, respectively.

     Net earnings for 1999, excluding the one-time expenses described above, increased $3.8 million over 1998 pro forma net earnings as a result of increased net interest income of $5.5 million, decreased provisions for loan losses of $1.2 million and increased other income of $9.3 million, offset by increased non-interest expense of $10.1 million and increased income tax expense of $2.1 million.

     Pro forma net earnings for 1998 increased $827,000 over pro forma net earnings for 1997 as a result of increased net interest income of $8.1 million and increased other income of $4 million, offset by increased provisions for loan losses of $651,000 and increased other expense of $10.6 million.

NET INTEREST INCOME

     The following table presents the Company's average balances, interest income and expense on a tax equivalent basis, and the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,

                                         1999                           1998                            1997

                             Average    Interest  Average    Average    Interest    Average   Average    Interest   Average
                             Balance    Income/   Rate       Balance    Income/     Rate      Balance    Income/    Rate
                                        Expense   Earned/               Expense     Earned/              Expense    Earned/
                                                  Paid                              Paid                            Paid
                                                               (Dollars in Thousands)
Assets:

Loans, net<F1>               $797,874   $72,753    9.12%     $642,598   $61,017      9.50%    $489,314   $44,977     9.19%
Investment securities-
taxable                       207,330    12,264    5.92%      167,971     9,724      5.79%     138,324     7,670     5.55%
Investment securities-
nontaxable<F2>                 41,532     3,165    7.62%       28,606     2,100      7.34%      22,097     1,662     7.52%
Other earning assets           52,558     2,758    5.25%       43,619     3,069      7.03%      30,037     1,787     5.95%
Total earning assets        1,099,204    90,940    8.27%      882,794    75,910      8.60%     679,772    56,096     8.25%
Noninterest-earning
assets                        100,911                          93,102                           53,630

  Total assets             $1,200,205                        $975,896                         $733,402

Liabilities and
Stockholders' Equity:
Savings deposits and
interest-bearing
checking                   $  331,866   $10,653    3.21%     $269,639    $9,332      3.46%    $202,470    $6,614     6.27%
Time deposits                 534,799    28,392    5.31%      460,841    25,599      5.55%     368,339    19,561     5.31%
Short-term borrowings          28,983     1,945    6.71%       13,448       751      5.59%      21,726     1,281     5.89%
Long-term borrowings          108,533     7,803    7.19%       59,110     3,906      6.61%       6,950       519     7.47%
  Total interest-bearing
    liabilities             1,004,181    48,793    4.86%      803,038    39,588      4.93%     599,485    27,975     4.67%
Non-interest-bearing
liabilities                   108,138                          94,117                           70,440
Stockholders' equity           87,886                          78,741                           63,477

  Total liabilities and
    stockholders' equity   $1,200,205                        $975,896                         $733,402
Net interest income<F3>                 $42,147                         $36,322                         $28,121
Net interest spread                                3.41%                             3.67%                          3.58%
Net interest margin<F4>                            3.83%                             4.11%                          4.14%

<F1> Non-accruing loans are included in the computation of average balance.

<F2> Yield is adjusted for the tax effect of tax exempt
securities. The tax effects in 1999, 1998 and 1997 were $1,060,000, $714,000 and $565,000, respectively.

<F3> The Company includes loan fees in interest income. Such fees totaled $3,195,000, $2,782,000 and $2,146,000 in 1999, 1998 and
1997, respectively.

<F4> The net interest margin on average earning assets is the net interest income divided by average interest-earning assets.

     For 1999, total interest income increased $14.7 million, or 19.5%. Interest income on loans increased $11.7 million, or 19.2%. Of the $14.7 million increase, $1.8 million is attributed to purchase transactions completed during 1999. The remaining $12.9 million increase is primarily due to increased loan volume in 1999 at certain Banks. For 1999, the average loan balance increased $155.3 million, or 24.2%, and the yield earned on loans decreased from 9.50% in 1998 to 9.12% in 1999. Interest income on investments increased $3.3 million, or 29.3%. For 1999, the average investment balance (taxable and non-taxable) increased $52.3 million, or 26.6%. Interest income on non-taxable investments was positively impacted by a slight increase in the yield earned on non-taxable investments, 7.62% in 1999 compared to 7.34% in 1998.

     For 1998, total interest income increased $19.7 million, or 35.4%. Interest income on loans increased $16.0 million, or 35.7%, primarily due to increased loan volume in 1998. For 1998, the average loan balance increased $153.3 million, or 31.3%, and the yield earned on loans increased from 9.19% in 1997 to 9.50% in 1998.

     Total interest expense was $48.8 million for 1999 compared to $39.6 million for 1998, a 23.3% increase. Of the $9.2 million increase, $1.1 is attributed to interest expense of entities acquired in purchase transactions in 1999, with the remainder attributed to internal growth and increased rates paid. For 1999, interest expense on savings and interest-bearing checking increased $1.3 million, or 14.2%, primarily as a result of an increase in the average balance of such deposits of $62.2 million, or 23.1%. Of the increase in the average balances of all types of deposits, $3.1 million, or 0.3%, is attributed to the entities acquired in purchase transactions in 1999. Interest expense on time deposits increased $2.8 million, or 10.9%, primarily as a result of an increase in the average balance of such deposits of $74.0 million, or 16.1%. Interest expense on combined short-term and long-term borrowings increased $5.1 million, or 109.3%, primarily as a result of an increase in the average balance of such borrowings of $65.0 million, or 89.5%, in 1999 compared to 1998.

     Total interest expense was $39.6 million for 1998, compared to $28.0 million for 1997, a 41.5% increase. For 1998, interest expense on savings and interest-bearing checking increased $2.7 million, or 41.1%, primarily as a result of an increase in the average balance of such deposits of $67.2 million, or 33.2%. Interest expense on time deposits increased $6.0 million, or 30.9%, primarily as a result of an increase in the average balance on such deposits of $92.5 million, or 25.1%, coupled with an increase in the rate paid on such deposits from 5.31% in 1997 to 5.55% in 1998.

     As a result of the changes described above, net interest income increased $5.5 million, or 15.4%, for 1999 compared to 1998 and increased $8.1 million, or 29.2%, for 1998 compared to 1997.

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

                                                        YEAR ENDED DECEMBER 31

                                           1999 COMPARED                        1998 COMPARED
                                              TO 1998                             TO 1997

                                              AVERAGE      TOTAL                 AVERAGE   TOTAL
                                    VOLUME     RATE       CHANGES      VOLUME     RATE     CHANGES
Interest income:                                       (Dollars in Thousands)
  Loans<F1>                         $14,751   $(3,015)    $11,736      $ 14,087  $ 1,953   $16,040
  Investment securities-taxable       2,279       260       2,539         1,645      409     2,054
  Investment securities-nontaxable      949       117       1,066           489      (51)      438
  Other earning assets                  628      (939)       (311)          809      473     1,282
  Total interest income             $18,607   $(3,577)    $15,030      $ 17,030  $ 2,784   $19,814
Interest expense:
  Savings deposits and
    interest-bearing checking       $ 2,153     $(832)    $ 1,321       $ 2,197  $   521   $ 2,718
  Time deposits                       4,105    (1,312)      2,793         4,911    1,127     6,038
  Short-term borrowings                 868       326       1,194          (488)     (42)     (530)
  Long-term borrowings                3,267       630       3,897         3,897     (510)    3,387
     Total interest expense         $10,393    (1,188)      9,205       $10,517  $ 1,096  $ 11,613
Increase (decrease) in
  net interest income               $ 8,214   $(2,389)     $5,825        $6,513  $ 1,688  $  8,201

<F1> The Company includes loan fees in interest income. Such fees totaled
$3,195,000, $2,782,000 and $2,146,000 in 1999, 1998, and 1997, respectively.

PROVISION FOR LOAN LOSSES

     An integral part of merging credit portfolios in the Company's mergers requires converting the purchased banks' credit culture and credit standards to that of the Company. Inherent with this implementation of these processes and procedures is a potential for increased credit risk. To prepare for this risk, the Company generally increases its provisions to prepare for any credit exposure. It is anticipated, that as these merged banks adopt and implement these procedures credit risk should decline, requiring lower provisions.

     The provision for loan losses was $1.6 million for 1999 compared to $2.8 million for 1998, a 42.9% decrease. This decrease in the provision is primarily the result of an overall improvement in the quality of the loan portfolio, as the result of implementation of the Company's credit processes and procedures in Banks acquired prior to 1999. Improvement in credit quality is evidenced by a decrease in non-performing loans to $3.5 million as of December 31, 1999 as compared to $3.7 million at December 31, 1998 despite a $177 million (24.2%) increase in total loans.

     The provision for loan losses was $2.8 million for 1998 compared to $2.1 million for 1997, a 33.3% increase. The increase in the provision was primarily the result of a $177.8 million, or 32.6%, increase in total loans outstanding at December 31, 1998 compared to the end of 1997, and in preparation for any potential credit risk, while implementing credit procedures in the banks acquired during 1998.

NON-INTEREST INCOME

     The following table presents the components of the Company's non-interest income for the years indicated:

                                                YEAR ENDED DECEMBER 31
                                            1999           1998        1997
                                                  (Dollars in Thousands)

 Service charges on deposit accounts    $   4,124    $   3,275     $  2,446
 Gain on sale of loans                      3,253        1,106          679
 Gain on sale of securities                   170           94          116
 Insurance premium income                     100           65           99
 Fiduciary income                           1,637          531          405
 Investment trading fees and
  commissions                               3,293        3,265            -
 Other non-interest income                  5,490          442        1,008
     Total non-interest income          $  18,067    $   8,778     $  4,753
 Non-interest income as a percentage
  of average total assets                   1.51%        0.90%        0.65%

     Non-interest income was $18.1 million for 1999 compared to $8.8 million for 1998, a 105.7% increase. Service charges on deposit accounts increased $0.8 million, or 25.9%, in 1999 as a result of a larger customer base. Gain on sale of loans increased $2.1 million, or 194.1% in 1999, due to the acquisition of Regional Investment Company in August 1999. The increased non-interest income is due primarily to revenues of approximately $5.0 million earned by CompuNet Engineering subsequent to its acquisition in March 1999. Non-interest income was $8.8 million for 1998 compared to $4.8 million for 1997, an 84.7% increase. For 1998, the $4.0 million increase in non-interest income is primarily due to investment trading fees and commissions as a result of the Company's acquisition of Midwest Capital Management, Inc. in January 1998.

NON-INTEREST EXPENSE

     The following table presents the components of non-interest expense for the years indicated:

                                                YEAR ENDED DECEMBER 31
                                           1999       1998         1997
                                                (Dollars in Thousands)

     Salaries and employee benefits   $  19,969  $   13,307    $   8,884
     Net occupancy expense                3,910       2,482        2,145
     Deposit insurance expense              185         103           95
     Professional services                2,315       3,065        1,340
     Data processing expense              1,744       1,115          677
     Supplies                               840         667          510
     Telephone                              626         326          206
     Postage                                561         374          253
     Advertising/promotion                1,028       1,124          728
     Other                               11,568       5,516        2,640
        Total non-interest expense    $  42,746  $   28,079    $  17,478

     Efficiency Ratio                    74.43%      67.50%       58.34%


     Total non-interest expense was $42.7 million for 1999 compared to $28.1 million for 1998, a 52.0% increase. The increase is partially attributable to an increase in salaries and employee benefits of $6.7 million, or 50.1%, in 1999. Other non-interest expenses increased $6.1 million, or 109.7%, as a result of consolidation/repositioning expense and the expenses of the three companies acquired in 1999. Net occupancy expense increased $1.4 million or 57.5%.

     Total non-interest expense was $28.1 million for 1998 compared to $17.5 million for 1997, representing a 60.6% increase. The increase is primarily attributable to an increase in salaries and employee benefits of $4.4 million, or 49.8%, in 1998. Professional services increased $1.7 million, or 128.7%, as a result of legal and accounting expenses associated with numerous acquisitions completed in 1998 and the profit improvement study commissioned by the Company at a cost of approximately $700,000. Net occupancy expense increased $337,000 or 15.7%, due to the purchase transactions completed during 1998. The increase in other non-interest expense is primarily attributed to the purchase transactions completed during 1998.

INCOME TAX EXPENSE

     Income tax expense was $5.0 million for 1999 compared to $1.6 million for 1998, a $3.4 million, or 212.5%, increase. Income tax expense for 1997 was $2.8 million, $1.2 million greater than 1998. The effective tax rates for 1999, 1998 and 1997 were 33.8%, 11.9%, and 22.3% respectively. The 1998 and 1997 effective tax rate differs from the expected rate of 34% due primarily to the earnings of Citizens Bancorporation, Inc., which as a Subchapter S Corporation, was not subject to tax prior to the acquisition by the Company. In addition, the Company recognized a $500,000 deferred tax benefit in 1998 resulting from timing differences upon the conversion of Citizens back to a "C" Corporation on the date of acquisition by the Company. Pro forma tax expense for 1998 and 1997 if Citizens had not been a Subchapter S Corporation, would have been $4,404,000 and $4,406,000 yielding a tax rates of 32.6% and 34.7% respectively.

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

     The following table indicates that at December 31, 1999, in the event of a sudden and sustained increase in prevailing market rates, the Company's net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

    Changes in                 NET INTEREST                   PERCENT
    Interest Rate              INCOME            CHANGE       CHANGE

    200 basis point rise       $43,344,700    $  283,700        0.66%
    100 basis point rise        43,370,500       309,500        0.72%
    Base rate scenario          43,061,000           ---         ---
    100 basis point decline     41,741,100    (1,319,900)      -3.07%
    200 basis point decline     39,876,400    (3,184,600)      -7.40%

     The following table sets forth the maturities of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999.

                             INTEREST RATE SENSITIVITY

                                                            OVER
                                0-3          4 MONTHS      1 TO 5        OVER 5
                               MONTHS      TO 12 MONTHS     YEARS        YEARS            TOTAL
                                         (Dollars in Thousands)
Rate Sensitive Assets:
  Loans                      $412,091       $148,499       $333,314     $ 52,345       $   946,250
  Investment securities        23,659         34,335        152,401       66,185           276,580
  Other interest-bearing
   assets                      27,597              -              -            -            27,597
     Total rate-sensitive
      assets                 $463,347       $182,834       $485,715     $118,530        $1,250,426
Rate Sensitive Liabilities:
  Savings deposits and
   interest-bearing
   checking                  $339,630       $      -       $      -     $      -        $  339,630
  Time deposits               172,749        272,347        166,142        4,794           616,032
  Short-term borrowings        54,745          8,175              -            -            62,920
  Long-term borrowings         25,626         15,064         28,563       85,726           154,979
     Total rate-sensitive
      liabilities            $592,750       $295,586       $194,705     $ 90,520        $1,173,561

Net gap                     $(129,403)     $(112,752)      $291,010     $ 28,010        $   76,865
Cumulative gap              $(129,403)     $(247,167)      $ 47,426     $ 76,865

Cumulative ratio of
interest-earning assets
to interest-bearing
liabilities                    78.17%         72.74%        104.51%      106.55%

Ratio of cumulative
gap to interest-earning
assets                        -27.93%        -38.25%          4.19%        6.15%

     The cumulative gap value indicated above indicates that a rise in interest rates would have a positive effect on net interest income. The Company has the ability to reprice the rates on savings deposits and interest bearing checking. Historically, the rates on these deposits have not been repriced when rates have had small movements.

FINANCIAL CONDITION

LENDING ACTIVITIES

     Commercial Loans. This category includes loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans were $302.5 million as of December 31, 1999, or 32.0%, of total loans. The proportion of commercial loans increased in 1999, due primarily to an ongoing expansion of lending activities in the Johnson County, Kansas and Tulsa, Oklahoma markets.

     Real Estate Loans. Real estate loans represent the largest class of loans of the Company. The Company categorizes real estate loans as follows:

  I) Commercial. Commercial real estate loans totaled $167.5 million at December 31, 1999, compared to $170.2 million at December 31, 1998, a decrease of $2.7 million, or 1.6%.

  II) Construction. Construction lending consists primarily of single family construction. Construction loans increased 63.3% primarily due to an increase in such lending in Johnson County, Kansas.

  III) 1 to 4 Family Residential. Residential loans totaled $185.7 million at December 31, 1999, compared to $143.8 million at December 31, 1998, an increase of $42.0 million, or 29.2%. Loans in this category consist primarily of owner-occupied residential loans. Since December 31, 1996, the mix of loans has shifted from fixed-rate loans to variable-rate products. The Company has elected to retain selected variable-rate real estate loans, which has resulted in the loan growth in this category.

  IV) Agricultural. This category consists of loans secured by agricultural real estate. Agricultural loans totaled $48.6 million at December 31, 1999, compared to $38.1 million at December 31, 1998, an increase of $10.5 million, or 27.6%. The growth is almost entirely attributable to the acquisition of Linn County Bank in 1999.

  V) Held for Sale. Loans held for sale represent residential loans intended to be sold to secondary investors, and are in the process of being delivered; and student loans held for sale. The increase of 649.2% is due to the acquisition of Gold Banc
       Mortgage during 1999.

     Agricultural Loans. Agricultural loans are typically made to farmers, small corporate farms, and feed and grain dealers. Agricultural loans were $51.7 million as of December 31, 1999, compared to $54.7 million as of December 31, 1998, a decrease of $3.0 million, or 5.5%. Agricultural loans as a percent of total loans decreased from 7.5% in 1998 to 5.5% in 1999.

     Consumer and Other Loans. Loans classified as consumer and other loans include automobile, residential, other personal loans and credit card loans. The majority of these are installment loans with fixed interest rates. Consumer and other loans were $66.9 million as of December 31, 1999, compared to $79.9 million as of December 31, 1998, a decrease of $13.0 million, or 16.3%. Consumer and other loans represented 7.1% of total loans as of December 31, 1999, a decrease from 10.9% as of December 31, 1998.

     The following table presents the balance of each major category of the Company's loans as of December 31 of each year.

                                  1999                1998                1997                1996                1995
                             AMOUNT       %      AMOUNT        %     AMOUNT       %      AMOUNT      %       AMOUNT        %
                                                                    (Dollars in Thousands)
Commercial                   $302,451   31.96%   $191,325    26.06%  $152,541   27.57%   $109,745   26.54%    $82,729     25.35%
Real estate construction       82,797    8.75%     50,696     6.91%    61,967   11.20%     38,608    9.34%     26,024      7.97%
Real estate<F1>               401,778   42.46%    352,072    47.96%   243,884   44.08%    195,556   47.28%    146,031     44.75%
Loans held for sale            40,643    4.30%      5,425     0.74%     4,359    0.79%      4,934    1.19%      9,631      2.95%
Agricultural                   51,695    5.46%     54,698     7.45%    37,753    6.82%     21,805    5.27%     20,798      6.37%
Consumer and other loans       66,886    7.07%     79,900    10.88%    52,763    9.54%     42,932   10.38%     41,139     12.61%
Total loans                   946,250  100.00%    734,116   100.00%   553,267  100.00%    413,580  100.00%    326,352    100.00%
Less allowance for loan        12,233              10,752               7,736               5,322               4,486
losses
Total                        $934,017            $723,364            $545,531            $408,258            $321,866

<F1> Includes commercial real estate loans, agriculture real estate loans and 1 to 4 family residential real estate loans.

     The following table sets forth the repricing of portfolio loans outstanding at December 31, 1999.

                                          4 MONTHS       OVER 1 TO     OVER 5
                            0-3 MONTHS    TO 1 YEAR       5 YEARS      YEARS         TOTAL
                                                 (Dollars in Thousands)
Loan category:
  Commercial                $172,618       $ 36,833       $82,048      $10,952     $302,451
  Real Estate Construction    71,883          2,756         7,809          349       82,797
  Real Estate                 82,794         79,383       206,524       33,077      401,778
  Loans Held for Sale         40,643              -             -            -       40,643
  Agricultural Loans          24,730         18,625         7,755          585       51,695
  Consumer and Other          19,424         10,902        29,178        7,382       66,886
         Total Loans        $412,092       $148,499     $ 333,314      $52,345     $946,250

     As of December 31, 1999, loans repricing after one year include approximately $285 million in fixed rate loans and $101 million in floating or adjustable rate loans.

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

     Restructured and impaired loans are considered insignificant for all years presented. The Company would have recorded additional interest in the amounts of $328,000, $197,000 and $44,000 for the years ended December 31, 1999, 1998 and 1997, respectively, if non-accrual loans had been current during these periods.

     Non-performing assets are summarized in the following table:

                                        1999      1998      1997       1996       1995
   Loans:
    Loans 90 days or more past due    $  960    $   882    $   102    $   335    $    87
     still accruing
   Non-accrual loans                   2,519      2,818      1,047        372      1,889
     Non-performing loans              3,489      3,700      1,149        707      1,976
   Other assets                           93         78         44          5         39
   Other real estate owned             1,925      1,484        723         70        170
     Non-performing assets            $5,497    $ 5,262    $ 1,916    $   782   $  2,185

   Non-performing loans as a
     percentage of total loans          0.37%      0.50%      0.21%      0.17%      0.61%

   Non-performing assets as a
     percentage of total assets         0.39%      0.47%      0.23%      0.12%      0.41%

   Non-performing assets as a
     percentage of total
     loans and OREO                     0.58%      0.72%      0.35%      0.19%      0.67%

ALLOWANCE FOR LOAN LOSSES

     The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans are 66.4% of the Company's total assets as of December 31, 1999. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management's experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary.

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

     The allowance for loan losses on December 31, 1999, totaled $12.2 million, or 1.29% of outstanding loans, compared to $10.8 million or 1.4% at December 31, 1998. Charge-offs were $2.7 million, recoveries were $761,000, and provisions charged to expense were $1.6 million. In addition, allowance for loan losses of acquired banks were $1.8 million. The allowance for loan losses on December 31, 1998, totaled $10.8 million, a $3.0 million increase from the prior year. Charge-offs were $1.8 million, recoveries were $449,000, and provisions charged to expenses were $2.8 million. In addition, allowance for loan losses of acquired banks aggregated $1.6 million.

     The following table sets forth activity in the Company's allowance for loan losses during the periods indicated.

                                                    YEAR ENDED DECEMBER 31,
                                     1999         1998      1997         1996      1995
                                                    (Dollars in Thousands)
Total net loans outstanding
 at the end of year                 $934,017    $723,364  $545,531     $408,258  $321,866
Average net loans
 outstanding during the year         797,874     642,598   489,314      361,775   295,350
Allowance for loan losses,
 beginning of year                    10,752       7,736     5,322        4,486     3,678
Charge-offs:
   Commercial                          1,780         315       639          397       542
   Real estate
      Commercial                         146         747        80            -         -
      Construction                         -          80         -           24         -
      1 to 4 family residential           53          88        31           32        17
      Agricultural                         -           -         -            -         -
      Loans held for sale                  -           -         -            -         -
         Total real estate               199         915       111           56        17

   Agricultural                           54           -         2           99       260
   Consumer and other                    679         583       253          195       444
         Total charge-offs             2,712       1,813     1,005          747     1,263

Recoveries:
   Commercial                            337         131       351           98        10
   Real estate
      Commercial                          34          21        29            -         -
      Construction                         -           -         -           11         -
      1 to 4 family residential           56          11         5            7         5
      Agricultural                        10          53        20          100        53
      Loans held for sale                  5           -         -            -         -
         Total real estate               105          85        54          118        58
   Agricultural                           45         141        28           27        58
   Consumer and other                    274          92        48           78       133
         Total recoveries                761         449       481          321       259

Net charge-offs                        1,951       1,364       524          426     1,004
Provision charged to operations        1,602       2,781     2,130        1,262     1,812
Adjustments due to acquired
  companies                            1,830       1,599       808            -         -
Allowance for loan losses, end
  of year                            $12,233     $10,752    $7,736       $5,322    $4,486
Ratios:
Allowance as a percentage of
  total loans                          1.29%       1.46%     1.40%        1.29%     1.37%
Net charge-offs to average loans
  outstanding                          0.24%       0.21%     0.11%        0.12%     0.34%
Allowance as a percentage of
  non-performing loans               351.62%     290.59%   673.28%      752.76%   227.02%

     The following table sets forth the allocation of the Company's allowance for loan losses among categories of loans as of December 31, 1999:

                                                     PERCENT OF
                                                     LOANS
                                                     IN EACH
                                                     CATEGORY TO
                                        AMOUNT       TOTAL LOANS
                                        (Dollars in Thousands)
          Commercial                   $   3,910      31.96%
          Real estate construction         1,070       8.75%
          Real estate                      5,194      42.46%
          Loans held for sale                525       4.30%
          Agricultural                       668       5.46%
          Consumer and other                 866       7.07%

            Total                       $ 12,233     100.00%

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

     The portfolio is comprised primarily of available for sale securities, which include U.S. Treasury securities, U.S. government agency obligations, state municipal obligations, Federal Reserve Bank stock, FNMA stock, and FHLB stock. The U.S. government agency obligations include Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA notes and mortgage-backed securities, FHLB notes and Government National Mortgage Association ("GNMA") mortgage-backed securities. As of December 31, 1999, the available for sale portfolio totaled $267.3 million, including a net unrealized loss of $9.4 million.

     The investment portfolio increased $47.1 million, or 20.5%, during 1999. Of this increase, $22.4 million or 47.6% can be attributed to purchase transactions completed in 1999, and $24.7 million of the increase is the result of increased activity at certain Banks. The investment portfolio increased $65.0 million, or 39.6%, during 1998.

     The composition of the investment portfolio as of December 31, 1999 was 49.6% U.S. Treasury and agency securities, 17.7% state and municipal securities, 25.2% mortgage-backed securities, 3.3% trading securities and 4.2% other securities. The comparable distribution for December 31, 1998 was 46.3% U.S. Treasury and agency securities, 16.6% state and municipal securities, 31.7% mortgage-backed securities, 1.7% trading securities and 3.7% other securities. The estimated maturity of the investment portfolio on December 31, 1999 was 4 years. The average balance of the investment portfolio as of December 31, 1999 represented 22.6% of average earning assets as compared to 22.2% on December 31, 1998.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                      At December 31,
                                                            1999           1998           1997
                                                                   (Dollars in thousands)
     Securities held to maturity:<F1>
     U.S. Treasury and other U.S. agencies and
       corporations                                    $         -    $         -    $         -
     Obligations of states and political subdivisions           25             63            617
     Mortgage-backed securities                                  -              -              -
         Total                                                  25    $        63    $       617
     Securities available for sale:<F2>
     U.S. Treasury and other U.S. agencies and
       corporations                                    $   137,220    $   106,326    $   106,375
     Obligations of states and political subdivisions       48,974         38,085         19,683
     Mortgage-backed securities                             69,665         72,644         32,774
     Trading                                                 9,245          3,851          1,072
     Other<F3>                                              11,451          8,551          4,014
     Total investment securities                       $   276,580    $   229,520    $   164,535

     <F1>  Held to maturity securities are carried on the
           Company's books at amortized cost.
     <F2>  Available for sale securities are carried on the
           Company's books at fair value.
     <F3>  Includes FHLB stock, Federal Reserve stock and FNMA
           stock.
     <F4>  Trading securities are carried on the Company's books at fair value.

     The following table sets forth a summary of maturities in the investment portfolio at December 31, 1999.

                                                            (AT MARKET VALUE)
                                         OVER ONE YEAR         OVER 5 YEARS
                    ONE YEAR OR LESS    THROUGH 5 YEARS      THROUGH 10 YEARS    OVER 10 YEARS           TOTAL
                             WEIGHTED             WEIGHTED            WEIGHTED            WEIGHTED            WEIGHTED
                    AMOUNT   YIELD     AMOUNT     YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT     YIELD
                                                        (Dollars in Thousands)

U.S. Treasury     $19,886    5.79%     $101,089    6.00%    $15,737    6.67%      $508    5.68%    $137,220    6.05%
 and other U.S.
 agencies and
 corporations
Obligations of      2,839    4.83%       11,102    4.56%     15,947    4.31%    19,111    4.65%      48,999    4.53%
 states and
 political
 subdivisions
Mortgage-backed       430    5.68%          583    6.24%      3,479    5.78%    65,173    6.51%      69,665    6.47%
securities
Other               9,677    5.99%          435    6.18%         58    7.20%     1,281    6.21%      11,451    6.03%
Total             $32,832              $113,209             $35,221            $86,073              267,335    5.88%

The above table does not include trading securities of $9,245 as those securities do not have a stated yield or maturity.

DEPOSIT ACTIVITIES

     Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from interest payments, loan principal payments, loan and securities sales, and funds from operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. The Banks may use borrowings on a short-term basis, if necessary, to compensate for reductions in the availability of other sources of funds, or borrowings may be used on a longer-term basis for general business purposes.

     Deposits are attracted principally from within the Banks' primary market area through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. The Banks have aggressively attempted to obtain deposits in selected markets to increase market share or meet particular liquidity needs. The Company has not used brokered deposits and has not sought to attract deposits outside its market areas.

     Maturity terms, service fees and withdrawal penalties are established by the Banks on a periodic basis. The determination of rates and terms is predicated on funds transaction and liquidity requirements, rates paid by competitors, growth goals and federal obligations.

     During 1999, average balances of non-interest bearing demand deposits increased $13.9 million, or 16.2%; average balances of savings and interest bearing deposits increased $62.2 million, or 23.1%; and average balances of time deposits increased $74.0 million, or 16.0%. As of December 31, 1999, the balance of total deposits had increased $159.9 million compared to December 31, 1998. This increase is primarily due to increases of $49.9 million in time deposits less than $100,000 and $34.6 million in savings and NOW accounts. Of the increase in year-end balances of all deposits, $34.0 million, or 21.3%, is due to purchase transactions completed during 1999. The remaining increase is primarily the result of increased activity at certain Banks.

     The following table sets forth the average balances and weighted average rates for the Company's categories of deposits at the dates indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                        1999                              1998                             1997
                                                 % OF                              % OF                              % OF
                           AVERAGE     AVERAGE   TOTAL       AVERAGE     AVERAGE   TOTAL       AVERAGE    AVERAGE    TOTAL
                           BALANCE     RATE      DEPOSITS    BALANCE     RATE      DEPOSITS    BALANCE    RATE       DEPOSITS
                                    (Dollars in Thousands)
Non-interest bearing
  demand                   $ 99,531    0.00%        10%       $ 85,629    0.00%       10%       $ 64,681    0.00%       10%
Savings deposits and
Interest-bearing demand     331,866    3.21%        35%        269,639    3.46%       33%        202,470    3.27%       32%
Time deposits               534,799    5.31%        55%        460,841    5.55%       57%        368,339    5.31%       58%
     Total                 $966,196                100%       $816,109               100%       $635,490               100%

     The Company does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on its business. Management believes that substantially all of the Banks' depositors are residents in their respective primary market areas.

     The following table sets forth a summary of the deposits of the Company at the dates indicated:

                                               DECEMBER 31,
                                      1999         1998        1997
                                       (Dollars in Thousands)

Non-interest-bearing             $   130,875     $101,287    $ 76,846
Interest-bearing:
Savings and NOW accounts             339,630      305,065     226,366
Time accounts less
  than $100,000                      456,016      406,087     314,657
Time accounts greater
  than $100,000                      160,016      114,248      79,294
Total deposits                   $ 1,086,537     $926,687    $697,163

     The following table summarizes at December 31, 1999, the Company's certificates of deposit of $100,000 or more by time remaining until maturity. (Dollars in thousands)

                Maturity Period:
                Less than three months      $65,786
                Over three months
                  through six months         32,973
                Over six months
                  through twelve months      36,204
                Over twelve months           25,053
                Total                      $160,016

     The Company has no other time deposits in excess of $100,000.

CAPITAL AND LIQUIDITY

     Sources of Liquidity. Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. The Banks also have established a credit facility with the FHLB, under which the Banks are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. The Company's liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from its subsidiary Banks. As described in note 8 to the financial statements, the Company has a $25 million line of credit with outstanding borrowings of $5 million at year-end.

     Cash provided by operating activities for 1999 was $6.9 million, consisting primarily of net earnings reduced by non-cash items. Cash used in investing activities was $195.9 million, consisting primarily of increased loans of approximately $151.6 million. Investing activities were financed by deposits of approximately $125.8 million and the proceeds of debentures issued of approximately $37.6 million.

     Capital. The Company and its subsidiaries actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. The primary source of funds available to the Company is dividends by the subsidiaries. Each Bank's ability to pay dividends may be limited by regulatory requirements. At December 31, 1999, the subsidiaries could pay dividends of $33,069,000 without prior regulatory approval.

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

ACCOUNTING AND FINANCIAL REPORTING

     The Financial and Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that entities recognize all derivatives as either assets or liabilities in the statement of condition and measure such instruments at fair value. SFAS 133, as amended must be implemented by the Company in 2001. The adoption of the standards is not expected to have a significant impact on the financial statements of the Company.

YEAR 2000 STATE OF READINESS

     The Company's preparation for the date change from 1999 to 2000 began in 1997. All phases of preparation recognized by FFIEC guidelines were addressed, and all suggested timelines were met. The Company and each of its subsidiaries also met all internal timelines.

     Successful and satisfactory testing of all mission-critical data processing and environmental systems was completed in a timely manner. All systems were monitored through February 29, 2000 and continue to be monitored. No year 2000 problems have been experienced by the Company.

     The Company earlier identified risks associated with the date change issue. Based upon the Company's experience to date, risks going forward are considered minimal.

     Expenses incurred by the Company were less than the figure of $1,000,000 originally anticipated.

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

     The following table indicates that, at December 31, 1999, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 2000 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in                    NET INTEREST                       PERCENT
Interest Rate                    INCOME          CHANGE           CHANGE

200 basis point rise         $  43,344,700      $ 283,700          0.66%
100 basis point rise            43,370,500        309,500          0.72%
Base rate scenario              43,061,000              -              -
100 basis point decline         41,741,100     (1,319,900)         -3.07%
200 basis point decline         39,876,400     (3,184,600)         -7.40%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEPENDENT AUDITORS' REPORT

  The Board of Directors
  Gold Banc Corporation, Inc.:

  We have audited the accompanying consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of First State Bank and Trust Co. (First State) for 1997. Those statements reflect total assets constituting 13% at December 31, 1997 and total revenues constituting 14% in 1997 of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for First State, is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended
  December 31, 1999, in conformity with generally accepted accounting principles.


  /s/ KPMG LLP

  Kansas City, Missouri
  February 18, 2000

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998
                             (Dollars in thousands)

          ASSETS                         1999       1998

Cash and due from banks               $ 59,602     36,305
Federal funds sold and
  interest-bearing deposits             27,597     62,798

     Total cash and
      cash equivalents                  87,199     99,103

Investment securities (note 3):
  Available-for-sale                   267,310    225,606
  Held-to-maturity                          25         63
  Trading                                9,245      3,851

     Total investment securities      276,580     229,520

Mortgage loans held for sale, net      40,643       5,425
Loans, net (note 4)                   893,374     717,939
Premises and equipment, net
  (note 5)                             34,268      26,183
Goodwill, net                          36,890      13,328
Accrued interest and other assets      38,425      19,858

                                    1,043,600     782,733
Total assets                      $ 1,407,379   1,111,356

See accompanying notes to consolidated financial statements.

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998
                             (Dollars in thousands)

  LIABILITIES AND STOCKHOLDERS' EQUITY         1999            1998

Liabilities:
  Deposits (note 6)                          $1,086,537       926,687
  Securities sold under agreements to
    repurchase (note 7)                          16,444         6,644
  Federal funds purchased and other
    short-term borrowings (note 8)               62,920         7,765
  Guaranteed preferred beneficial
    interests in Company's debentures
    (note 9)                                     66,300        28,750
  Long-term debt (note 9)                        72,235        49,761
  Accrued interest and other liabilities         15,929         7,938


        Total liabilities                     1,320,365     1,027,545

Stockholders' equity (notes 11 and 14):
 Preferred stock, no par value;
  50,000,000 shares authorized,
  no shares issued                                   -              -
 Common stock, $1 par value;
  50,000,000 shares authorized,
  17,698,418 and 17,181,618 shares
  issued and outstanding at
  December 31, 1999 and 1998,
  respectively                                  17,698         17,182
 Additional paid-in capital                     32,971         29,200
 Retained earnings                              45,664         37,235
 Accumulated other comprehensive
  income (loss), net                            (6,144)           391
 Unearned compensation (notes 8 and 11)         (3,175)          (197)

        Total stockholders' equity              87,014         83,811

Commitments and contingent liabilities (note 16)

        Total liabilities and
          stockholders' equity               1,407,379      1,111,356

See accompanying notes to consolidated financial statements.

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                  Years ended December 31, 1999, 1998, and 1997
                  (Dollars in thousands, except per share data)

                                1999       1998       1997
Interest income:
 Loans, including fees        $ 72,753     61,017     44,977
 Investment securities          14,369     11,110      8,767
 Other                           2,758      3,069      1,787

                                89,880     75,196     55,531
Interest expense:
 Deposits                       39,045     34,931     26,175
 Borrowings and other            9,748      4,657      1,800

                                48,793     39,588     27,975

    Net interest income         41,087     35,608     27,556

Provision for loan losses
  (note 4)                       1,602      2,781      2,130

    Net interest income
    after provision
    for loan losses             39,485     32,827     25,426

Other income:
 Service fees                    4,124      3,275      2,446
 Investment trading fees
   and commissions               3,293      3,265          -
 Net gains on sales of
   mortgage loans                3,253      1,106        679
 Realized and unrealized
   gains (losses) on
   sales of securities             133       (305)       345
 Other                           7,264      1,437      1,283

                                18,067      8,778      4,753
Other expense:
 Salaries and employee
    benefits                    19,969     13,307      8,884
 Net occupancy expense           3,910      2,482      2,145
 Depreciation expense            1,997      1,656      1,307
 Goodwill amortization
    expense                      1,126        513        208
 Consolidation/repositioning
    expense (note 1)             4,577          -          -
 Other                          11,167     10,121      4,934

                                42,746     28,079     17,478

   Earnings before
   income taxes                 14,806     13,526     12,701

Income tax expense
  (note 10)                      5,003      1,607      2,827

     Net earnings              $ 9,803     11,919      9,874

Net earnings per share
  - basic and diluted          $   .57        .71        .64

Pro forma net earnings and
  earnings per share data
  (note 10):
 Earnings before
   income taxes                $ 9,803     13,526     12,701
 Pro forma income
   tax expense                       -      4,404      4,406

     Pro forma net
      earnings                 $ 9,803      9,122      8,295

Pro forma net earnings
 per common share-basic
 and diluted                   $   .57        .55        .54


See accompanying notes to consolidated financial statements.

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 1999, 1998, and 1997
                             (Dollars in thousands)



                                                                                          ACCUMU-
                                                                                          LATED
                                                                                          OTHER
                                                               ADDITIONAL                 COMPRE-
                                        PREFERRED    COMMON    PAID-IN       RETAINED     HENSIVE    UNEARNED
                                        STOCK         STOCK    CAPITAL       EARNINGS     INCOME     COMPENSATION     TOTAL
Balance at December 31, 1996              -          15,344     17,321       20,807       (77)         (276)          53,119
Net earnings                              -               -          -        9,874         -             -            9,874
Change in unrealized gain on
  available-for-sale securities           -               -          -            -       432             -              432

      Total comprehensive income          -               -          -        9,874       432             -           10,306

Issuance of 546,000 shares of
  common stock in purchase business
    combinations                          -             546      3,208            -         -             -            3,754
Reduction of unearned compensation        -               -          -            -         -            40               40
Dividends paid                            -               -          -         (653)        -             -             (653)

Balance at December 31, 1997              -          15,890     20,529       30,028       355          (236)          66,566

Net earnings                              -               -          -       11,919         -             -           11,919
Change in unrealized gain on
  available-for-sale securities           -               -          -            -        36             -               36

      Total comprehensive income          -               -          -       11,919        36             -            11,955

Issuance of 1,292,000 shares of
  common stock in purchase
  business combinations                   -           1,292      8,671            -        -              -             9,963
Reduction of unearned compensation        -               -          -            -        -             39                39
Dividends and distributions paid          -               -          -       (4,712)       -              -             (4,712)

Balance at December 31, 1998              -          17,182     29,200       37,235      391           (197)            83,811

Net earnings                              -               -          -        9,803        -              -              9,803
Change in unrealized gain (loss)
  on available-for-sale securities        -               -          -            -   (6,535)             -             (6,535)

Total comprehensive income                -               -          -        9,803   (6,535)             -              3,268

Issuance of 516,800 shares of
  common stock in purchase
  business combinations                   -             516      3,771            -        -              -               4,287
Increase in unearned compensation         -               -          -            -        -         (2,978)             (2,978)
Dividends paid                            -               -          -      (1,374)        -              -              (1,374)

Balance at December 31, 1999              -          17,698     32,971      45,664    (6,144)        (3,175)             87,014

See accompanying notes to consolidated financial statements

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998, and 1997
                             (Dollars in thousands)

                                                1999          1998        1997
Cash flows from operating activities:
 Net earnings                                 $ 9,803         11,919      9,874
 Adjustments to reconcile net
  earnings to net cash provided by (used in)
  operating activities, net of
   purchase acquisitions:
   Provision for loan losses                    1,602          2,781      2,130
   Net change in securities                       130           (428)      (357)
   Depreciation and amortization                3,123          2,169      1,515
   Net (increase) decrease in
     trading securities                        (5,431)           663       (829)
   Net (increase) decrease in mortgage
     loans held for sale                       10,708         (1,066)     1,324
   Other changes:
    Accrued interest receivable and
      other assets                             (5,556)        (4,009)      (931)
    Accrued interest payable and
      other liabilities                        (7,432)        (1,196)       737

     Net cash provided by
     operating activities                       6,947         10,833     13,463

Cash flows from investing activities:
 Net increase in loans                       (151,575)       (95,010)  (114,015)
 Principal collections and proceeds
    from sales and maturities of
    available-for-sale
    securities                                 74,843         44,118     59,160
 Purchases of available-for-sale
    securities                                (94,166)       (61,439)   (56,639)
 Net additions to premises and
   equipment                                   (7,619)        (5,046)    (3,607)
 Cash paid (received) in acquisitions,
   net                                        (17,372)         3,579        362

    Net cash used in
    investing activities                     (195,889)       (113,798) (114,739)

Cash flows from financing activities:
 Increase in deposits                         125,827          99,542   104,817
 Proceeds from long-term debt                  13,446          47,736       914
 Principal payment on long-term debt           (1,490)         (5,444)   (3,975)
 Proceeds from issuance of guaranteed
    preferred beneficial interests
    in Company's debentures                    37,550              -     28,750
 Increase (decrease) in repurchase
    agreements                                  2,665          (2,225)      550

 Increase (decrease) in federal
   funds purchased, advances, and
   other short-term borrowings                    414         (11,098)    1,523
 Dividends and distributions paid              (1,374)         (4,712)     (653)

     Net cash provided by financing
     activities                               177,038         123,799   131,926

     Increase (decrease) in cash
      and cash equivalents                    (11,904)         20,834    30,650

Cash and cash equivalents,
  beginning of year                            99,103          78,269    47,619

Cash and cash equivalents,
  end of year                                 $87,199          99,103    78,269

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                  Years ended December 31, 1999, 1998, and 1997
                             (Dollars in thousands)

                                                  1999             1998           1997
Supplemental disclosure of
 cash flow information:
  Cash paid during the year for interest        $48,106            39,120        26,752

  Cash paid during the year for income taxes    $ 5,137             1,522         1,941

Supplemental schedule of noncash financing
 activities - issuance of 516,800,
 1,292,000 and 546,000 shares of
 common stock for purchase business
 combinations, respectively                     $ 4,286             9,963         3,754

Noncash activities related to purchase acquisitions:
Investing activities:
  Increase in investments                       $22,436            47,949        17,498
  Increase in loans and mortgage
   loans held for sale                           71,388                37        27,269
  Increase in land, buildings, and
   equipment                                      2,463             2,539           474
 Financing activities:
  Increase in deposits                           34,023           126,981        42,838
  Increase in borrowings                         68,072             8,751         1,762

See accompanying notes to consolidated financial statements.

          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies (the Company). All significant intercompany transactions have been eliminated.

NATURE OF OPERATIONS

The Company is a multi-bank holding company that owns and operates community banks located in Kansas, Missouri, and Oklahoma. The banks provide a full range of commercial and consumer financial services. The Company owns and operates an insurance division, a full-service broker/dealer and investment firm, a mortgage banking operation, an information technology service organization and a trust company. The Company has determined that its financial services businesses are a single operating segment.

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

INVESTMENT SECURITIES

The Company classifies investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity. All other securities are classified as available-for-sale.

Held-to-maturity securities are recorded at amortized cost. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses upon disposition of available-for-sale securities are included in earnings using the specific identification method for determining the cost of the securities sold.

A decline in the fair value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to interest income. Dividend and interest income are recognized when earned.

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are carried at the lower of cost or fair value, computed on the aggregate basis. Fair value is computed using the outstanding commitment price from investors. Loan origination and processing fees and related direct origination costs are deferred until the related loan is sold. Revenue from the sale of loans is recognized at the sale date when title passes.

The Company records a separate asset representing the right or obligation, respectively, to service loans for others. A servicing asset is determined by allocating the loans' previous carrying amount between the servicing asset and the loans that were sold, based on their relative fair values at the date of sale. The fair value of the servicing right is initially calculated based upon prices for comparable sales.

The Company generally does not retain mortgage servicing rights. Sales of mortgage servicing rights are recorded when title has passed, substantially all risks and rewards of ownership have irrevocably passed to the buyer, and any recourse is minor and can be reasonably estimated. Any gains or losses from such sales are recorded at the sale date. Mortgage servicing rights held for sale at December 31, 1999 totaled $6,508,000 and are included in "Other Assets" in the accompanying consolidated balance sheets.

LOANS

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest income on loans is accrued and credited to earnings based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Significant loan and commitment fee income and related costs are deferred and amortized over the term of the related loan or commitment.

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

GOODWILL

The excess cost over the fair value of the net assets acquired of purchased businesses is being amortized on a straight-line basis generally over twenty years. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of asset carrying values, including goodwill, using estimates of undiscounted cash flows over remaining asset lives. Any impairment loss is measured by the excess of carrying values over fair values.

OTHER INCOME AND OTHER EXPENSE

     Significant items included in "Other Income":

                             1999        1998      1997

Trust fees                  $1,637        531       405
Information
  technology services        2,342          -         -
Other                        3,285        906       878
                            $7,264      1,437     1,283

Significant items included in "Other Expense":

                            1999             1998           1997

Professional services       $ 2,315           3,065        1,340
Advertising, public
  relations                   1,028           1,124          728
Other                         7,824           5,932        2,866
                            $11,167          10,121        4,934

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

During 1998, the Company acquired Citizens Bank of Tulsa ("Citizens"), which had been taxed as a Subchapter S corporation in 1997 and 1998. The consolidated statements of earnings for those years include pro forma tax expense, net earnings, and earnings per share as if that company had been subject to income taxes at corporate rates. Distributions made by Citizens to its stockholders to provide for the payment of taxes by the stockholders on the earnings of Citizens are recorded as dividends in the accompanying financial statements.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits.

EARNINGS PER SHARE

Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share include the effects of all dilutive potential common shares outstanding during each period. The shares used in the calculation of basic and diluted income per share are shown below (in thousands):

                                    1999       1998          1997

Weighted average                  17,183     16,566        15,482
  common shares outstanding
Stock options                         54        141            40

                                  17,237     16,707        15,522

FUTURE ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement is required to be adopted by the Company in 2001. The Company does not anticipate that adoption of this statement will have a significant impact on its consolidated financial position or its future results of operations.

CONSOLIDATION/REPOSITIONING EXPENSE

During 1999, the Company consolidated its Kansas banks into a single statewide organization. The plan for the consolidation was developed in the third quarter of 1999 and implementation commenced during the fourth quarter with the intention to reposition the Company to improve service to its customers, achieve higher profitability and enhance its visibility statewide.

The plan primarily relates to the decision to exit certain duplicate branch banking facilities resulting in asset write-downs to estimated fair value, to eliminate duplicate backroom functions, to abandon certain leases, to sever 13% of its full-time employees and to implement other repositioning activities. Accordingly, the Company recognized consolidation/repositioning expenses of $4,577,000, or $0.18 per diluted share after tax. Details of the special charge are as follows (in thousands):

                                 SPECIAL                   ACCRUAL AT
                                 CHARGE    ACTIVITY     DECEMBER 31, 1999

     Salaries, benefits and
       severance                $1,316         $764           $552
     Asset write-downs and
       lease abandonments        2,003        1,188            815
     Other repositioning         1,258          778            480
       Expenses
                                $4,577       $2,730         $1,847

(2) MERGERS AND ACQUISITIONS

During 1999 and 1998, the Company completed the following acquisitions:

                                           DATE OF            TOTAL             METHOD OF
           COMPANY                         ACQUISITION       ASSETS<F1>         ACCOUNTING
Linn County Bank, LaCygne, Kansas          December 1999        $   52           Purchase
Regional Investment Co.,
  Kansas City, Missouri                    August 1999              58           Purchase
CompuNet Engineering, LLC,
  Lenexa, Kansas                           March 1999                2           Purchase
Citizens Bank of Tulsa, Oklahoma           December 1998           225           Pooling
The Trust Company, St. Joseph, Missouri    December 1998             1           Pooling
First State Bank & Trust Co.,
  Pittsburg, Kansas                        October 1998            112           Pooling
Tri-County National Bank,
  Washington, Kansas                       August 1998              44           Purchase
Peoples State Bank, Colby, Kansas          August 1998              21           Pooling
Farmers State Bank, Sabetha, Kansas        July 1998                48           Purchase
First National Bank in Alma, Kansas        February 1998            30           Purchase
Midwest Capital Management                 January 1998             10           Purchase
Farmers National Bank, Oberlin, Kansas     October 1997             54           Purchase
Peoples National Bank,
  Clay Center, Kansas                      August 1997              71           Pooling

    <F1> Assets at acquisition date, in millions.

Total consideration paid for the bank and financial services companies acquired in 1999 using the purchase method aggregated $27,640,000 consisting of cash and notes payable of $22,963,000 and 516,800 shares of common stock. Operations of the companies acquired in 1999 have been included in consolidated net earnings of the Company since their date of acquisition. The combined effect of acquired companies in 1999 was to reduce net earnings by $689,000, or $0.04 per share. Goodwill recorded in connection with these acquisitions totaled $24,422,000.

Total consideration paid for the banks and financial services companies acquired in 1998 using the purchase method aggregated $22,400,000, consisting of cash of $12,500,000 and 1,292,000 shares of common stock. Operations of the companies acquired in 1998 have been included in the consolidated net earnings of the Company since their date of acquisition with an insignificant effect on 1998 net earnings. Goodwill recorded in connection with these acquisitions totaled $10,254,000.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the companies acquired through purchase transactions in 1999 and 1998 as if those acquisitions had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and acquired entities constituted a single entity during the periods (in thousands except per share):

                                      YEAR ENDED
                                      DECEMBER 31,
                                   1999        1998

Net interest income after
  provision for loan losses      $  41,834      35,631

Net earnings                     $   9,401      13,820

Basic net earnings per share     $    0.53        0.80

The Company issued 5,745,000 shares in connection with the acquisition of banks in 1998 using the pooling method. The
Company's results of operations and financial position were restated for all periods prior to these acquisitions to include the acquired companies' operating results and financial condition as if they had always been combined with the Company.

The Company has announced the signing of definitive agreements to acquire Union Bankshares, Ltd., of Denver, Colorado; CountryBanc Holding Company of Edmond, Oklahoma; American Bancshares of Bradenton, Florida; and First Business Bank of Kansas City, Inc. in Kansas City, Missouri. The closing of these acquisitions is expected to occur in 2000 after shareholder approvals are received. These acquisitions will be accounted for as poolings of interests. Had these acquisitions occurred on September 30, 1999, the four potentially acquired companies and the Company's combined financial position on a pro forma basis would have been reported as follows (in thousands):

      Total loans                    $   1,853,613
      Total assets                   $   2,741,407
      Total deposits                 $   2,172,127
      Total long-term debt           $     199,821
      Total stockholders' equity     $     184,368

          The Company anticipates incurring direct transaction costs of $18.4 million associated with the acquisitions. The costs consist of primarily investment banking, legal, accounting, printing and severance payments and operational consolidation costs. As of December 31, 1999, the Company had incurred and recorded as "Other Assets" in the accompanying consolidated balance sheets $863,000 in costs related to the pending acquisitions. These costs will be charged to operations on the date the acquisitions are either consummated or not approved by stockholders of the companies.

(3) INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities by major security type at December 31, 1999 and 1998 are as follows (in thousands):


                                                  1999
                                          GROSS         GROSS      ESTIMATED
                            AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                              COST         GAINS        LOSSES       VALUE

Held-to-maturity:
 Obligations of states and
  political subdivisions     $     25         -            -             25

Available-for-sale:
 U. S. treasury and agency
  securities                 $139,801        27        (2,608)      137,220
 Obligations of states and
  political subdivisions       51,513        28        (2,567)       48,974
 Mortgage-backed securities    73,909         2        (4,246)       69,665
 Other                         11,532        16           (97)       11,451

      Total                  $276,755        73        (9,518)      267,310

                                                  1998
                                          GROSS         GROSS      ESTIMATED
                            AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                              COST         GAINS        LOSSES       VALUE

Held-to-maturity:
 Obligations of states and
  political subdivisions     $     63         -             -            63

Available-for-sale:
 U. S. treasury and agency
  securities                 $105,658       672            (4)      106,326
 Obligations of states and
  political subdivisions       37,465       620             -        38,085
 Mortgage-backed securities    73,271         2          (629)       72,644
 Other                          8,621         6           (76)        8,551

      Total                  $225,015     1,300          (709)      225,606

Other securities classified as available-for-sale consist primarily of stock in the Federal Reserve Bank, Federal Home Loan
Banks, Kansas Venture Capital Company, and certain other debt and equity securities.

The amortized cost and estimated fair values of investment securities at December 31, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                           HELD-TO-MATURITY          AVAILABLE-FOR-SALE
                         AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                           COST       FAIR VALUE     COST      FAIR VALUE

Due in one year or less  $       -        -         19,006       18,968
Due after one year
  through
  five years                     25       25       112,128      109,620
Due after five years
  through
  ten years                       -       -         37,393       35,706
Due after ten years               -       -         22,787       21,900
Mortgage-backed securities        -       -         73,909       69,665
Other                             -       -         11,532       11,451

      Total              $       25       25       276,755      267,310

The Company's trading securities consist of a segregated portfolio of equity securities purchased with the intent to actively manage and trade such securities frequently. At
December 31, 1999, investment securities with fair values of approximately $128,955,000 were pledged to secure public deposits and for other purposes.

(4) LOANS

Loans are summarized as follows (in thousands):

                                     1999       1998

Real estate - mortgage            $ 401,779   352,072
Real estate - construction           82,797    50,696
Commercial                          302,451   191,325
Agricultural                         51,695    54,698
Consumer and other                   66,885    79,900

                                    905,607   728,691

Allowance for loan losses           (12,233)  (10,752)
                                  $ 893,374   717,939

Loans made to directors and executive officers of Gold Banc and its subsidiaries were $16,024,000 and $12,637,000 at December 31, 1999 and 1998, respectively. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization. Changes in such loans for 1999 were as follows (in thousands):

Balance at December 31, 1998            $   12,637
Additions                                   25,985
Amounts collected                          (25,165)
Amounts of acquired bank                     2,567

Balance at December 31, 1999            $   16,024

Nonaccrual loans approximated $2,519,000 and $2,819,000 at December 31, 1999 and 1998, respectively. The interest income not recognized on nonaccrual loans was approximately $328,000, $197,000, and $44,000 in 1999, 1998, and 1997, respectively.
Impaired loans, excluding nonaccrual loans, were not significant at December 31, 1999 and 1998.

Activity in the allowance for loan losses during the years ended
December 31, 1999, 1998, and 1997 are as follows (in thousands):

                                   1999       1998     1997

Balance at beginning of year    $ 10,752      7,736    5,322
Allowance of acquired banks
  (purchase method)                1,830      1,599      808
Provision for loan losses          1,602      2,781    2,130
Charge-offs                       (2,712)    (1,813)  (1,005)
Recoveries                           761        449      481

Balance at end of year          $ 12,233     10,752    7,736

(5) PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

                                  1999       1998

Land                          $  5,107      5,403
Buildings and leasehold
  improvements                  22,685     18,498
Furniture, fixtures,
  and equipment                 19,844     12,057
Automobiles                        231        308

                                 47,867     36,266

Accumulated depcreciation
  and amortization               13,599     10,083

                            $    34,268     26,183

Depreciation expense totaled $1,997,000, $1,656,000, and $1,307,000 for the years ended December 31, 1999, 1998, and 1997.

(6) DEPOSITS

Deposits are summarized as follows (in thousands):

                            1999        1998
Demand:
  Noninterest bearing   $   130,875     101,287
  Interest-bearing:
    NOW                     155,252     138,961
    Money market            131,334     118,741
                            286,586     257,702
        Total demand        417,461     358,989
Savings                      53,044      47,363
Time                        616,032     520,335
                        $ 1,086,537     926,687

Time deposits include certificates of deposit of $100,000 and greater totaling $160,016,000 and $114,248,000 at December 31, 1999 and 1998, respectively.

Principal maturities of time deposits at December 31, 1999 were as follows (in thousands):

        YEAR              AMOUNT

        2000          $    445,096
        2001               111,737
        2002                26,977
        2003                18,205
        2004                 9,223
        Thereafter           4,794

                      $    616,032

(7) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Data concerning securities sold under agreements to repurchase was as follows (in thousands):

                                 1999         1998

Average monthly balance
  during the year              $ 12,196        11,664
Maximum month-end balance
  during the year                22,041        13,986

At December 31, 1999, such agreements were secured by investment and mortgage-backed securities. Pledged securities are maintained by a safekeeping agent under the direction of the Company.

(8) FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

Following is a summary of federal funds purchased and other short-term borrowings at December 31, 1999 and 1998 (in thousands):

                                                              1999       1998

Advances under a $25 million line of credit from LaSalle
 National Bank, interest at LaSalle's prime rate (7.92%
 at December 31, 1999), maturing on May 1, 2000,
 secured by subsidiary stock                                 $ 5,000    7,000
Advances under mortgage loan warehouse line of credit
 with weighted average interest of 5.07% at
 December 31, 1999                                            33,390        -
Note payable, secured by certain trading securities,
 weighted average interest of 7.74% on margin account          9,118      568
Note payable of Gold Banc Corporation, Inc.
  Employee Stock Ownership Plan, interest at Bank of
  America's corporate base rate (7.85% at December 31,
  1999), secured by 310,174 shares of Company stock
  (see note 11)                                                3,175      197
Federal Home Loan Bank (FHLB) advances, secured by
 qualifying one-to-four family mortgage loans, weighted
 average interest of 6.10%                                     2,000        -
Federal funds purchased, weighted average interest rate
 of 5.47% at December 31, 1999                                10,237        -

                                                             $62,920    7,765

(9) LONG-TERM DEBT AND TRUST PREFERRED DEBENTURES

Following is a summary of long-term borrowings at December 31, 1999 and 1998 (in thousands):

                                                       1999        1998

FHLB borrowings by subsidiary banks bearing
  weighted average fixed interest rates of
  5.57% and 5.19% at December 31, 1999 and 1998
  secured by qualifying one-to-four family
  mortgage loans                                     $ 68,059      49,604
Notes payable to former stockholders of
 acquired company, interest
 at 7% maturing August 2, 2002                          4,080           -
Notes payable to former partners of
  acquired company at Gold Bank's
  floating prime rate maturing
  January 1, 2001 (8.50% as of
  December 31, 1999)                                       44           -
Notes payable of subsidiary to former
  stockholders of acquired company, interest
  rate of 8.50% at December 31, 1999,
  maturing February 1, 2000                                52          157

                                                     $ 72,235       49,761

On December 15, 1997, GBCI Capital Trust (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $28.7 million of 8.75% Preferred Securities. The trust used the net proceeds from the offering to purchase a like amount of 8.75% Junior Subordinated Deferrable Interest Debentures of the Company. The Debentures are the sole assets of the Trust and are eliminated along with the related income statement effects, in the consolidated financial statements. Total expenses associated with the offering approximated $1,219,000 and are included in "Other Assets" and are being amortized on a straight-line basis over the life of the debentures.

The Preferred Securities accrue and pay distributions quarterly at annual rates of 8.75% and 9.12% of the stated liquidation amount of $25 per Preferred Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities.

The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on December 31, 2027 and June 30, 2029, respectively, or upon earlier redemption as provided in the Indentures. The Company has the right to redeem the Debentures, in whole or in part, on or after December 31, 2002 and June 30, 2004, respectively, at a redemption price specified in the Indentures plus any accrued but unpaid interest to the redemption date.

Principal maturities of long-term borrowings at December 31, 1999 are as follows (in thousands):

       YEAR             AMOUNT

       2000         $    41,229
       2001               2,630
       2002               4,388
       2003              23,808
       2004                   -
       Thereafter        66,480

                    $   138,535

None of the Company borrowings have any related compensating balance requirements, which restrict the usage of Company assets. However, regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of the amounts shown as consolidated "cash and due from banks" from everyday usage in operation of the banks.

(10)  INCOME TAXES

Income tax expense (benefit) related to operations for 1999, 1998, and 1997 is summarized as follows (in thousands):

                         CURRENT         DEFERRED      TOTAL

 1999:
    Federal      $       5,372           (1,216)       4,156
    State                  891              (44)         847

                 $       6,263           (1,260)       5,003

 1998:
    Federal      $       1,587             (568)       1,019
    State                  670              (82)         588

                 $       2,257             (650)       1,607

 1997:
   Federal       $       2,439              (36)       2,403
   State                   442              (18)         424

                 $       2,881              (54)       2,827

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below (in thousands):

                                           1999           1998
    Deferred tax assets:
     Allowance for loan losses            $2,982          2,855
     State taxes                             356            177
     Unrealized loss on AFS securities     3,308              -
     Repositioning costs                   1,224              -
     Net operating loss carryovers           949              -
     Other                                    45            755
           Total deferred tax assets       8,864          3,787

  Deferred tax liabilities:
     Unrealized gains on available-for-sale
       securities                              -            199
     FHLB stock dividends                    276            177
     Premises and equipment                1,154          1,233
     Mortgage servicing assets             1,585              -
     Other                                   470            317
          Total deferred tax liabilities   3,485          1,926

          Net deferred tax asset,
           included in "Other Assets"     $5,379          1,861

A valuation allowance for deferred tax assets was not necessary at December 31, 1999 or 1998 because of the Company's past and expected future profits. The net operating loss carryforward of acquired business expires through 2018. The utilization of the tax benefit of the net operating loss carryforward is restricted to approximately $250,000 per year.

A reconciliation of expected income tax expense based on the statutory rate of 35% for 1999 and 34% for 1998 and 1997, respectively, to actual tax expense for 1999, 1998, and 1997 is summarized as follows (in thousands):

                               1999                   1998                     1997
                         AMOUNT    PERCENT     AMOUNT       PERCENT     AMOUNT        PERCENT
Expected federal
 income tax expense     $ 5,182     35.0 %     $  4,599       34.0 %     $  4,318       34.0 %
Income of flow
 through entity              --      --         ( 2,063 )   ( 15.3 )      ( 1,254 )    ( 9.9 )
Municipal interest        ( 824 )  ( 5.6 )         (546 )    ( 4.0 )        ( 453 )    ( 3.6 )
State taxes, net of
 federal tax benefit        550      3.7            388        2.9            280        2.2
Goodwill Amortization       335      2.3            126        0.9             --         --
Change in tax status         --      --           ( 500 )    ( 3.7 )           --         --
Other                     ( 240 )  ( 1.6 )        ( 397 )    ( 2.9 )         ( 64 )    ( 0.4 )

                        $ 5,003     33.8 %      $ 1,607       11.9  %    $  2,827       22.3  %

Citizens Bank of Tulsa (Citizens), acquired in a pooling in December 1998, was taxed as a Subchapter S corporation for 1997 and 1998 prior to the date of acquisition. As a Subchapter S corporation, Citizens was not subject to federal or state income taxes; rather, such income was included in the taxable income of the stockholders. The accompanying consolidated statements of earnings for 1997 and 1998 include pro forma tax expense, net earnings, and earnings per share as if Citizens had not been a Subchapter S corporation and had accrued corporate income tax expense. The effect of the nontaxable income is reflected in the table above as "Income of flow through entity." In connection with the acquisition, Citizens' tax status was changed and, from the date of acquisition forward, such earnings are subject to income tax. As a result, deferred tax assets aggregating $500,000 were recorded and are reflected in the table above as "change in tax status." Cash distributions to Citizens shareholders of $3,970,000 for the year ended December 31, 1998 are reflected as dividends in the accompanying consolidated financial statements.

(11) EMPLOYEE BENEFIT PLANS

The Gold Banc Corporation, Inc. Employee Stock Ownership Plan
(ESOP) was formed to acquire shares of Company common stock for the benefit of all eligible employees. During 1999, the ESOP borrowed $3,018,000 from an unaffiliated bank to purchase 277,200 shares of Company common stock. At December 31, 1999, the ESOP borrowings totaled $3,175,000 secured by 310,174 unallocated shares of Company common stock. The ESOP will repay the debt with contributions and dividends received from the Company. Accordingly, the Company has recorded the obligation with an offsetting amount of unearned compensation included in stockholders' equity in the accompanying consolidated balance sheets. The amount of annual contributions from the Company is determined by the Board of Directors. Contributions were approximately $55,000, $56,000, and $92,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The 1999 contribution was used to make principal payments of $39,000 and, in connection with those payments, 9,690 shares were released to participants.

The Company has a 401(k) savings plan for the benefit of all eligible employees. Effective January 1, 1998, the Company matched 50% of employee contributions up to 5% of base compensation, subject to certain Internal Revenue Service limitations. Contributions charged to salaries and employee benefits expense were $249,000 for 1999 and $127,000 for 1998.

In 1996, the Company established a stock option plan. Under the stock option plan, options to acquire 500,000 shares of the Company's common stock may be granted to certain officers, directors, and employees of the Company. The options will enable the recipient to purchase stock at an exercise price equal to or greater than the fair market value of the stock at the date of the grant. Those options vest at various annual rates and generally expire ten years from the grant date. A summary of stock option activity is as follows:

                                                   WEIGHTED
                                                   AVERAGE
                                                   EXERCISE
                                       SHARES       PRICE
Outstanding December 31, 1996                -             -
Granted                                141,000     $    5.25
Exercised                                    -             -

Outstanding December 31, 1997
 (141,000 shares exercisable)          141,000          5.25
Granted                                188,000         12.26
Exercised                                    -             -

Outstanding December 31, 1998
 (141,000 shares exercisable)          329,000          9.25
Granted                                150,700         13.41
Exercised                                    -             -

Outstanding December 31, 1999
 (188,200 shares exercisable)          479,700        $10.55

The Company, in accounting for its plan, does not record compensation expense related to its option plan in the accompanying consolidated financial statements. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date, the Company's net earnings and diluted earnings per share would have been decreased by approximately $143,000 ($.01 per share) in 1999 and $125,000 ($.01 per share) in 1998. The weighted average fair values of the options granted are estimated using an option-pricing model with the following assumptions: volatility of 27.51%, expected dividend yield of 1.0%, risk-free interest rate of 7.0%, and an expected life of ten years.

(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial instruments, which represent off-balance sheet credit risk, consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $138,574,000 at December 31, 1999. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

The Company processes residential home mortgage loans for sale in the secondary market. In conjunction with the sale of such loans, the Company has entered into agreements with the purchasers of the loans, setting forth certain provisions. Among those provisions is the right of the purchaser to return the loans to the Company in the event the borrower defaults within a stated period. This period ranges among the various purchasers from between one to twelve months. Loans sold with recourse amounted to approximately $2,569,000 and $14,303,000 at December 31, 1999 and 1998, respectively. The Company's exposure to credit loss in the event of default by the borrower and the return of the loan by the purchaser is represented by the difference in the amount of the loan and the recovery value of the underlying collateral.

(13) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company and its subsidiaries using available market information and valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company and its subsidiaries could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material impact on the estimated fair value amounts.

The estimated fair value of the Company's financial instruments is as follows (in thousands):

                                     1999                       1998
                           CARRYING       ESTIMATED      CARRYING   ESTIMATED
                           AMOUNT        FAIR VALUE      AMOUNT     FAIR VALUE

Investment securities      $  276,580      276,580       229,520      229,520

Mortgage and student loans
  held for sale            $   40,643       40,643         5,425        5,425

Loans                      $  893,374      884,141       717,939      723,138

Deposits                   $1,086,537    1,063,134       926,687      915,492

Securities sold under
  agreements to
  repurchase               $   16,444       16,444         6,644        6,644

Federal funds purchased,
  and other short-term
  borrowings               $ 62,920         62,920         7,568        7,568

Long-term debt             $ 138,535       129,708        49,958       50,036

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

- Investment securities - Various methods and assumptions were used to estimate fair value of the investment securities. For investment securities, excluding other securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The carrying value of other securities approximates fair values.

- Mortgage loans held for sale - The fair value of mortgage and student loans held for sale equals the contractual sales price agreed-upon with third-party investors.

- Loans - For certain homogenous categories of loans, such as some Small Business Administration guaranteed loans, student loans, residential mortgages, consumer loans, and commercial loans, fair value is estimated using quoted market prices for similar loans or securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

- Deposits - The fair value of demand deposits, savings accounts, and money market deposits are the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

-    Federal funds purchased and other short-term borrowings -
     For these instruments, the current carrying amount is a reasonable estimate of fair value.

- Long-term debt - The fair value of long-term debt is estimated using discounted cash flow analyses based on the Company's and subsidiaries' current incremental borrowing rates for similar types of borrowing arrangements.

- Commitments to extend credit and irrevocable letters of credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of letters of credit is based on the fees currently charged for similar agreements. These instruments were determined to have no positive or negative market value adjustments and are not listed in the following table.

- Loans sold with recourse - The fair value of loans sold with recourse is limited to the contractual amount of the loans required to be repurchased. Loans currently under the recourse provision have been sold to investors within the last twelve months. Because the recourse provisions have not yet expired, it is impractical to determine the fair value; however, it is not believed they would have a material market value adjustment.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

(14) CAPITAL ADEQUACY

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below on a consolidated basis, dollars in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. At December 31, 1999 and 1998, total risk-based and Tier 1 capital includes approximately $32,000,000 and $23,000,000, respectively, of Trust Preferred Debentures which is permitted under regulatory guidelines. Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

                                                                               TO BE WELL
                                                                               CAPITALIZED
                                                        FOR CAPITAL            UNDER PROMPT
                                                         ADEQUACY           CORRECTIVE ACTION
                                    ACTUAL               PURPOSES              PROVISIONS
                                AMOUNT    RATIO      AMOUNT     RATIO       AMOUNT      RATIO
At December 31, 1999:
  Total risk-based capital
    (to risk-weighted assets)   $133,702  13.28  %   $ 80,767   8.00  %     $100,359    10.00 %
  Tier 1 capital
    (to risk-weighted assets)     86,872   8.54        40,384   4.00          60,576     6.00
 Tier 1 capital
    (to average assets)           86,872   6.62        53,553   4.00          66,941     5.00

At December 31, 1998:
 Total risk-based capital
  (to risk-weighted assets)     $104,208  13.42 %    $ 62,126   8.00  %     $ 77,657    10.00 %
 Tier 1 capital (to risk-weighted
  assets)                         93,456  12.03        31,063   4.00          53,071     6.00
 Tier 1 capital
  (to average assets)             93,456   8.80        42,457   4.00          46,594     5.00

(15) PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Following is condensed financial information of the Company as of December 31, 1999 and 1998 and for the three years ended
December 31, 1999 (in thousands):

                    CONDENSED BALANCE SHEETS
                   DECEMBER 31, 1999 AND 1998

             ASSETS                      1999          1998

Cash                                  $  5,695         1,743
Investment securities                    4,976         3,739
Federal funds sold, securities
  purchased under agreements to
  resell, and interest-bearing
  deposits                                   -            22
Investment in subsidiaries             149,706       109,803
Other                                   13,069         5,715

      Total assets                   $ 173,446       121,022

   LIABILITIES AND STOCKHOLDERS' EQUITY

Guaranteed preferred beneficial
 interests in
 Company's debentures                $  66,300        29,639
Long-term debt                           9,306         7,197
Other                                   10,826           375
Stockholders' equity                    87,014        83,811

     Total liabilities and
       stockholders' equity          $ 173,446       121,022


                CONDENSED STATEMENTS OF EARNINGS
          YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                    1999        1998     1997

Dividends from subsidiaries       $ 3,500       1,114      943
Interest income                       584         525      366
Unrealized gains (losses)
  on trading securities               (79)       (399)     229
Other expense, net                 11,489       6,835    1,885

      Income (loss) before
        equity in undistributed
       earnings of subsidiaries    (7,484)    (5,595)     (347)

Increase in undistributed equity
  of subsidiaries                  13,358     15,079     9,768

      Earnings before
        income taxes                5,874      9,484     9,421

Income tax benefit                  3,929      2,435       453

      Net earnings                $ 9,803     11,919     9,874

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                        1999          1998         1997

Cash flows from operating activities:
  Net earnings                       $  9,803         11,919        9,874
 Increase in undistributed equity
   of subsidiaries                    (42,200)       (33,178)     (11,213)
 Net change in trading securities         995             87       (1,072)
 Other                                 13,240         (2,702)        (805)

      Net cash used in
       operating activities           (18,162)       (23,874)      (3,216)

Cash flows from investing activities:
 Net change in held-to-maturity
   securities                              -              76            2
 Net change in available-for-sale
   securities                             (68)         3,586       (6,341)
 Net change in loans                    2,824              -            -
 Net additions to premises and
   equipment                             (921)           565          (18)
 Capital contributions to
    subsidiaries                       (3,000)             -       (6,000)
 Cash received (paid) for
    acquisitions                      (18,717)         3,659       (1,964)

      Net cash provided by (used in)
        investing activities          (19,882)         7,886      (14,321)

Cash flows from financing activities:
 Principal payments on
    long-term debt                        (40)         5,443       (3,130)
 Purchase of treasury stock                 -              -            -
 Issuance of common stock               4,677              -            -
 Issuance of subordinated
   debentures                          38,711              -       29,639
 Payment of dividends                  (1,374)        (4,712)        (653)

      Net cash provided by
        financing activities           41,974            731       25,856

      Net increase (decrease)
        in cash                         3,930        (15,257)       8,319

Cash at beginning of year               1,765         17,022        8,703

Cash at end of year                    $5,695          1,765       17,022

The primary source of funds available to the Company is the payment of dividends by the subsidiaries and borrowings. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 1999, the subsidiaries could pay dividends of $33,069,000 without prior regulatory approval.

(16) LITIGATION

Gold Bank, a subsidiary of the Company (formerly Exchange National Bank), is one of several named defendants in a number of lawsuits arising out of the same circumstances. The litigation was brought about on behalf of persons who purchased distributorships from an entity known as "Parade of Toys ("Parade"). Gold Bank was included on trade reference sheets that listed other banks with whom Parade had done business. Plaintiffs allege that they contacted the persons listed on the trade reference sheets and that the trade reference defendants made false and misleading misrepresentations in which plaintiffs relied to their detriment. Their current claims include theories of fraud, negligent misrepresentations, civil conspiracy and negligence.

Plaintiffs commenced the litigation, in May 1997, as a putative class action in the District Court of Johnson County, Kansas. They then obtained an Order dismissing the case without prejudice and, in September 1997, refiled in the United States District Court for the District of Kansas. After the federal court denied class certification, plaintiffs filed a second action on behalf of 670 named plaintiffs. The court ruled that those claims were misjoined and set a deadline for plaintiffs to initiate new individual actions or to have claims dismissed with prejudice. Plaintiffs then obtained an order from the federal court dismissing all claims without prejudice and reinitiated certain of their claims in state court in Johnson County, Kansas.

Plaintiffs began the process of recommencing the litigation by filing a separate action for each plaintiff in February 1999. Gold Bank was named as a defendant in 24 of those individual actions. Plaintiffs then filed a number of multi-plaintiff actions. The total number of plaintiffs in those four cases was 292.

On July 28, 1999, the state court ruled that claims in the multi-plaintiff actions had been misjoined and that only the first-named plaintiff in each case could proceed. It gave plaintiffs until October 28, 1999 to commence new individual actions or to have their claims dismissed with prejudice. Counsel for the Bank has now been served with 316 Petitions in individual actions in the Johnson County District Court. One of the petitions alleges damages of approximately $75,000; two allege damages of approximately $50,000; six allege damages of approximately $40,000; one alleges damages of $12,175; and fifteen allege damages of $10,000 or less. The remaining claims range between $18,000 and $26,000.

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

No accrual or provision for losses, if any, related to the above matter has been made in the accompanying consolidated financial statements. In the normal course of business, the Company had certain other lawsuits pending at December 31, 1999. In the opinion of management, after consultation with legal counsel, none of those other lawsuits is expected to have a significant effect on the consolidated financial condition or results of operations of the Company.

First State Bank, a wholly-owned subsidiary of the Company, was a defendant in an adversary proceeding styled Nelson v. First State Bank in a bankruptcy case pending in the Federal Bankruptcy Court for the Western District of Missouri styled In re: Hagman's Inc. William R. Hagman, Jr. became an advisory director of the Company on November 12, 1998. Mr. Hagman has had no direct or indirect interest in Hagman, Inc., since 1982. In the adversary proceeding, the bankruptcy trustee has alleged that First State Bank received preferential transfers in settlement of loans and bank overdrafts prior to the commencement of the Hagman's Inc. bankruptcy case of approximately $694,000 plus interest. The Company paid $465,000 in 1999 to settle this matter.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT OF THE COMPANY

     The directors and executive officers of the Company are as set forth below.

                         Principal Occupation and
Name          Age       Five Year Employment History

Michael W.    45    Mr. Gullion has served as Chairman of
Gullion             the Board of Directors and Chief
                    Executive Officer of the Company since
                    its inception and served as the
                    Company's President until February 10,
                    1999.  His term of office as a
                    director expires in 2002.  Mr. Gullion
                    is the son-in-law of William Wallman.

Malcolm M.    52    Mr. Aslin was appointed to the Board
Aslin               of Directors on February 11, 1999. His
                    term of office as a director expires
                    at the annual meeting of stockholders
                    to be held on April 26, 2000.  He has
                    served as President and Chief
                    Operating Officer of the Company since
                    February 10, 1999. From October 1995
                    until February 10, 1999, Mr. Aslin
                    served as (a) Chairman of the Board of
                    Western National Bank and Unison
                    Bancorporation, Inc. in Lenexa, Kansas
                    and (b) Chairman and Managing Director
                    of CompuNet Engineering, L.L.C., a
                    Lenexa, Kansas computer service
                    business the Company acquired in
                    February 1999.  From May 1994 until
                    May 1995 Mr. Aslin served as President
                    of Langley Optical Company, Inc., a
                    wholesale optical laboratory located
                    in Lenexa, Kansas. Prior to purchasing
                    Langley Optical Company, Mr. Aslin
                    spent more than 22 years in various
                    positions with UMB Banks and United
                    Missouri Financial Corporation,
                    including President and Chief
                    Operating Officer of United Missouri
                    Bancshares, Inc. and President of
                    UMB's Kansas City bank, United
                    Missouri Bank of Kansas City, N.A.

Keith E.      49    Mr. Bouchey was elected as a Director
Bouchey             of the Company on May 30, 1996. He has
                    served as the Executive Vice
                    President, Chief Financial Officer and
                    Corporate Secretary of the Company
                    since joining the Company in November
                    1995 until July 7, 1999.  He now
                    serves as Executive Vice President -
                    Mergers and Acquisitions and Corporate
                    Secretary.  Prior to joining the
                    Company, Mr. Bouchey had been, since
                    August 1977, a principal of GRA,
                    Thompson, White & Company, P.C., a
                    regional bank accounting and
                    consulting firm, where he served on
                    the executive committee and as the
                    managing director of the firm's
                    regulatory services practice.

Joseph F.     51    Mr. Smith has served as Executive Vice
Smith               President and Chief Technology Officer
                    of the Company since February 10,
                    1999. Mr. Smith also serves as a
                    director of Centurion Funds, Inc., a
                    Phoenix, Arizona mutual fund family
                    advised by Centurion Trust Company.
                    From October 1995 until February 10,
                    1999, Mr. Smith served as President
                    and Chief Operating Officer of
                    CompuNet Engineering, L.L.C., a
                    Lenexa, Kansas computer service
                    business that the Company acquired in
                    February 1999.  From August 1993 until
                    May 1995 Mr. Smith served as a
                    director and Executive Vice President
                    of Investors Fiduciary Trust Company,
                    located in Kansas City, Missouri Prior
                    to joining Investors Fiduciary Trust
                    Company, Mr. Smith spent more than 26
                    years in various management and
                    operational positions with UMB Bank,
                    including Executive Vice President and
                    an advisory director of UMB's Kansas
                    City bank, United Missouri Bank of
                    Kansas City, N.A.

William F.    57    Mr. Wright was elected as a director
Wright              of the Company on May 30, 1996.  For
                    more than five years Mr. Wright has
                    served as the Chairman of the Board
                    and Chief Executive Officer of AMCON
                    Distributing Company, a wholesale
                    distributor headquartered in Omaha,
                    Nebraska.

William       76    Mr. Wallman has served as a director
Wallman             of the Company since November 1989.
                    His term of office as a director
                    expires at the annual meeting of
                    stockholders to be held in 2002.  For
                    more than five years Mr. Wallman has
                    been the President and owner of
                    Wallman Chrysler-Plymouth, Inc., a car
                    dealership located in Beatrice,
                    Nebraska.  Mr. Wallman is the father-
                    in-law of Mr. Gullion.

Allen D.      59    Mr. Petersen was appointed to the
Petersen            Board of Directors of the Company on
                    July 31, 1997. Mr. Petersen previously
                    served in an advisory capacity to the
                    Board of Directors. For more than five
                    years Mr. Petersen has been the
                    Chairman and Chief Executive Officer
                    of American Tool Companies located in
                    Chicago, Illinois.

William R.    64    Mr. Hagman has served in an advisory
Hagman, Jr.         capacity to the Board of Directors
                    since November 12, 1998.  He currently
                    is a Director and serves as Chairman
                    of the audit committee.  His term of
                    office as a director expires at the
                    annual meeting of stockholders to be
                    held in 2002.  Since September 1996
                    Mr. Hagman has also served as an
                    advisory director of The First State
                    Bank and Trust Company, a wholly-owned
                    subsidiary of the Company.  For more
                    than ten years Mr. Hagman served as a
                    director of City National Bank in
                    Pittsburg, Kansas until September
                    1996.  For more than five years Mr.
                    Hagman has been the President of
                    Hagman Companies, Inc., a wholesale
                    distribution business located in
                    Pittsburg, Kansas.  Mr. Hagman is
                    presently involved in managing
                    investments for his company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and executive officers and shareholders holding more than ten percent of the outstanding stock of the Company are required to report their initial ownership of stock and any subsequent change in such ownership to the Securities and Exchange Commission and the Company. Specific time deadlines for the Section 16(a) filing requirements have been established by the Securities and Exchange Commission. To the Company's knowledge, all reports due pursuant to Section 16 (a) were filed on a timely basis during the fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of the Company's officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 26, 2000, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 26, 2000, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 26, 2000, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)  Exhibits

     3.1  Restated Articles of Incorporation of the Company.
          (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

     3.2  Certificate of Amendment to Restated Articles of
          Incorporation. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-4 No. 333-28563 and the same is incorporated herein by reference.)

     3.3 Amended and Restated Bylaws of the Company. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-4 No. 333-91559 and the same is incorporated herein by reference.)

     4.1 Form of Common Stock Certificate. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

     4.2 Rights Agreement dated October 13, 1999, between the Company and American Stock Transfer and Trust, as Rights Agent.
          (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed October 15, 1999 and the same is incorporated herein by reference.)

     9.1  Proxy Agreement/Stockholder Agreement between Michael W.
          Gullion and William Wallman, dated as of September 15, 1996. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

     9.2  Proxy Agreement/Stockholder Agreement between Michael W.
          Gullion and William F. Wright, and Allen D. Petersen dated as of September 15, 1996. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

     9.3  Accession of The Lifeboat Foundation to the Proxy
          Agreement/Stockholder Agreement among Michael W. Gullion, William
          F. Wright, and Allen D. Petersen, dated May 28, 1997.
          (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)

     9.4 Addendum to Proxy/Shareholder Agreement between Michael W. Gullion and William Wallman dated as of February 10, 1999. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)

     9.5 Addendum to Proxy/Shareholder Agreement among Michael W. Gullion, Allen D. Peterson, William F. Wright and The Lifeboat Foundation, dated as of February 10, 1999. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)

     10.1 Employment Agreement between the Company and Michael W.
          Gullion. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

     10.2 Amendment to Employment Agreement between the Company and
          Michael W. Gullion. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)

     10.3 Employment Agreement between the Company and Keith E.
          Bouchey. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

     10.4 Employment Agreement between the Company, CompuNet
          Engineering, Inc., and Joseph F. Smith. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)

     10.5 Employment Agreement between the Company and Malcolm M.
          Aslin. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)

     10.6 Gold Bank Corporation, Inc. 1996 Equity Compensation Plan. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

     10.7 Form of Tax Sharing Agreements between the Company and the Company Subsidiaries. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

     10.8 Form of Federal Home Loan Bank Credit Agreement to which each of the Company's banking subsidiaries is a party.
          (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

     10.9 Form of Junior Subordinated Indenture between the Company and Bankers Trust Company as Trustee relating to GBCI Capital Trust. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)

    10.10 Form of Trust Agreement between the Company and Bankers
          Trust (Delaware) as Trustee relating to GBCI Capital Trust. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)

    10.11 Form of Amended and Restated Trust Agreement among the Company, Bankers Trust Company, as Property Trustee, Bankers Trust (Delaware), as Delaware Trustee and various holders of Trust Securities relating to GBCI Capital Trust. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)

    10.12 Form of Guaranty Agreement between the Company, as
          Guarantor, and Bankers Trust Company, as Trustee relating to GBCI Capital Trust. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)

    10.13 Form of Junior Subordinated Indenture between the
          Company and Bankers Trust Company as Trustee relating to GBCI Capital Trust II. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 No. 333-76623 and the same is incorporated herein by reference.)

    10.14 Form of Trust Agreement between the Company and Bankers
          Trust (Delaware) as Trustee relating to GBCI Capital Trust II. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 No. 333-76623 and the same is incorporated herein by reference.)

    10.15 Form of Amended and Restated Trust Agreement between the Company, Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, relating to GBCI Capital Trust II. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 No. 333-76623 and the same is incorporated herein by reference.)

    10.16 Form of Guarantee Agreement between the Company, as
          Guarantor, and Bankers Trust Company, as Trustee, relating to GBCI Capital Trust II. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 No. 333-76623 and the same is incorporated herein by reference.)

    10.17 Voting Agreement, dated September 6, 1999, among Gold
          Banc Corporation, Inc., J. Gary Russ, Ronald L. Larson, Timothy
          I. Miller, Dan E. Molter, Kirk D. Moudy, Lynn B. Powell, III, Walter L. Presha, R. Jay Taylor and Edward D. Wyke. (Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K filed September 9, 1999 and the same is incorporated herein by reference.)

    10.18 Registration Rights Agreement among the Company, Daniel
          Buford, Sam Buford, Sharon Buford, Stephen Buford, Dillard Enterprises, L.L.C., Eric M. Bohne Revocable Family Trust #1, and Eric M. Bohne Revocable Family Trust #2, dated as of December 10, 1998. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)

    10.19 Assignment and Assumption of Rights, Duties, and
          Obligations of Guarantor under the Amended and Restated Guarantee Agreement, dated March 20, 2000, among American Bancshares, Inc. and Gold Banc Acquisition Corporation XI, Inc. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)

    10.20 Assignment and Assumption of Rights, Duties, and
          Obligations of Depositor under the Amended and Restated Trust Agreement, dated March 20, 2000, among American Bancshares, Inc. and Gold Banc Acquisition Corporation XI, Inc. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)

    10.21 First Supplemental Indenture dated as of March 20, 2000 to Junior Subordinated Indenture dated as of July 7, 1998, by Gold Banc Acquisition Corporation XI, Inc. as successor by merger to American Bancshares, Inc. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)

    10.22 Resignation of Administrator of ABI Capital Trust, dated March 20, 2000, by Brian M. Watterson. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)

    10.23 Resignation of Administrator of ABI Capital Trust, dated March 20, 2000, by Jerry L. Neff. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)

    10.24 Appointment of Administrators of ABI Capital Trust, dated March 20, 2000, by Keith E. Bouchey. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)

    10.25 Appointment of Administrators of ABI Capital Trust, dated March 20, 2000, by Steven E. Rector. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)

    10.26 Form of Junior Subordinated Indenture between American
          Bancshares, Inc. and Bankers Trust Company as Trustee relating to ABI Capital Trust. (Previously filed as an Exhibit to ABI Capital Trust's Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)

    10.27 Form of Trust Agreement between American Bancshares,
          Inc. and Bankers Trust (Delaware) as Trustee relating to ABI Capital Trust. (Previously filed as an Exhibit to ABI Capital Trust's Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)

    10.28 Form of Amended and Restated Trust Agreement between
          American Bancshares, Inc., Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, relating to ABI Capital Trust. (Previously filed as an Exhibit to ABI Capital Trust's Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)

    10.29 Form of Amended and Restated Guarantee Agreement between American Bancshares, Inc., as Guarantor, and Bankers Trust Company, as Trustee, relating to ABI Capital Trust. (Previously filed as an Exhibit to ABI Capital Trust's
          Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)

     21.1 List of Subsidiaries of the Company.

     23.1 Consent of KPMG.

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1999 and early 2000:

     (1)  Form 8-K filed on October 15, 1999, reporting on the
          Company's declaration of a dividend distribution of one right for each share of the Company outstanding on October 28, 1999 pursuant to the terms of a Rights Agreement dated October 13, 1999 under Items 5 and 7.

     (2) Form 8-K filed on October 29, 1999, reporting on the Company entering into an Agreement and Plan of Reorganization to acquire First Business Bancshares of Kansas City, Inc. under Items 5 and 7.

     (3) Form 8-K filed on October 29, 1999, reporting on the Company entering into an Agreement and Plan of Reorganization to acquire CountryBanc Holding Company under Items 5 and 7.

     (4) Form 8-K filed on November 10, 1999, reporting certain projections and estimates in regard to recently announced acquisitions under Items 5 and 7.

     (5) Form 8-K filed on November 19, 1999, reporting financial statements of Union Bankshares, Ltd. under Items 5 and 7.

     (6) Form 8-K filed on November 19, 1999, reporting financial statements of American Bancshares, Inc. under Items 5 and 7.

     (7) Form 8-K filed on November 19, 1999, reporting financial statements of CountryBanc Holding Company under Items 5 and 7.

     (8) Form 8-K filed on November 19, 1999, reporting financial statements of First Business Bancshares of Kansas City, Inc. under Items 5 and 7.

     (9) Form 8-K/A filed on December 9, 1999, to correct certain financial information damaged in transit during the electronic filing under Items 5 and 7.

     (10) Form 8-K filed on January 5, 2000, reporting nonrecurring costs which will reduce net income and reporting on the Company's completed acquisition of Linn County Bank on January 4, 2000 and the repurchase of up to 516,000 shares of the Company in connection therewith under Items 5 and 7.

     (11) Form 8-K filed January 26, 2000, reporting amendments to the Agreements and Plan of Reorganization with American Bancshares, Inc., CountryBanc Holding Company, and First Business Bancshares of Kansas City, Inc. under Items 5 and 7.

     (12) Form 8-K filed January 26, 2000, reporting 1999 earnings of the Company under Items 5 and 7.

     (13) Form 8-K filed March 3, 2000, reporting the resignation by
          J. Craig Peterson from his position with the Company under Item
          5.

     (14) Form 8-K filed March 20, 2000, reporting the termination of the Agreement and Plan of Reorganization with Union Bankshares, Ltd. under Items 5 and 7.

     (15) Form 8-K filed March 23, 2000, reporting on the Company's completed acquisition of American Bancshares, Inc. on March 20, 2000 and assumption of all rights, duties and obligations of American Bancshares, Inc. relating to ABI Capital Trust under Items 5 and 7.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GOLD BANC CORPORATION, INC.
                              (Registrant)

                              By:   /s/ Michael W. Gullion
                              Michael W. Gullion
                              Chief Executive Officer
     Dated:  March ___, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

Signature                     Title
Date


/s/ Michael W. Gullion        Chairman of the Board and
March ___, 2000               Chief Executive
Michael W. Gullion            Officer (Principal Executive Officer)


/s/ Malcolm M. Aslin          Director, President and
March ___, 2000               Chief Operating Officer
Malcolm M. Aslin


/s/ Keith E. Bouchey          Director, Executive Vice
March ___, 2000               President and
Keith E. Bouchey              Corporate Secretary
                              (Principal Financial Officer)

/s/ William Wallman           Director
March ___, 2000
William Wallman


/s/ William F. Wright         Director
March ___, 2000
William F. Wright


/s/ Allen D. Petersen         Director
March ___, 2000
Allen D. Petersen

/s/ William R. Hagman, Jr.    Director
March ___, 2000
William R. Hagman, Jr.

                              INDEX

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