Form 10-Q
period 2000-03-31
GOLD BANC CORP INC
filed 2000-05-16
CIK 1015610

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT
     For the transition period from ___________ to______________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for past 90 days.  Yes [X]      No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Class                         Outstanding at April 30, 2000
______________________________     ____________________________
Common Stock, $1.00 par value                37,793,162

                   GOLD BANC CORPORATION, INC.
                 INDEX TO 10-Q FOR THE QUARTERLY
                   PERIOD ENDED MARCH 31, 2000

                                                            PAGE
PART I:   FINANCIAL INFORMATION

     ITEM 1:   FINANCIAL STATEMENTS

               Consolidated Balance Sheets at
               March 31, 2000 and December 31, 1999
               (unaudited)                                  1

               Consolidated Statements of Earnings -
               Three months ended March 31, 2000
               and March 31, 1999 (unaudited)               2

               Consolidated Statements of Cash Flows -
               Three months ended March 31, 2000 and March 31,
               1999 (unaudited)                             3

               Notes to Consolidated Financial Statements   4

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                   7

PART II:  OTHER INFORMATION

     ITEM 1:   LEGAL PROCEEDINGS                            11

     ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS    12

     ITEM 3:   DEFAULTS UPON SENIOR SECURITIES              12

     ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                      12

     ITEM 5:   OTHER INFORMATION                            12

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K             12

               SIGNATURES                                   13

                             PART I
                      FINANCIAL INFORMATION
          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS)
                           (UNAUDITED)

                              MARCH 31, 2000      DEC. 31, 1999
                                                     (Restated)

ASSETS
    Cash and due from banks    $   83,348          $   99,159
    Federal funds sold and
     interest-bearing
     deposits                      12,749              29,457
         Total cash and cash
           equivalents             96,097             128,616

    Investment securities:
       Held-to-maturity             8,224               7,878
       Available-for-sale         452,161             438,264
       Trading                      6,146               9,245
       Total investment
          securities              466,531             455,387

    Mortgage and student
     loans held for sale, net     151,456             149,560
    Loans, net                  1,677,076           1,644,250
    Premises and equipment,
     net                           60,591              62,960
    Goodwill, net                  49,051              47,576
    Accrued interest and
     other assets                  58,361              62,392
    Total assets               $2,559,163          $2,550,741

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
       Deposits                $2,028,995          $2,006,154
       Securities sold
          under agreements
          to repurchase            60,413              50,990
       Federal funds purchased
          and other short-term
          borrowings               64,348             127,628
       FHLB and other long-term
          borrowings              130,446              90,523
       Guaranteed preferred
          beneficial interests
          in Company's
          debentures               82,549              82,549
       Accrued interest and
          other liabilities        26,662              25,849
       Total liabilities        2,393,413           2,383,693

    Stockholders' equity:
       Preferred stock,
          no par value;
          50,000,000 shares
          authorized, no
          shares issued                 -                   -
       Common stock, $1.00
          par value,
          50,000,000
          shares authorized,       38,271              37,873
       38,271,162 issued at
          March 31, 2000
          and 37,872,725 issued
          and outstanding at
          December 31, 1999
       Additional paid-in
          capital                  75,512              72,371
       Retained earnings           70,118              71,218
       Accumulated other
          comprehensive income
          (loss)                  (10,247)            (11,239)
       Unearned compensation       (4,175)             (3,175)
                                  169,479             167,048
       Treasury stock -
          478,000 shares at cost   (3,729)                  -
         Total stockholders'
          equity                  165,750             167,048
    Total liabilities and
     stockholders' equity      $2,559,163          $2,550,741

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE THREE MONTHS ENDED
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)

                               MARCH 31, 2000     MARCH 31, 1999
                                                    (Restated)
Interest income:
   Loans, including fees           $42,135             $34,828
   Investment securities             6,968               6,100
   Other                             1,203               1,225
                                    50,306              42,153
Interest expense:
   Deposits                         20,676              17,887
   Borrowings and other              5,413               3,191
                                    26,089              21,078

      Net interest income           24,217              21,075

Provision for loan losses              661               1,145
      Net interest income
          after provision for
          loan losses               23,556              19,930

Other income:
   Service fees                      2,929               2,418
   Net gains on sale of mortgage
     loans                           1,777                 299
   Net securities gains (loss)         (30)                237
   Investment trading fees and
     commissions                       615                 976
   Other                             3,013               1,988
                                     8,304               5,918
Other expense:
   Salaries and employee benefits   10,967               8,769
   Net occupancy expense             2,170               1,506
   Depreciation expense              1,325               1,287
   Goodwill amortization expense       534                 398
Consolidation/repositioning/
     pooling expense                10,849                   -
   Other                             6,679               5,483
                                    32,524              17,443

      Earnings (loss)before
        income taxes                  (664)              8,405

Income tax expense                     121               3,058

      Net earnings (loss)          $(  785)            $ 5,347

Net earnings (loss) per share
    - basic and diluted            $ (0.02)            $  0.14



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED
                         (IN THOUSANDS)
                           (UNAUDITED)

                                              MARCH 31,    MARCH 31,
                                                2000         1999
                                                          (RESTATED)
Cash flows from operating activities:
     Net earnings (loss)                     $    (785)   $ 5,347
  Adjustments to reconcile net earnings
    to net cash provied by (used in)
    operating activities, net of purchase
    acquisitions:
      Provision for loan losses                    661      1,145
      (Gains) losses on sales of securities         30       (177)
      Amortization of investment securities'
        premiums, net of accretion                 124        116
      Depreciation                               1,325      1,287
      Amortization of goodwill                     534        398
      (Gain) loss on sale of assets, net           833       (399)
      Net (increase) decrease in trading
        securities                              (3,099)      (557)
      Unrealized loss on trading securities         --         37
      Net (increase) in mortgage
        loans held for sale                     (1,896)    (13,829)
      Other changes:
        Accrued interest receivable and
          other assets                           4,030      (4,276)
        Accrued interest payable and other
          liabilities                            2,271       3,800
               Net cash provided by (used in)
                 operating activities           10,226      (7,108)

Cash flows from investing activities:
        Net increase in loans                   (33,487)    (39,544)
        Principal collections and proceeds
          from maturities of held-to-maturity
          securities                              1,576       2,077
        Principal collections and proceeds
          from sales and maturities of
          available-for-sale securities          17,176     688,511
        Purchases of available-for-sale
          securities                            (31,538)   (700,474)
        Purchases of held-to-maturity
          securities                                  -      (1,006)
        Net additions to premises and
          equipment                              (1,138)     (2,370)
        Cash paid for acquisitions, net
          of cash received                            -      (5,317)
        Proceeds from sale of other assets          815          62
               Net cash used in investing
                 activities                     (46,596)    (58,061)

Cash flows from financing activities:
        Increase in deposits                     22,842      28,581
        Net increase (decrease) in
          short-term borrowings                 (53,857)     38,146
        Net increase (decrease) in
          FHLB and other
          long-term borrowings                   38,923      (8,697)
        Proceeds from issue of
          common stock                               26         175
        Purchase of treasury stock               (3,729)          -

        Dividends paid                             (354)       (344)
               Net cash provided by financing
                 activities                       3,851      57,861
               Decrease in cash and
                 cash equivalents               (32,519)     (7,308)
          Cash and cash equivalents, beginning
            of year                             128,616     158,880
          Cash and cash equivalents, end of
            period                            $  96,097   $ 151,572


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Issuance of common stock for
  acquisitions                                $     393   $       -

Non-cash activities related to
  purchase acquisitions:
    Increase in land, buildings,
      and equipment                                   -       1,264
    Increase in long-term
      borrowings                              $       -    $    515



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   Basis of presentation.

     The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1999 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company's subsidiaries, Gold Bank N.A., Provident Bank, f.s.b., Citizens Bank of Tulsa, People First Bank (Oklahoma), American Heritage Bank (Oklahoma), American Bank (Florida), People First Bank (Kansas) and First Business Bank of Kansas City, N.A. (the "Banks"), Midwest Capital Management, Inc., The Trust Company, CompuNet Engineering, Inc. All significant intercompany balances and transactions have been eliminated. 1999 results have been restated to reflect the effects of three pooling of interests acquisitions completed in the first quarter of 2000.

     The December 31, 1999 consolidated balance sheet has been restated using the audited balance sheet of the Company and the three pooling of interests acquisitions completed in the first quarter of 2000. The consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. The Consolidated Statements of Earnings for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

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

     The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 2000 and 1999 are shown below (in thousands):

                                                  2000      1999

Weighted average common shares outstanding       37,829   37,356
Stock options                                        51      281
Weighted average common shares and
   Common share equivalents outstanding          37,880   37,637

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

     4. Comprehensive Income.

     Comprehensive income was $207 thousand and $4.9 million for the three months ended March 31, 2000 and 1999, respectively.
The difference between comprehensive income and net earnings presented in the Consolidated Statement of Earnings is attributed solely to unrealized gains and losses on available-for-sale securities.

     5. Acquisitions.

     On March 2, 2000, the Company issued 9,540,048 shares of common stock to acquire CountryBanc Holding Company of Edmond, Oklahoma ("CountryBanc"), a multi-bank holding company that operated two Oklahoma state banks and one Kansas state bank. The total value of the CountryBanc acquisition was $76 million in a stock-for-stock, tax free exchange, which was accounted for as a pooling of interests. As of March 31, 2000, CountryBanc had total assets of approximately $552.6 million.

     On March 6, 2000, the Company issued 2,708,565 shares of common stock to acquire First Business Bank of Kansas City, N.A. ("First Business Bank"), which is located in the heart of the popular Country Club Plaza area. The acquisition was approximately $20 million in a stock-for-stock, tax free exchange. The transaction was accounted for as a pooling of interests except for the 14% minority interest held by third parties in First Business Bank. The acquisition of the minority interests of 14% was accounted for as a purchase.
As of March 31, 2000, First Business Bank had total assets of approximately $130.7 million.

     On March 20, 2000, the Company issued 8,319,131 shares of common stock to acquire American Bancshares, Inc. of Bradenton, Florida
("American Bancshares"), owner of American Bank.  American
Bank is one of the largest community banks on the west coast of Florida. The acquisition was approximately $55 million in a stock-for-stock, tax free exchange which was accounted for as a pooling of interests. As of March 31, 2000, American
Bancshares had total assets of approximately $471.6 million.

     6.   Consolidation/Repositioning/Pooling Expense

     During the quarter ended March 31, 2000, the Company acquired the three financial institutions as discussed in footnote #5. Since the three acquisitions were accounted for as pooling of interests, the Company expensed the costs associated with the acquisition during the quarter ended March 31, 2000. The pooling costs were $10.1 million before income taxes and $7.4 million - net of income taxes.

     During 1999 and the quarter ended March 31, 2000, the Company incurred consolidation and repositioning expenses. The expenses were mainly due to the Company consolidating its Kansas banks into a single statewide organization. Details of the consolidation and repositioning accrual are as follows (in thousands):

                                            Activity for
                                           Quarter Ended
                                           March 31, 2000

                           Accrual at                          Accrual at
                          Dec. 31, 1999   Expense    Paid    March 31, 2000

Salaries, benefits and
  severance                  $  552        $464     $  532       $  484

Asset write-downs and
  lease abandonments            815          47        245          617

Other repositioning
  expenses                      480         213        513          180

                             $1,847        $724     $1,290       $1,281

     7.   Subsequent Events:

     On April 26, 2000 the Board of Directors declared a $0.02 cash dividend on common stock to shareholders of record as of April 28, 2000, payable on May 10, 2000.

     8.   Legal proceedings.

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

     Plaintiffs began the process of recommencing the litigation by filing a separate action for each plaintiff in February 1999. Gold Bank was named as a defendant in 24 of those individual actions. Plaintiffs then filed a number of multi-plaintiff actions. On July 28, 1999, the state court ruled that claims in the multi-plaintiff actions had been misjoined and that only the first-named plaintiff in each case could proceed. It gave plaintiffs until October 28, 1999 to commence new individual actions or to have their claims dismissed with prejudice. Plaintiffs have now filed a total of 263 individual actions in which Gold Bank is a defendant. The majority of these actions allege damages that range between $18,000 and $26,000.

     Gold Bank denies any liability and intends to vigorously defend these and any additional claims. Neither the Bank nor its counsel is able to estimate the Bank's potential range of monetary exposure, if any, or to predict the likely outcome of these matters.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total average assets were $2.6 billion for the three months ended March 31, 2000, compared to $2.3 billion for the three months ended March 31, 1999, a 13.0% increase. Assets increased during 2000 due to internal loan growth.

     Total assets were $2.6 billion at March 31, 2000, an increase of $8.4 million from December 31, 1999. Net loans grew $34.7 million during the first three months of 2000. Internal growth produced the increase, with the majority of the increase originating from the Company's suburban Kansas City locations. Internal loan growth was funded through an increase in deposits and additional short-term and long-term Federal Home Loan Bank
(FHLB) borrowings. The allowance for loan losses increased to $26.7 million at March 31, 2000 from $26.0 million at December 31, 1999. The allowance represented 1.44% and 1.43% of total loans as of March 31, 2000 and December 31, 1999, respectively.

     For the three months ended March 31, 2000, the Company's annualized return on average assets ("ROA") was (0.12%), compared to 0.94% for the three months ended March 31, 1999. Return on average common stockholders' equity ("ROE") for the three months ended March 31, 2000 and 1999 was (1.80%) and 12.83%, respectively.

     Cash and cash equivalents and investment securities totaled $562.6 million, or 22.0% of total assets at March 31, 2000, compared to $584 million, or 22.9%, at December 31, 1999. At March 31, 2000, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 7.38%, 9.32%, and 11.77%, respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At March 31, 2000, the Company had risk-weighted assets of $1.99 billion.

     During the second quarter of 1999, the Company issued $37.6 million of 9.12% Guaranteed Preferred Junior Subordinated Debentures (Junior Subordinated Debentures). Proceeds from the issuance were used to repay $11 million in correspondent bank debt and the remaining amount was to be used for acquisitions and general corporate purposes. The Company established a line of credit in the amount of $25 million with a correspondent bank during the third quarter of 1998. As of March 31, 2000, the line of credit had a balance of $14 million.

     Management believes that cash generated from its operations, from its Junior Subordinated Debentures and from its correspondent bank facility will be sufficient to meet its cash requirements for acquisitions, internal growth and general operations in the foreseeable future.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Total interest income for the three months ended March 31, 2000 was $50.3 million, a $8.2 million or a 19.4% increase over the three months ended March 31, 1999. The increase during the quarter was primarily the result of internal loan growth.
Average total earning assets increased $231.7 million or 25.3% to $2.3 billion at March 31, 2000, compared to $2.1 billion at March 31, 1999.

     Total interest expense for the three months ended March 31, 2000 was $26.1 million, a $5.0 million or a 23.8% increase over the three months ended March 31, 1999. The increase was the result of greater average deposits, an increase in borrowings and the Junior Subordinated Debentures. Average total interest-bearing liabilities increased by $232.6 million or 12.6% to $2.08 billion during the three months ended March 31, 2000 compared to $1.84 billion at March 31, 1999, primarily due to acquisitions, more interest bearing deposits, the increased level of borrowings and the Junior Subordinated Debentures.

     Net interest income was $24.2 million for the three months ended March 31, 2000, compared to $21.1 million for the same period in 1999, an increase of 14.9%. The Company's net interest margin increased from 4.07% for the three months ended March 31, 1999 to 4.21% for the three months ended March 31, 2000 primarily due to the higher loan volumes and yields.

PROVISIONS FOR LOAN LOSSES

     The provision for loan losses for the three months ended March 31, 2000, was $661,000, compared to $1.1 million for the
comparable 1999 period.   The allowance represented 1.44% and
1.43% of total loans as of March 31, 2000 and December 31, 1999, respectively. The Company monitors its allowance for loan losses to total loans ratio on a monthly basis in order to maintain a ratio within internally defined guidelines of 1.15% to 1.65%.

OTHER INCOME

     Other income for the three months ended March 31, 2000 was $8.3 million, an increase of $2.4 million, or 40.3% over the same period last year. The increase in other income resulted from an increase in fee based income from acquired nonbank subsidiaries providing trust fees, mortgage loan income, computer sales and service fees and investment management fees.

OTHER EXPENSE

     Other expense for the three months ended March 31, 2000 was $32.5 million, an increase of $15.1 million, or 86.5% over the same period last year. This increase was due to the consolidation/repositioning/pooling expenses, increased salaries and benefits expenses, occupancy expense and other non-interest expenses. Most of these increases were related to recent acquisitions. The Company's overall efficiency ratio decreased during the first three months of 2000 to 100% compared to 64.6% for the first three months in 1999 due to the consolidation/ repositioning/pooling expenses.

INCOME TAX EXPENSE

     Income tax expense for the three months ended March 31, 2000 and March 31, 1999 was $121,000 and $3.1 million, respectively. The effective tax rates for those periods were 30.6% and 36.4%, respectively, after adjusting for the one-time pooling costs.
The first quarter's effective tax rate for 2000 compared to the year to date 1999 effective tax rate declined due to a greater volume of tax-free investments and lower state and local taxes.


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

     The following table indicates that, at March 31, 2000, in the event of a sudden and sustained increase in prevailing market rates, the Companies net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest      Net Interest                   Percent
Rates                       Income      Actual Change  Change Actual

200 basis point rise      $97,219,100   $2,971,700          3.2%
100 basis point rise      $96,042,800   $1,795,400          1.9%
Base Rate Scenario        $94,247,400       ---             ---
100 basis point decline   $92,434,100   ($1,813,300)       (1.9%)
200 basis point decline   $90,802,800   ($3,444,600)       (3.7%)

YEAR 2000

    The Company has not experienced any difficulties or problems in relation to the Year 2000. While the Company does not expect to encounter any difficulties or problems in the future, the Company has a contingency plan in place to deal with the Year 2000.

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

     Plaintiffs began the process of recommencing the litigation by filing a separate action for each plaintiff in February 1999.
Gold Bank was named as a defendant in 24 of those individual actions. Plaintiffs then filed a number of multi-plaintiff actions. On July 28, 1999, the state court ruled that claims in the multi-plaintiff actions had been misjoined and that only the first-named plaintiff in each case could proceed. It gave plaintiffs until October 28, 1999 to commence new individual actions or to have their claims dismissed with prejudice. Plaintiffs have now filed a total of 263 individual actions in which Gold Bank is a defendant. The majority of these actions allege damages that range between $18,000 and $26,000.

     Gold Bank denies any liability and intends to vigorously defend these and any additional claims. Neither the Bank nor its counsel is able to estimate the Bank's potential range of monetary exposure, if any, or to predict the likely outcome of these matters.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 9, 1999, GBCI Capital Trust II (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $37.6 million of 9.12% Preferred Securities (the "Preferred Securities") in a registered offering made through an underwriting group led by Advest, Inc. and U.S. Bancorp Piper Jaffray, Inc.

     The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.12% Junior Subordinated Deferrable Interest Debentures (The "Debentures") of the Company. In connection with the offering the Company and the Trust registered a total of $40.3 million of Preferred Securities on a Form S-3 Registration Statement (Registration Nos. 333-76623 and 333-76623-01). Total expenses associated with the offering were approximately $1.5 million, including $1.3 million in underwriting discounts and an advisory fee paid to Advest, Inc. As of March 31, 2000, the Company had used the net proceeds from the sale of the Debentures to repay approximately $11.0 million of corporate indebtedness and the remaining amount was to be used for acquisitions and general corporate purposes.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None

ITEM 5:   OTHER INFORMATION

          None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF
          REGULATION S-K

          27. Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          The Company filed the following five Current Reports on Form 8-K during the first quarter of 2000:

          (1) Form 8-K filed on January 5, 2000, reporting under Item 5 and 7.
          (2) Form 8-K filed on January 26, 2000, reporting under Item 5 and 7.
          (3) Form 8-K filed on January 26, 2000, reporting under Item 5 and 7.
          (4)  Form 8-K filed on March 3, 2000, reporting under
               Item 5 and 7.
          (5)  Form 8-K filed on March 20, 2000, reporting under
               Items 5 and 7.
          (6)  Form 8-K filed on March 23, 2000, reporting under
               Items 5 and 7.
          (7)  Form 8-K filed on May 2, 2000, reporting under
               Items 5 and 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GOLD BANC CORPORATION, INC.


Date:  May 15, 2000                By:/s/ David Phillips
                                        David Phillips
                                        Principal Accounting Officer

(Authorized officer and
principal financial officer of the
registrant)