Form 10-Q
period 2000-06-30
GOLD BANC CORP INC
filed 2000-08-14
CIK 1015610

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)

[ ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
    ACT
    For the transition period from ___________ to ________________

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

                         (913) 451-8050
     ((Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for past 90 days.  Yes       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Class                         Outstanding at July 31, 2000

_____________________________      _____________________________
Common Stock, $1.00 par value                  37,485,900

                   GOLD BANC CORPORATION, INC.
                INDEX TO 10-Q FOR THE QUARTERLY
                   PERIOD ENDED JUNE 30, 2000

                                                             PAGE
PART I:   FINANCIAL INFORMATION

     ITEM 1:   FINANCIAL STATEMENTS . . . . . . . .  . . . . . .1

          Consolidated Balance Sheets at June 30, 2000
          and December 31, 1999(unaudited) . . . . . . . . . . .1

          Consolidated Statements of Earnings - Six months ended June 30, 2000 and June 30, 1999 (unaudited). . .2

          Consolidated Statements of Earnings - Three months ended June 30, 2000 and June 30, 1999 (unaudited). . .3

          Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and June 30, 1999 (unaudited) . .4

          Notes to Consolidated Financial Statements . . . . . .5

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS  . . . . . . . . . . . . . . . . . . 10

PART II:  OTHER INFORMATION

     ITEM 1:   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . 14

     ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS . . . 16

     ITEM 3:   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . 16

     ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS  . . . . . . . . . . . . . . . . . 16

     ITEM 5:   OTHER INFORMATION . . . . . . . . . . . . . . . 17

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . 18

               SIGNATURES  . . . . . . . . . . . . . . . . . . 18

                             PART I
                      FINANCIAL INFORMATION
          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS)
                           (UNAUDITED)

                              June 30,       Dec. 31,
                                2000          1999
                                            (restated)
Assets
Cash and due from banks      $   88,457     $   99,159
Federal funds sold and
 interest-bearing deposits       64,052         29,457
     Total cash and cash
       equivalents              152,509        128,616

Investment securities:
   Held-to-maturity               7,519          7,878
   Available-for-sale           453,889        438,264
   Trading                        3,279          9,245
   Total investment
     securities                 464,687        455,387

Mortgage and student loans
  held for sale, net            172,787        149,560
Loans, net                    1,713,542      1,644,250
Premises and equipment, net      60,909         62,960
Goodwill, net                    48,856         47,576
Accrued interest and other
  assets                         61,720         62,392
Total assets                 $2,675,010     $2,550,741

Liabilities and Stockholders'
Equity

Liabilities:
   Deposits                  $2,013,532     $2,006,154
   Securities sold under
     agreements to repurchase    79,195         50,990
   Federal funds purchased
     and other short-term
     borrowings                  44,749        127,628
   FHLB and other long-term
     borrowings                 257,644         90,523
   Guaranteed preferred
     beneficial interests in
     Company's debentures       82,549         82,549
   Accrued interest and other
     liabilities                 28,156         25,849
   Total liabilities          2,505,825      2,383,693

Stockholders' equity:
   Preferred stock, no par             -            -
     value; 50,000,000 shares
     authorized, no shares issued
   Common stock, $1.00 par value,
     50,000,000 shares
     authorized,                 38,286         37,873
   38,285,900 shares
     issued at June 30, 2000 and
     37,872,725
   Issued and outstanding at
       December 31,1999
   Additional paid-in capital    75,523         72,371
   Retained earnings             75,762         71,218
   Accumulated other
     comprehensive
     income (loss)              (10,416)       (11,239)
   Unearned compensation         (4,175)        (3,175)

Treasury stock - 800,000        174,980        167,048
  shares at cost at June 30,
  2000                           (5,795)          -
Total stockholders' equity      169,185        167,048
Total liabilities and
  stockholders' equity       $2,675,010     $2,550,741

  See accompanying notes to consolidated financial statements.

          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE SIX MONTHS ENDED
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)

                            June 30, 2000   June 30, 1999
                                             (restated)
Interest income:
   Loans, including fees     $ 85,548          $ 71,238
   Investment securities       14,351            12,338
   Other                        2,950             2,444

                              102,849            86,020
Interest expense:
   Deposits                    41,735            35,757
   Borrowings and other        13,596             7,105
                               55,331            42,862

      Net interest income      47,518            43,158

Provision for loan losses       1,675             2,604
      Net interest income
        after provision for
        loan losses            48,843            40,554

Other income:
   Service fees                 5,499             5,074
   Net gains on sale of
     mortgage loans             3,316               905
   Net securities gains           204               213
   Investment trading fees and
     commissions                1,268             1,844
   Other                        6,276             4,697

                               16,563            12,733
Other expense:
   Salaries and employee
     benefits                  21,722            18,312
   Net occupancy expense        4,563             3,872
   Depreciation expense         2,709             2,589
   Goodwill amortization
     expense                    1,095               839
   Consolidation/repositioning/
     pooling expense           10,849               -
   Other                       11,893            10,421

                               52,831            36,033

   Earnings before income
    taxes                       9,575            17,254

Income tax expense (Note 1)     3,957             6,168

      Net earnings           $  5,618          $ 11,086

Net earnings per share-basic
  and diluted                $   0.15          $   0.30




See accompanying notes to consolidated financial statements.

          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE THREE MONTHS ENDED
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)


                                  June 30, 2000     June 30, 1999
                                                    (restated)
Interest income:
   Loans, including fees          $ 43,413           $ 36,410
   Investment securities             7,383              6,238
   Other                             1,747              1,219

                                    52,543             43,867
Interest expense:
   Deposits                         21,059             17,870
   Borrowings and other              8,183              3,914

                                    29,242             21,784

     Net interest income            23,301             22,083

Provision for loan losses            1,014              1,459

     Net interest income after
       provision for loan losses    22,287             20,624

Other income:
   Service fees                      2,570              2,656
   Net gains on sale of mortgage
    loans                            1,539                606
   Net securities gains                234                 13
   Investment trading fees &
    commissions                        653                868
   Other                             3,263              2,673

                                     8,259              6,816
Other expense:
   Salaries and employee benefits   10,755              9,543
   Net occupancy expense             2,393              2,101
   Depreciation expense              1,384              1,302
   Goodwill amortization expense       561                441
   Other                             5,214              5,203

                                    20,307             18,590
   Earnings before income taxes     10,239              8,850

Income tax expense (Note 1)          3,836              3,110
   Net earnings                   $  6,403            $ 5,740

Net earnings per share-basic and
  diluted                         $   0.17           $   0.15



See accompanying notes to consolidated financial statements.

          GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED
                          (IN THOUSANDS)
                            (UNAUDITED)


                                      June 30,        June 30,
                                       2000             1999
Cash flows from operating                            (restated)
activities:
  Net earnings                       $  5,618        $  11,086
  Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating
    activities; net of purchase
    acquisitions:
      Provision for loan losses         1,675            2,604
      (Gains) losses on sales
        of securities                    (219)            (260)
      Amortization of investment
        securities' premiums, net of
        accretion                         117              351
      Depreciation                      2,709            2,589
      Amortization of goodwill          1,095              839
     (Gain) loss on sale of
        assets, net                       (38)            (572)
     Net decrease (increase) in
        trading securities              5,951           (2,854)
     Unrealized loss on
        trading securities                 15               58
     Net increase in mortgage
        loans held for sale           (23,227)          (1,733)
     Other changes:
        Accrued interest
         receivable and
         other assets                   1,831           (9,770)
        Accrued interest
         payable and other
         liabilities                    2,104           (3,430)

          Net cash used in operating
             activities                (2,369)          (1,092)

Cash flows from investing
activities:
     Net increase in loans            (70,967)         (54,881)
     Principal collections and
       proceeds from maturities
       of held-to-maturity
       securities                       1,013              966
     Principal collections and
       proceeds from sales and
       maturities of available-
       for-sale securities             66,399           51,337
     Purchases of available-
       for-sale securities            (80,550)         (80,207)
     Purchases of held-to-
       maturity securities             (1,000)          (1,001)
     Net additions to premises
       and equipment                   (1,420)          (5,258)
     Cash paid for
       acquisitions, net of
       cash received                     -              (4,446)
     Proceeds from sale of
       other assets                       800              378


         Net cash used in investing   (85,725)         (93,112)
              activities

Cash flows from financing
  activities:
     Increase in deposits               7,378           19,852
     Net (decrease) increase
       in short-term borrowings       (54,674)          34,652
     Net increase in FHLB and
       other long-term borrowings     166,121            2,375
     Proceeds from issue of
       common stock                        70              175
     Purchase of treasury
       stock                           (5,795)              -
     Proceeds from issuance of
       guaranteed preferred beneficial
       interests in Company's
       debentures                        -              37,550
     Dividends paid                    (1,113)            (687)

         Net cash provided by
             financing activities     111,987           93,917

         Decrease in cash and cash
             equivalents              (23,893)            (287)
     Cash and cash equivalents,
        beginning of year             128,616          158,880

     Cash and cash equivalents,
       end of period                 $152,509         $158,593

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING ACTIVITIES:

Issuance of common stock for
acquisitions                        $     393         $     -

Non-cash activities related to
  purchase acquisitions:
     Increase in investments              -              1,642
     Net increase in loans                -             26,470
     Increase in land,
      buildings, and equipment            -              1,849
     Increase in other assets             -              2,697
     Increase in deposits                 -             29,676
     Increase in long term
       borrowings                         -              1,905


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

     The consolidated financial statements include the accounts of the Company's subsidiaries, Gold Bank, Provident Bank, f.s.b., Citizens Bank of Tulsa, People First Bank (Oklahoma), American Heritage Bank (Oklahoma) and American Bank (Florida) (the "Banks"), Midwest Capital Management, Inc., The Trust Company, CompuNet Engineering, Inc. All significant intercompany balances and transactions have been eliminated. 1999 results have been restated to reflect the effects of three pooling of interests acquisitions completed in the first quarter of 2000.

     The December 31, 1999 consolidated balance sheet has been restated using the audited balance sheet of the Company and the three pooling of interests acquisitions completed in the first quarter of 2000. The consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. The Consolidated Statements of Earnings for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

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

         The shares used in the calculation of basic and diluted income per share for the three and six months ended
June 30, 2000 and 1999 are shown below (in thousands):

                              For the three      For the six
                                months ended     months ended
                                 June 30           June 30
                           2000        1999     2000     1999
 Weighted average common
 shares outstanding       37,589      37,156    37,709   37,156
 Stock options                36         163        60      165
 Weighted average common
   shares and
   Common share           37,625      37,319    37,769   37,321
     equivalents outstanding

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

     4.   Comprehensive Income.

     Comprehensive income was $6.4 million and $6.3 million for the six months ended June 30, 2000 and 1999, respectively and $6.2 million and $1.5 million for the three months ended June 30, 2000 and 1999, respectively. The difference between comprehensive income and net earnings presented in the Consolidated Statement of Earnings is attributed solely to unrealized gains and losses on available-for-sale securities.

     5.    Acquisitions.

     On March 2, 2000, the Company issued 9,540,048 shares of common stock to acquire CountryBanc Holding Company of Edmond, Oklahoma, a multi-bank holding company that operated two Oklahoma state banks and one Kansas state bank. The total value of the CountryBanc acquisition was $76 million in a stock-for-stock, tax-free exchange, which was accounted for as a pooling of interests. As of June 30, 2000, CountryBanc had total assets of approximately $553 million.

     On March 6, 2000, the Company issued 2,708,564 shares of common stock to acquire First Business Bank of Kansas City, N.A., which is located in the heart of the popular Country Club Plaza area. The acquisition was approximately $20 million in a stock-for-stock, tax-free exchange. The transaction was accounted for as a pooling of interests except for the 14% minority interest held by third parties in First Business Bank of Kansas City, N.A.

      The acquisition of the minority interest of 14% was accounted for as a purchase. As of June 30, 2000, First
Business Bank had total assets of approximately $135 million.

     On March 20, 2000, the Company issued 8,319,131 shares of common stock to acquire American Bancshares, Inc. of Bradenton, Florida, owner of American Bank. American Bank is one of the largest community banks on the west coast of Florida. The acquisition was approximately $55 million in a stock-for-stock, tax-free exchange, which was accounted for as a pooling of interests. As of June 30, 2000, American Bancshares had total assets of approximately $469 million.

     6. Consolidation/Repositioning/Pooling Expense

     During the quarter ended March 31, 2000, the Company acquired the three financial institutions as discussed in footnote #5. Since the three acquisitions were accounted for as pooling of interests, the Company expenses the costs associated with the acquisitions during the quarter ended March 31, 2000. The pooling costs were $10.1 million before income taxes and $7.4 million net of income taxes.

     During 1999 and the six-months ended June 30, 2000, the Company incurred consolidation and repositioning expenses. The expenses were mainly due to the Company consolidating its Kansas banks into a single statewide organization. Details of the consolidation and repositioning accrual are as follows (in thousands):

                                    Activity for Quarter
                                    Ended June 30, 2000
                       Accrued at                           Accrued at
                     March 31, 2000  Expense    Paid       June 30, 2000
Salaries, benefits
 and severance        $     484      $    -     $   265     $   219
Asset write-downs
 and lease
 abandonments               617           -         207         410
Other repositioning
 expenses                   180           -         180          -
                      $   1,281           -     $   652     $   629



                                         Activity for Six-Months
                                           Ended June 30, 2000
                       Accrued at                         Accrued at
                      December 31, 1999 Expense   Paid    June 30, 2000
Salaries, benefits
 and severance        $     552         $   464   $  797   $    219
Asset write-downs
  and Lease
 abandonments               815              47      452        410
Other repositioning
 expenses                   480             213      693         -
                      $   1,847         $   724   $1,942   $    629


     7.   Legal proceedings.

Parade of Toys -

     Gold Bank (formerly Exchange National Bank) is one of several named defendants in a number of lawsuits arising out of the same circumstances. The litigation was brought on behalf of persons who purchased distributorships from an entity known as Parade of Toys ("Parade"). Gold Bank was included on trade reference sheets that listed other banks with whom a principal of Parade had done business. Plaintiffs allege that they contacted some of the persons listed on the trade reference sheets and that the trade reference defendants made false and misleading representations on which plaintiffs relied to their detriment. Their current claims include theories of fraud, negligent misrepresentations, civil conspiracy, and negligence.

     Plaintiffs commenced the litigation in May 1997 as a putative class action in the District Court of Johnson County, Kansas. They then obtained an order dismissing the case without prejudice and, in September 1997, refiled in the United States District Court for the District of Kansas. After the federal court denied class certification and ruled that multiple plaintiffs could not join in a single action, plaintiffs obtained an order dismissing all claims without prejudice. They then reinitiated certain of their claims in state court in Johnson County, Kansas. Plaintiffs have now refiled a total of 263 individual actions in which Gold Bank is a defendant. The majority of these actions allege damages that range between $18,000 and $26,000.

     On July 26, 2000, the Johnson County District Court ruled, in granting Gold Bank's Motion for Summary Judgment, that a plaintiff who had no contact with the Bank has no viable claims for fraud, negligent misrepresentation, or negligence. The court also ruled that there was no evidence to support a conspiracy claim against the Bank.

     The state court's Case Management Order provides that a decision on any motion addressing the issues ruled on in the Bank's Motion for Summary Judgment shall apply to all cases. Only 53 of the 263 plaintiffs who have sued Gold Bank alleged that they had any contact with the Bank.

     Gold Bank denies any liability and intends to continue vigorously defending remaining claims against it. Neither the Bank nor its counsel is able to estimate the Bank's potential range of monetary exposure, if any, or to predict the likely outcome of these matters.


Regional Holding Company -

     In June 2000, Gold Banc Corporation, Inc. ("the Company") has commenced an arbitration proceeding before the American Arbitration Association against Brad D. Ives, David W. Murrill and Robert E. McGannon ("Respondents") relating to the Company's acquisition of Regional Holding Company, Inc. ("Regional Holding"). The Company purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999 for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the "Stock Purchase Agreement"), between the Company, Regional Holding and the Respondents.

     The Company has asserted a contractual claim against Respondents for breach of their representations and warranties regarding the financial condition of Regional Holding. The Company's claim is that prior to the closing date there was a material adverse change in the financial condition and earnings of Regional Holding that Respondents failed to disclose.

     Respondents are obligated to indemnify the Company for damages resulting from the breach of their representations and warranties. The Company has prayed for damages in the amount of $6.5 million and for its attorney's fees, costs and other expenses incurred in the arbitration proceeding.

     Respondents have answered the Company's claim and have denied that the Company is entitled to any of the relief requested.

     In addition, each Respondent has asserted a counterclaim against the Company for breach of certain Non-Negotiable Promissory Notes (collectively the "Notes") that were issued to each Respondent as part of the purchase price in the Regional Holding acquisition. The Notes totaled $4,080,000.00. The Respondent's claim they have made a demand for payment and that such payment has not been made in accordance with the terms of the respective Notes. The Respondents have prayed for repayment of the entire principal balance of the Notes, plus accrued interest on the Notes, plus all attorney's fees, costs and expenses incurred in asserting their claims. Respondents are also seeking a declaratory judgment that the Company is not entitled to set-off its claim against the Notes and that payments under the Notes are due immediately, or in the alternative, that payments due under the Notes should be paid into an escrow account pending resolution of the claims.

     The Respondents have also asserted a counterclaim for fraud against the Company making unspecified claims that the Company failed to disclose material information and made misrepresentations in connection with the issuance of the Notes. The Respondents have prayed for compensatory monetary damages and punitive damages with respect to the fraud claim. The company denies Respondent's fraud claim.

     The Company has also given Respondents a notice invoking an alternative dispute resolution procedure ("ADR Procedure") specified in Section 2.3 of the Stock Purchase Agreement. The ADR Procedure provides a mechanism for resolving disputes over the application of generally accepted accounting principals to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. The Company has demanded that the Respondents join in submitting the accounting dispute to Ernst & Young LLP, in accordance with the terms of ADR Procedures specified in the Stock Purchase Agreement. Respondents have refused to join with the Company in submitting the dispute to Ernst & Young and are seeking, in their answer to the Company's demand for arbitration, a declaratory judgment that the Company failed to proceed timely under ADR Procedures of the Stock Purchase Agreement.

     The Company believes that its claims are strong and that Respondent's claims are without merit. Because the arbitration has just begun, neither the Company nor its counsel can predict the likely outcome of the proceeding.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Total average assets were $2.6 billion for the six months ended June 30, 2000, compared to $2.3 billion for the six months ended June 30, 1999, a 13.6% increase. Average interest-earning assets were $2.4 billion for the six months ended June 30, 2000 and $2.1 billion for the six months ended June 30, 1999, a 13.2% increase. Assets increased during 2000 due to internal loan growth and one acquisition in late 1999.

       Total assets were $2.7 billion at June 30, 2000, an increase of $124 million from December 31, 1999. Net loans grew
$92.5 million during the first six months of 2000 with the majority of the increase originating from the Company's suburban Kansas City locations. Loan growth was funded through an increase in deposits and additional short-term and long-term Federal Home Loan Bank (FHLB) borrowings. The allowance for loan losses increased to $26.5 million at June 30, 2000 from $26.0 million at December 31, 1999. The allowance represented 1.39% and 1.43% of total loans as of June 30, 2000 and December 31, 1999, respectively.

     For the six months ended June 30, 2000, the Company's annualized return on average assets ("ROA") was .43%, compared to .97% for the six months ended June 30, 1999. Return on average common stockholders' equity ("ROE") for the six months ended June 30, 2000 and 1999 was 6.72% and 13.24%, respectively.

     Cash and cash equivalents and investment securities totaled $617.2 million, or 23.1% of total assets at June 30, 2000, compared to $584 million, or 22.9%, at December 31, 1999. At June 30, 2000, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 7.58%, 9.59%, and 11.98% respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At June 30, 2000, the Company had risk-weighted assets of $1.99 billion.

     During the second quarter of 1999, the Company
issued $37.6 million of 9.12% Guaranteed Preferred Junior Subordinated Debentures (Junior Subordinated Debentures). Proceeds from the issuance were used to repay $11 million in correspondent bank debt and the remaining amount is to be used for acquisitions and general corporate purposes. The Company has a line of credit in the amount of $40 million with a correspondent bank. As of June 30, 2000, the line of credit had
a balance of $19 million.    The Company has a second line of
credit in the amount of $9 million with a different correspondent bank. As of June 30, 2000, the second line of credit had a balance of $6 million. The second line of credit was from the CountryBanc Holding Company acquisition.

     Management believes that cash generated from its operations, from its Junior Subordinated Debentures and from its correspondent bank facilities will be sufficient to meet its cash requirements for acquisitions, internal growth and general operations in the foreseeable future.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Total interest income for the six months ended June 30, 2000 was $102.8 million, a $16.8 million or a 19.6% increase over the six months ended June 30, 1999. For the three months ended June 30, 2000, total interest income was $52.5 million, a $8.7 million or a 19.8% increase over the three months ended June 30, 1999. The increase was primarily the result of internal loan growth. Average interest-earning assets increased $273.5 million or 13.2% to $2.4 billion at June 30, 2000, compared to $2.1 billion at June 30, 1999.

     Total interest expense for the six months ended June 30, 2000 was $55.3 million, a 29.1% increase over the six months ended June 30, 1999. For the three months ended June 30, 2000, interest expense was $29.2 million, or 34.2% greater than the comparable period in 1999. The increase was the result of greater average deposits and an increase in long-term debt and Junior Subordinated Debentures. Average total interest-bearing liabilities increased by $234.4 million or 12.5% during the six months of 2000 compared to the same period in 1999, primarily due to the acquisitions, the increased volume in interest bearing deposits and the Junior Subordinated Debentures.

      Net interest income was $47.5 million for the six months ended June 30, 2000, compared to $43.2 million for the same period in 1999, an increase of 10.1%. The Company's net interest margin decreased from 4.18% for the six months ended June 30, 1999 to 4.11% for the six months ended June 30, 2000. For the three months ended June 30, 2000, net interest income increased 5.5% to $23.3 million versus $22.1 million for the three months of 1999. Net interest margin for the three months ended June 30, 2000 decreased from 4.27% to 4.03% versus the same period in 1999. The decrease in net interest margin was created by additional interest expense associated with the Company's issuance of Junior Subordinated Debentures in June 1999 and increased FHLB borrowings.

PROVISIONS FOR LOAN LOSSES

     The provision for loan losses for the six months ended June 30, 2000, was $1.7 million, compared to $2.6 million for the comparable 1999 period. For the three months ended June 30, 2000, the provision for loan losses was $1.0 million compared to $1.5 million for the second quarter of 1999. The allowance represented 1.39% and 1.26% of total loans as of June 30, 2000 and June 30, 1999, respectively. The Company monitors its reserve for loan losses to total loans ratio on a monthly basis in order to maintain a ratio within internally defined guidelines of 1.15% to 1.65%.

OTHER INCOME

     Other income for the six months ended June 30, 2000 was $16.6 million, an increase of $3.8 million, or 30.1%, over the same period last year. Other income for the second quarter of 2000 was $8.3 million, an increase of $1.4 million, or 21.2%, over the same quarter of 1999. The increase in other income resulted from an increase in fee based income from non-bank subsidiaries providing trust fees, mortgage loan income, computer sales and service fees and investment management fees.

OTHER EXPENSE

          Other expense for the six months ended June 30, 2000 was $52.8 million, an increase of $16.8 million, or 46.6%, over the same period last year. For the second quarter of 2000, other expense was $20.3 million, an increase of $ 1.7 million, or 9.2% over the comparable quarter in 1999. This increase was due to the consolidation/repositioning/pooling expenses, increased salaries and benefits expenses, depreciation expense and other non-interest expenses. The Company's overall efficiency ratio declined during the first six months of 2000 to 81.0% compared to 63.1% for the first six months in 1999, primarily due to consolidation/repositioning/pooling expenses.

INCOME TAX EXPENSE

     Income tax expense for the six months ended June 30, 2000 and June 30, 1999 was $4.0 million and $6.2 million, respectively. The effective tax rates for those periods were 41.3% and 35.7%, respectively. The effective tax rate for 2000 was higher due to the one-time pooling costs, which were mainly non-deductible for tax purposes. Income tax expense for the three months ended June 30, 2000 and June 30, 1999 was $3.8 million and $3.1 million, respectively. The effective tax rates for those periods were 37.4% and 35.1%, respectively.


ACCOUNTING AND FINANCIAL REPORTING

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. SFAS No. 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.

     The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". The
Interpretation, which is effective July 1, 2000, clarifies the application of APB Opinion No. 25 "Accounting for Stock Issued to Employees". Management does not expect that the Interpretation will have a significant impact on the Company's financial statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Asset/liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly, through maturity or otherwise. Controlling the maturity or repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management.
Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

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

     The following table indicates that, at June 30, 2000, in the event of a sudden and sustained increase in prevailing market rates, the Companies net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

                                                         Percent
Changes in Interest     Net Interest                     Change
Rates                   Income            Actual Change  Actual

200 basis point rise    $95,667,000       $2,972,000      3.2%
100 basis point rise    $93,866,000        1,171,000      1.3%
Base Rate Scenario       92,695,000           --        -
100 basis point decline  90,090,000      ($2,605,000)    -2.8%
200 basis point decline  87,109,000      ($5,586,000)    -6.0%

YEAR 2000

     The Company experienced no significant difficulties or problems in relation to the Year 2000. While the Company does not expect to encounter any difficulties or problems in the future, the Company has a contingency plan in place to deal with the Year 2000.


                              PART II
                        OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

Parade of Toys -

     Gold Bank (formerly Exchange National Bank) is one of several named defendants in a number of lawsuits arising out of the same circumstances. The litigation was brought on behalf of persons who purchased distributorships from an entity known as Parade of Toys ("Parade"). Gold Bank was included on trade reference sheets that listed other banks with whom a principal of Parade had done business. Plaintiffs allege that they contacted some of the persons listed on the trade reference sheets and that the trade reference defendants made false and misleading representations on which plaintiffs relied to their detriment. Their current claims include theories of fraud, negligent misrepresentations, civil conspiracy, and negligence.

     Plaintiffs commenced the litigation in May 1997 as a putative class action in the District Court of Johnson County, Kansas. They then obtained an order dismissing the case without prejudice and, in September 1997, refiled in the United States District Court for the District of Kansas. After the federal court denied class certification and ruled that multiple plaintiffs could not join in a single action, plaintiffs obtained an order dismissing all claims without prejudice. They then reinitiated certain of their claims in state court in Johnson County, Kansas. Plaintiffs have now refiled a total of 263 individual actions in which Gold Bank is a defendant. The majority of these actions allege damages that range between $18,000 and $26,000.

     On July 26, 2000, the Johnson County District Court ruled, in granting Gold Bank's Motion for Summary Judgment, that a plaintiff who had no contact with the Bank has no viable claims for fraud, negligent misrepresentation, or negligence. The court also ruled that there was no evidence to support a conspiracy claim against the Bank.

     The state court's Case Management Order provides that a decision on any motion addressing the issues ruled on in the Bank's Motion for Summary Judgment shall apply to all cases. Only 53 of the 263 plaintiffs who have sued Gold Bank alleged that they had any contact with the Bank.

     Gold Bank denies any liability and intends to continue vigorously defending remaining claims against it. Neither the Bank nor its counsel is able to estimate the Bank's potential range of monetary exposure, if any, or to predict the likely outcome of these matters.


Regional Holding Company -

     In June 2000, Gold Banc Corporation, Inc. ("the Company") has commenced an arbitration proceeding before the American Arbitration Association against Brad D. Ives, David W. Murrill and Robert E. McGannon ("Respondents") relating to the Company's acquisition of Regional Holding Company, Inc. ("Regional Holding"). The Company purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999 for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the "Stock Purchase Agreement"), between the Company, Regional Holding and the Respondents.

     The Company has asserted a contractual claim against Respondents for breach of their representations and warranties regarding the financial condition of Regional Holding. The Company's claim is that prior to the closing date there was a material adverse change in the financial condition and earnings of Regional Holding that Respondents failed to disclose.

     Respondents are obligated to indemnify the Company for damages resulting from the breach of their representations and warranties. The Company has prayed for damages in the amount of $6.5 million and for its attorney's fees, costs and other expenses incurred in the arbitration proceeding.

     Respondents have answered the Company's claim and have denied that the Company is entitled to any of the relief requested.

     In addition, each Respondent has asserted a counterclaim against the Company for breach of certain Non-Negotiable Promissory Notes (collectively the "Notes") that were issued to each Respondent as part of the purchase price in the Regional Holding acquisition. The Notes totaled $4,080,000.00. The Respondent's claim they have made a demand for payment and that such payment has not been made in accordance with the terms of the respective Notes. The Respondents have prayed for repayment of the entire principal balance of the Notes, plus accrued interest on the Notes, plus all attorney's fees, costs and expenses incurred in asserting their claims. Respondents are also seeking a declaratory judgment that the Company is not entitled to set-off its claim against the Notes and that payments under the Notes are due immediately, or in the alternative, that payments due under the Notes should be paid into an escrow account pending resolution of the claims.

     The Respondents have also asserted a counterclaim for fraud against the Company making unspecified claims that the Company failed to disclose material information and made misrepresentations in connection with the issuance of the Notes. The Respondents have prayed for compensatory monetary damages and punitive damages with respect to the fraud claim. The company denies Respondent's fraud claim.

     The Company has also given Respondents a notice invoking an alternative dispute resolution procedure ("ADR Procedure") specified in Section 2.3 of the Stock Purchase Agreement. The ADR Procedure provides a mechanism for resolving disputes over the application of generally accepted accounting principals to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. The Company has demanded that the Respondents join in submitting the accounting dispute to Ernst & Young LLP, in accordance with the terms of ADR Procedures specified in the Stock Purchase Agreement. Respondents have refused to join with the Company in submitting the dispute to Ernst & Young and are seeking, in their answer to the Company's demand for arbitration, a declaratory judgment that the Company failed to proceed timely under ADR Procedures of the Stock Purchase Agreement.

     The Company believes that its claims are strong and that Respondent's claims are without merit. Because the arbitration has just begun, neither the Company nor its counsel can predict the likely outcome of the proceeding.


ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          On April 26, 2000, the Company held its Annual Meeting of Stockholders. The following items were submitted at the Annual Meeting for consideration by the stockholders.

ITEM 1 - ELECTION OF DIRECTORS

Two Class I directors, Malcolm M. Aslin and William F. Wright, were elected at the Annual Meeting for terms expiring in 2003.
Voting results were as follows:

Malcolm M. Aslin                        William F. Wright

23,400,171 votes or 99.5%  FOR      23,429,379 votes or 99.6%  FOR
   106,098 votes or   .5%  AGAINST      76,890 votes or   .4%  AGAINST
         0 votes or    0%  ABSTAINED         0 votes or    0%  ABSTAINED
         0 votes or    0%  UNVOTED           0 votes or    0 %  UNVOTED

Class II Directors continuing in office are Keith E. Bouchey and
Allen D. Petersen.  Class II Directors' terms expire in 2001.

Class III Directors continuing in office are Michael W. Gullion,
William Wallman and William R. Hagman, Jr. Class III Directors' terms expire in 2002.

ITEM 2 - RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS.

The Audit Committee recommended the reappointment of KPMG LLP as the independent auditors for the Company. Item 2 was approved with the following results:

23,310,896 votes or   99.2%  FOR
   138,385 votes or     .6%  AGAINST
    56,988 votes or     .2%  ABSTAINED
         0 votes or      0%  UNVOTED

ITEM 3 - INCREASE SHARES HELD BY THE 1996 EQUITY COMPENSATION
PLAN.

The Board of Directors requested approval from shareholders to increase the aggregate number of shares of the Company's common stock available for grants of stock options or other awards under the Equity Compensation Plan by 2.0 million to a total of 2.5 million shares. Item 3 was approved with the following voting results:

14,847,012 votes or  63.2%  FOR
 1,190,425 votes or   5.1%  AGAINST
   188,049 votes or    .8%  ABSTAINED
 7,280,783 votes or  30.9%  UNVOTED

ITEM 5:   OTHER INFORMATION

          On April 26, 2000, the Company's Board of Directors appointed three additional directors. D. Patrick Curran was appointed as a Class I director of the Company. Class I
directors term expires in 2003.   Don C. McNeill and J. Gary
Russ were appointed as Class II directors of the Company. Class II directors term expires in 2001.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION
S-K

          27.  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          The Company filed the following two Current Reports on Form 8-K during the second quarter of 2000:

               (1)  Form 8-K filed on May 2, 2000, reporting under Item 5.
               (2)  Form 8-K filed on June 2, 2000, reporting under Item 5.



SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GOLD BANC CORPORATION, INC.


Date:  August 14, 2000        By:/s/ David Phillips
                                     David Phillips
                                     Principal Accounting Officer

(Authorized officer and principal financial officer of the registrant)