Form 10-Q
period 2000-09-30
GOLD BANC CORP INC
filed 2000-11-13
CIK 1015610

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/ /	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from to

Commission File Number: 0-28936

GOLD BANC CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-1008593 (I.R.S. Employer Identification No.)
11301 Nall Avenue, Leawood, Kansas (Address of principal executive office)	66211 (Zip code)

(913) 451-8050
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes / /  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class Common Stock, $1.00 par value	Outstanding at October 31, 2000 37,485,900

GOLD BANC CORPORATION, INC.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2000

PART I
FINANCIAL INFORMATION

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2000	December 31, 1999
Assets
Cash and due from banks	$64,321	$99,159
Federal funds sold and interest-bearing deposits	20,026	29,457

Total cash and cash equivalents	84,347	128,616

Investment securities:
Held-to-maturity	5,602	7,878
Available-for-sale	476,472	438,264
Trading	4,043	9,245

Total investment securities	486,117	455,387

Mortgage and student loans held for sale, net	160,592	149,560
Loans, net	1,756,913	1,644,250
Premises and equipment, net	61,771	62,960
Goodwill, net	47,829	47,576
Accrued interest and other assets	58,231	62,392

Total assets	$2,655,800	$2,550,741

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$2,012,525	$2,006,154
Securities sold under agreements to repurchase	81,432	50,990
Federal funds purchased and other short-term borrowings	28,909	127,628
FHLB and other long-term borrowings	246,967	90,523
Guaranteed preferred beneficial interests in Company's debentures	82,549	82,549
Accrued interest and other liabilities	27,471	25,849

Total liabilities	2,479,853	2,383,693

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 38,285,900 shares issued at September 30, 2000 and 37,872,725 issued and outstanding at December 31,1999	38,286	37,873
Additional paid-in capital	75,523	72,371
Retained earnings	78,610	71,218
Accumulated other comprehensive income (loss)	(6,502)	(11,239)
Unearned compensation	(4,175)	(3,175)

	181,742	167,048
Treasury stock — 800,000 shares at cost at September 30, 2000	(5,795)	—

Total stockholders' equity	175,947	167,048

Total liabilities and stockholders' equity	$2,655,800	$2,550,741

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For The Nine Months Ended
(In thousands, except per share data)
(unaudited)

	September 30, 2000	September 30, 1999
Interest income:
Loans, including fees	$130,484	$108,654
Investment securities	21,556	19,159
Other	2,225	3,323

	154,265	131,136

Interest expense:
Deposits	64,883	54,221
Borrowings and other	18,675	11,485

	83,558	65,706

Net interest income	70,707	65,430
Provision for loan losses	2,653	3,731

Net interest income after provision for loan losses	68,054	61,699

Other income:
Service fees	8,079	7,911
Net gains on sale of mortgage loans	4,367	2,176
Net securities (losses) gains	(1,933)	247
Investment trading fees and commissions	2,120	2,556
Other	8,483	7,607

	21,116	20,497

Other expense:
Salaries and employee benefits	32,832	28,858
Net occupancy expense	6,104	5,860
Depreciation expense	4,628	3,919
Goodwill amortization expense	1,977	1,369
Consolidation/repositioning/pooling expense	9,684	—
Other	18,844	15,536

	74,069	55,542

Earnings before income taxes	15,101	26,654
Income tax expense (Note 1)	5,894	9,351

Net earnings	$9,207	$17,303

Net earnings per share-basic and diluted	$0.24	$0.46

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For The Three Months Ended
(In thousands, except per share data)
(unaudited)

	September 30, 2000	September 30, 1999
Interest income:
Loans, including fees	$44,936	$37,416
Investment securities	7,205	6,821
Other	987	879

	53,128	45,116

Interest expense:
Deposits	23,148	18,464
Borrowings and other	6,791	4,380

	29,939	22,844

Net interest income	23,189	22,272
Provision for loan losses	978	1,127

Net interest income after provision for loan losses	22,211	21,145

Other income:
Service fees	2,580	2,837
Net gains on sale of mortgage loans	1,051	1,271
Net securities (losses) gains	(2,137)	34
Investment trading fees and commissions	852	712
Other	2,617	2,910

	4,963	7,764

Other expense:
Salaries and employee benefits	11,110	10,546
Net occupancy expense	2,023	1,987
Depreciation expense	1,568	1,313
Goodwill amortization expense	651	530
Consolidation/repositioning/pooling expense	(512)	—
Other	6,824	5,134

	21,664	19,510

Earnings before income taxes	5,510	9,399
Income tax expense (Note 1)	1,921	3,183

Net earnings	$3,589	$6,216

Net earnings per share-basic and diluted	$0.10	$0.17

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended
(In thousands)
(unaudited)

	September 30, 2000	September 30, 1999
Cash flows from operating activities:
Net earnings	$9,207	$17,303
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities, net of purchase acquisitions:
Provision for loan losses	2,653	3,731
Losses (gains) on sales of securities	1,884	(270)
Amortization of investment securities' premiums, net of accretion	51	420
Depreciation	4,628	3,919
Amortization of goodwill	1,977	1,369
Loss on sale of assets, net	69	53
Net decrease (increase) in trading securities	5,153	(1,044)
Unrealized loss on trading securities	49	22
Net increase in mortgage loans held for sale	(11,032)	(13,217)
Other changes:
Accrued interest receivable and other assets	5,465	(6,453)
Accrued interest payable and other liabilities	(982)	(6,936)

Net cash provided by (used in) operating activities	19,122	(1,103)

Cash flows from investing activities:
Net increase in loans	(115,316)	(101,425)
Principal collections and proceeds from maturities of held-to-maturity securities	3,211	1,644
Principal collections and proceeds from sales and maturities of available-for-sale securities	208,854	73,949
Purchases of available-for-sale securities	(241,591)	(102,032)
Purchases of held-to-maturity securities	(1,000)	(2,880)
Net additions to premises and equipment	(4,308)	(6,712)
Cash paid for acquisitions, net of cash received	—	(15,083)
Proceeds from sale of other assets	800	447

Net cash used in investing activities	(149,350)	(152,092)

Cash flows from financing activities:
Increase in deposits	6,371	25,617
Net (decrease) increase in short-term borrowings	(68,277)	25,483
Net increase in FHLB and other long-term borrowings	155,444	3,968
Proceeds from issue of common stock	70	539
Purchase of treasury stock	(5,795)	—
Proceeds from issuance of guaranteed preferred beneficial interests in Company's debentures	—	37,550
Dividends paid	(1,854)	(1,031)

Net cash provided by financing activities	85,959	92,126

Decrease in cash and cash equivalents	(44,269)	(61,069)
Cash and cash equivalents, beginning of year	128,616	158,880

Cash and cash equivalents, end of period	$84,347	$97,811

Supplemental schedule of non-cash financing activities:
Issuance of common stock for acquisitions	$393	$—
Non-cash activities related to purchase acquisitions:
Increase in investments	—	1,642
Net increase in loans	—	72,396
Increase in land, buildings, and equipment	—	2,509
Increase in other assets	—	2,697
Increase in deposits	—	29,676
Increase in short term borrowings		50,069
Increase in long term borrowings	$—	$4,905

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

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

    The December 31, 1999 consolidated balance sheet has been restated using the audited balance sheet of the Company and the three pooling of interests acquisitions completed in the first quarter of 2000. The consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. The Consolidated Statements of Earnings for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

    2.  Earnings per common share.

    Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. Employee stock options are the Company's only potential common share equivalent.

    The shares used in the calculation of basic and diluted income per share for the three and nine months ended September 30, 2000 and 1999 are shown below (in thousands):

	For the three Months Ended September 30		For the nine Months Ended September 30
	2000	1999	2000	1999
Weighted average common shares outstanding	37,486	37,356	37,634	37,356
Stock options	8	159	41	187
Weighted average common shares and Common share equivalents outstanding	37,494	37,515	37,675	37,543

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

    4.  Comprehensive Income.

    Comprehensive income was $13.9 million and $10.9 million for the nine months ended September 30, 2000 and 1999, respectively and $7.5 million and $4.5 million for the three months ended September 30, 2000 and 1999, respectively. The difference between comprehensive income and net earnings presented in the Consolidated Statements of Earnings is attributed solely to unrealized gains and losses on available-for-sale securities.

    5.  Acquisitions.

    On March 2, 2000, the Company issued 9,540,048 shares of common stock to acquire CountryBanc Holding Company of Edmond, Oklahoma, a multi-bank holding company that operated two Oklahoma state banks and one Kansas state bank. The total value of the CountryBanc acquisition was $76 million in a stock-for-stock, tax-free exchange, which was accounted for as a pooling of interests. As of September 30, 2000, CountryBanc had total assets of approximately $551 million.

    On March 6, 2000, the Company issued 2,708,564 shares of common stock to acquire First Business Bank of Kansas City, N.A., which is located in the heart of the popular Country Club Plaza area. The acquisition was approximately $20 million in a stock-for-stock, tax-free exchange. The transaction was accounted for as a pooling of interests except for the 14% minority interest held by third parties in First Business Bank of Kansas City, N.A. The acquisition of the minority interest of 14% was accounted for as a purchase. During the third quarter of 2000, First Business Bank was merged into Gold Bank of Kansas as a branch.

    On March 20, 2000, the Company issued 8,319,131 shares of common stock to acquire American Bancshares, Inc. of Bradenton, Florida, owner of American Bank. American Bank is one of the largest community banks on the west coast of Florida. The acquisition was approximately $55 million in a stock-for-stock, tax-free exchange, which was accounted for as a pooling of interests. As of September 30, 2000, American Bancshares had total assets of approximately $462 million.

    6.  Consolidation/Repositioning/Pooling Expense.

    During the quarter ended March 31, 2000, the Company acquired the three financial institutions as discussed in footnote #5. Since the three acquisitions were accounted for as pooling of interests, the Company expenses the costs associated with the acquisitions during the quarter ended March 31, 2000. The original pooling costs were $10.1 million before income taxes and $7.4 million net of income taxes. During the third quarter of 2000, $512 thousand of pooling costs were reversed because the Company revised its estimate of the merger expenses.

    During 1999 and the nine months ended September 30, 2000, the Company incurred consolidation and repositioning expenses. The expenses were mainly due to the Company consolidating its Kansas banks into a single statewide organization. Details of the consolidation and repositioning accrual are as follows (in thousands):

		Activity for Quarter Ended Sept. 30, 2000
				Accrued at Sept. 30, 2000
	Accrued at June 30, 2000
		Expense	Paid
Salaries, benefits and severance	$219	$—	$198	$21
Asset write-downs and lease abandonments	410	—	50	360
Other repositioning expenses	—	—	—	—

	$629	$—	$248	$381

		Activity for Nine Months Ended Sept. 30, 2000
				Accrued at Sept. 30, 1999
	Accrued at December 30, 1999
		Expense	Paid
Salaries, benefits and severance	$552	$464	$995	$21
Asset write-downs and lease abandonments	815	47	502	360
Other repositioning expenses	480	213	693	—

	$1,847	$724	$2,190	$381

    7.  Subsequent events.

    On October 10, 2000, the Company announced that it would close in the fourth quarter of 2000 its separate mortgage banking subsidiary, Gold Banc Mortgage. In connection with the closure, the Company estimated that it would incur expenses of approximately $17.7 million-net of taxes. This amount includes goodwill, severance and other related costs.

    Also on October 10, 2000, the Company announced that it would consolidate its Oklahoma bank charters into one charter during the fourth quarter of 2000. Citizens Bank of Tulsa, People First Bank and American Heritage Bank will merge into one entity and operate under the name of Gold Bank. In connection with this charter consolidation, the Company will incur in the fourth quarter pre-tax charges of approximately $750 thousand.

    8.  Legal proceedings.

Parade of Toys —

    Gold Bank (formerly Exchange National Bank) was one of several named defendants in a number of lawsuits brought on behalf of persons who purchased distributorships from an entity known as Parade of Toys. Gold Bank has reached an agreement to settle all claims pending against it. The Bank will pay $62.5 thousand. In return, the 263 plaintiffs who sued the Bank in state court in Johnson County, Kansas will dismiss their claims with prejudice and will release the Bank from any liability relating to Parade of Toys.

    The settlement agreement is in the process of being documented.

Regional Holding Company —

    In June 2000, Gold Banc Corporation, Inc. ("the Company") commenced an arbitration proceeding before the American Arbitration Association against Brad D. Ives, David W. Murrill and Robert E. McGannon ("Respondents") relating to the Company's acquisition of Regional Holding Company, Inc. ("Regional Holding"). The Company purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999 for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the "Stock Purchase Agreement"), between the Company, Regional Holding and the Respondents.

    The Company has asserted a contractual claim against Respondents for breach of their representations and warranties. The Company has prayed for damages in the amount of $6.5 million and for its attorney's fees, costs and other expenses incurred in the arbitration proceeding. Respondents have answered the Company's claim and have denied that the Company is entitled to any of the relief requested.

    In addition, each Respondent has asserted a counterclaim against the Company for breach of certain Non-Negotiable Promissory Notes (collectively the "Notes"), as amended, that were issued to each Respondent as part of the purchase price in the Regional Holding acquisition. The Notes totaled $4.08 million. The Respondents claim they have made a demand for payment and that such payment has not been made in accordance with the terms of the respective Notes. The Respondents have prayed for repayment of the entire principal balance of the Notes, plus accrued interest on the Notes, plus all attorney's fees, costs and expenses incurred in asserting their claims. Respondents are also seeking a declaratory judgment that the Company is not entitled to set-off its claim against the Notes and that payments under the Notes are due immediately, or in the alternative, that payments due under the Notes should be paid into an escrow account pending resolution of the claims. In October 2000, the three member Arbitration Panel ruled that the issues of Respondents' counterclaim relating to the propriety of set-off against and payment under the Notes would be heard at the same time as the Company's claims against Respondents.

    In the arbitration proceeding, Respondents also asserted a counterclaim for fraud against the Company making unspecified claims that the Company failed to disclose material information and made misrepresentations in connection with the issuance of the Notes as amended in December 1999. The Respondents have prayed for compensatory monetary damages and punitive damages with respect to the fraud claim. The Company denies Respondents' fraud claim, and asserts affirmative defenses.

    In September 2000, Respondents asserted a similar fraud claim in a Petition against Gold Banc Mortgage, Inc. ("GBM"), Jerry Bengtson (President of GBM) and Michael Gullion (CEO of the Company) in the Circuit Court of Jackson County, Missouri. Respondents claim that the defendants in that case misrepresented or did not disclose the intention of the Company at the time of amendments to the Notes and certain employment agreements with Respondents ("Employment Agreements") in December 1999. Respondents claim that the Company at that time intended to set-off claims of the Company against the Company's obligations under the amended Notes, but misrepresented or failed to disclose this intention. Respondents seek damages in an unspecified amount in excess of $25 thousand. Respondents' Petition also seeks a declaratory judgment that the placing of Respondent McGannon on administrative leave during the course of the arbitration constituted a constructive termination entitling McGannon to certain rights under his employment agreement. Defendants GBM, Bengston and Gullion have answered the Petition, denying Respondents' claims, and asserting affirmative defenses. Concerning the claim for declaratory judgment by Respondent McGannon, defendants also contend that the claim is moot in that McGannon has subsequently been terminated, and no justiciable dispute therefore remains concerning his entitlement to rights under the employment agreement upon termination.

    The Company has also given Respondents a notice invoking an alternative dispute resolution procedure ("ADR Procedure") specified in Section 2.3 of the Stock Purchase Agreement. The ADR Procedure provides a mechanism for resolving disputes over the application of generally accepted accounting principals to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. The Company has demanded that the Respondents join in submitting the accounting dispute to Ernst & Young LLP, in accordance with the terms of ADR Procedures specified in the Stock Purchase Agreement. Respondents have refused to join with the Company in submitting the dispute to Ernst & Young and are seeking in the arbitration proceeding described above, a declaratory judgment that the company failed to proceed timely under ADR Procedures of the Stock Purchase Agreement.

    The Company believes that its claims and defenses in these matters are strong and that Respondents' claims and defenses are without merit. However, neither the Company nor its counsel can predict with certainty the likely outcome of the proceedings. In June 2000, Gold Banc Corporation, Inc. ("the Company") has commenced an arbitration proceeding before the American Arbitration Association against Brad D. Ives, David W. Murrill and Robert E. McGannon ("Respondents") relating to the Company's acquisition of Regional Holding Company, Inc ("Regional Holding"). The Company purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999 for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the "Stock Purchase Agreement"), between the Company, Regional Holding and the Respondents.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Total average assets were $2.6 billion for the nine months ended September 30, 2000, compared to $2.3 billion for the nine months ended September 30, 1999, a 12.6% increase. Average interest-earning assets were $2.4 billion for the nine months ended September 30, 2000 and $2.1 billion for the nine months ended September 30, 1999, a 11.8% increase. Assets increased during 2000 due to internal loan growth and one acquisition in late 1999.

    Total assets were $2.7 billion at September 30, 2000, an increase of $105 million from December 31, 1999. Net loans grew $123.7 million during the first nine months of 2000 with the majority of the increase originating from the Company's suburban Kansas City locations. Loan growth was funded through an increase in deposits and additional short-term and long-term Federal Home Loan Bank (FHLB) borrowings. The allowance for loan losses increased to $26.2 million at September 30, 2000 from $26.0 million at December 31, 1999. The allowance represented 1.35% and 1.43% of total loans as of September 30, 2000 and December 31, 1999, respectively.

    For the nine months ended September 30, 2000, the Company's annualized return on average assets ("ROA") was .47%, compared to 1.00% for the nine months ended September 30, 1999. Return on average common stockholders' equity ("ROE") for the nine months ended September 30, 2000 and 1999 was 7.29% and 13.62%, respectively.

    Cash and cash equivalents and investment securities totaled $570.5 million, or 21.4% of total assets at September 30, 2000, compared to $584 million, or 22.9%, at December 31, 1999. At September 30, 2000, the Company's leverage, Tier 1 risk-based capital, and total risk-based capital ratios were 7.46%, 9.85%, and 12.20% respectively, compared to minimum required levels of 4%, 8% and 4%, respectively (subject to change and the discretion of regulatory authorities to impose higher standards in individual cases). At September 30, 2000, the Company had risk-weighted assets of $1.98 billion.

    During the second quarter of 1999, the Company issued $37.6 million of 9.12% Guaranteed Preferred Junior Subordinated Debentures (Junior Subordinated Debentures). Proceeds from the issuance were used to repay $11 million in correspondent bank debt and the remaining amount is to be used for acquisitions and general corporate purposes. The Company has a line of credit in the amount of $40 million with a correspondent bank. As of September 30, 2000, the Company had borrowed $19 million under the line of credit. The Company has a second line of credit in the amount of $9 million with a different correspondent bank. As of September 30, 2000, the Company had borrowed $6 million under the line of credit. The second line of credit was part of the CountryBanc Holding Company acquisition.

    Management believes that cash generated from its operations, from its Junior Subordinated Debentures and from its correspondent bank facilities will be sufficient to meet its cash requirements for acquisitions, internal growth and general operations in the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

    Total interest income for the nine months ended September 30, 2000 was $154.3 million, a $23.1 million or a 17.6% increase over the nine months ended September 30, 1999. For the three months ended September 30, 2000, total interest income was $53.1 million, an $8 million or a 17.8% increase over the three months ended September 30, 1999. The increase was primarily the result of internal loan growth. Average interest-earning assets increased $249 million or 11.8% to $2.4 billion at September 30, 2000, compared to $2.1 billion at September 30, 1999.

    Total interest expense for the nine months ended September 30, 2000 was $83.6 million, a 27.2% increase over the nine months ended September 30, 1999. For the three months ended September 30, 2000, interest expense was $29.9 million, or 31.1% greater than the comparable period in 1999. The increase was the result of greater average deposits and an increase in long-term debt and Junior Subordinated Debentures. Average total interest-bearing liabilities increased by $211 million or 11% during the nine months of 2000 compared to the same period in 1999, primarily due to acquisitions, the increased volume in interest bearing deposits and the Junior Subordinated Debentures.

    Net interest income was $70.7 million for the nine months ended September 30, 2000, compared to $65.4 million for the same period in 1999, an increase of 8.1%. The Company's net interest margin decreased from 4.16% for the nine months ended September 30, 1999 to 4.04% for the nine months ended September 30, 2000. For the three months ended September 30, 2000, net interest income increased 4.1% to $23.2 million versus $22.3 million for the three months of 1999. Net interest margin for the three months ended September 30, 2000 decreased from 4.16% to 3.90% versus the same period in 1999. The decrease in net interest margin was created by additional interest expense associated with the Company's issuance of Junior Subordinated Debentures in June 1999 and increased FHLB borrowings.

Provisions for Loan Losses

    The provision for loan losses for the nine months ended September 30, 2000, was $2.7 million, compared to $3.7 million for the comparable 1999 period. For the three months ended September 30, 2000, the provision for loan losses was $1.0 million compared to $1.1 million for the third quarter of 1999. The allowance represented 1.35% and 1.22% of total loans as of September 30, 2000 and September 30, 1999, respectively. The Company monitors its reserve for loan losses to total loans ratio on a monthly basis in order to maintain a ratio within internally defined guidelines of 1.15% to 1.65%.

Other Income

    Other income for the nine months ended September 30, 2000 was $21.1 million, an increase of $.6 million, or 3%, over the same period last year. Other income for the third quarter of 2000 was $5.0 million, a decrease of $2.8 million, or 36.1%, over the same quarter of 1999. The decrease in other income for the third quarter of 2000 resulted mainly from a loss of $2.1 million from restructuring the investment security portfolio.

Other Expense

    Other expense for the nine months ended September 30, 2000 was $74.1 million, an increase of $18.5 million, or 33.4%, over the same period last year. For the third quarter of 2000, other expense was $21.7 million, an increase of $2.2 million, or 11.0% over the comparable quarter in 1999. This increase was due to the consolidation/repositioning/pooling expenses, increased salaries and benefits expenses, depreciation expense and other non-interest expenses. The Company's overall efficiency ratio declined during the first nine months of 2000 to 74.5% compared to 62.6% for the first nine months in 1999, primarily due to consolidation/repositioning/pooling expenses.

Income Tax Expense

    Income tax expense for the nine months ended September 30, 2000 and 1999 was $5.9 million and $9.4 million, respectively. The effective tax rates for those periods were 39.0% and 35.1%, respectively. The effective tax rate for 2000 was higher due to the one-time pooling costs, which were mainly non-deductible for tax purposes. Income tax expense for the three months ended September 30, 2000 and 1999 was $1.9 million and $3.2 million, respectively. The effective tax rates for those periods were 34.9% and 33.9%, respectively.

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

    The following table indicates that, at September 30, 2000, in the event of a sudden and sustained increase in prevailing market rates, the Companies net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual
200 basis point rise	$91,612,000	$(3,535,000)	-3.7%
100 basis point rise	93,579,000	(1,568,000)	-1.6%
Base Rate Scenario	95,147,000	—	—
100 basis point decline	95,698,000	551,000	0.6%
200 basis point decline	93,929,000	(1,218,000)	-1.3%

YEAR 2000

    The Company experienced no significant difficulties or problems in relation to the Year 2000. While the Company does not expect to encounter any difficulties or problems in the future, the Company has a contingency plan in place to deal with the Year 2000.

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Parade of Toys —

    Gold Bank (formerly Exchange National Bank) was one of several named defendants in a number of lawsuits brought on behalf of persons who purchased distributorships from an entity known as Parade of Toys. Gold Bank has reached an agreement to settle all claims pending against it. The Bank will pay $62.5 thousand. In return, the 263 plaintiffs who sued the Bank in state court in Johnson County, Kansas will dismiss their claims with prejudice and will release the Bank from any liability relating to Parade of Toys.

    The settlement agreement is in the process of being documented.

Regional Holding Company —

    In June 2000, Gold Banc Corporation, Inc. ("the Company") commenced an arbitration proceeding before the American Arbitration Association against Brad D. Ives, David W. Murrill and Robert E. McGannon ("Respondents") relating to the Company's acquisition of Regional Holding Company, Inc. ("Regional Holding"). The Company purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999 for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the "Stock Purchase Agreement"), between the Company, Regional Holding and the Respondents.

    The Company has asserted a contractual claim against Respondents for breach of their representations and warranties. The Company has prayed for damages in the amount of $6.5 million and for its attorney's fees, costs and other expenses incurred in the arbitration proceeding. Respondents have answered the Company's claim and have denied that the Company is entitled to any of the relief requested.

    In addition, each Respondent has asserted a counterclaim against the Company for breach of certain Non-Negotiable Promissory Notes (collectively the "Notes"), as amended, that were issued to each Respondent as part of the purchase price in the Regional Holding acquisition. The Notes totaled $4.08 million. The Respondents claim they have made a demand for payment and that such payment has not been made in accordance with the terms of the respective Notes. The Respondents have prayed for repayment of the entire principal balance of the Notes, plus accrued interest on the Notes, plus all attorney's fees, costs and expenses incurred in asserting their claims. Respondents are also seeking a declaratory judgment that the Company is not entitled to set-off its claim against the Notes and that payments under the Notes are due immediately, or in the alternative, that payments due under the Notes should be paid into an escrow account pending resolution of the claims. In October 2000, the three member Arbitration Panel ruled that the issues of Respondents' counterclaim relating to the propriety of set-off against and payment under the Notes would be heard at the same time as the Company's claims against Respondents.

    In the arbitration proceeding, Respondents also asserted a counterclaim for fraud against the Company making unspecified claims that the Company failed to disclose material information and made misrepresentations in connection with the issuance of the Notes as amended in December 1999. The Respondents have prayed for compensatory monetary damages and punitive damages with respect to the fraud claim. The Company denies Respondents' fraud claim, and asserts affirmative defenses.

    In September 2000, Respondents asserted a similar fraud claim in a Petition against Gold Banc Mortgage, Inc. ("GBM"), Jerry Bengtson (President of GBM) and Michael Gullion (CEO of the Company) in the Circuit Court of Jackson County, Missouri. Respondents claim that the defendants in that case misrepresented or did not disclose the intention of the Company at the time of amendments to the Notes and certain employment agreements with Respondents ("Employment Agreements") in December 1999. Respondents claim that the Company at that time intended to set-off claims of the Company against the Company's obligations under the amended Notes, but misrepresented or failed to disclose this intention. Respondents seek damages in an unspecified amount in excess of $25 thousand. Respondents' Petition also seeks a declaratory judgment that the placing of Respondent McGannon on administrative leave during the course of the arbitration constituted a constructive termination entitling McGannon to certain rights under his employment agreement. Defendants GBM, Bengston and Gullion have answered the Petition, denying Respondents' claims, and asserting affirmative defenses. Concerning the claim for declaratory judgment by Respondent McGannon, defendants also contend that the claim is moot in that McGannon has subsequently been terminated, and no justiciable dispute therefore remains concerning his entitlement to rights under the employment agreement upon termination.

    The Company has also given Respondents a notice invoking an alternative dispute resolution procedure ("ADR Procedure") specified in Section 2.3 of the Stock Purchase Agreement. The ADR Procedure provides a mechanism for resolving disputes over the application of generally accepted accounting principals to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. The Company has demanded that the Respondents join in submitting the accounting dispute to Ernst & Young LLP, in accordance with the terms of ADR Procedures specified in the Stock Purchase Agreement. Respondents have refused to join with the Company in submitting the dispute to Ernst & Young and are seeking in the arbitration proceeding described above, a declaratory judgment that the company failed to proceed timely under ADR Procedures of the Stock Purchase Agreement.

    The Company believes that its claims and defenses in these matters are strong and that Respondents' claims and defenses are without merit. However, neither the Company nor its counsel can predict with certainty the likely outcome of the proceedings. In June 2000, Gold Banc Corporation, Inc. ("the Company") has commenced an arbitration proceeding before the American Arbitration Association against Brad D. Ives, David W. Murrill and Robert E. McGannon ("Respondents") relating to the Company's acquisition of Regional Holding Company, Inc ("Regional Holding"). The Company purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999 for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the "Stock Purchase Agreement"), between the Company, Regional Holding and the Respondents.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    None

ITEM 5:  OTHER INFORMATION

    None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K
	27.	Financial Data Schedule
(b)	REPORTS ON FORM 8-K
The Company filed the following one Current Report on Form 8-K during the third quarter of 2000:
(1) Form 8-K filed on September 22, 2000, reporting under Item 5

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD BANC CORPORATION, INC.
Date:	November 13, 2000	By:	/s/ DAVID PHILLIPS
David Phillips Principal Accounting Officer

(Authorized officer and principal financial officer of the registrant)

QuickLinks

INDEX TO 10-Q
PART I FINANCIAL INFORMATION
Consolidated Balance Sheets at September 30 2000 and December 31 1999
Consolidated Statements of Earnings - Nine months ended September 30 2000 and September 30 1999
Consolidated Statements of Earnings - Three months ended September 30 2000 and September 30 1999
Consolidated Statements of Cash Flows - Nine months ended September 30 2000 and September 30 1999
Notes to Consolidated Financial Statements
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3: DEFAULTS UPON SENIOR SECURITIES
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES