Form 10-K
period 2000-12-31
GOLD BANC CORP INC
filed 2001-03-28
CIK 1015610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

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
Title of Each Class
Common Stock, $1.00 par value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock, par value $1.00 per share, of the registrant held by nonaffiliates of the registrant 36,684,248 shares as of March 23, 2001 was $252,204,205, based on a closing sale price of $6.875.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Common Stock, $1.00 par value, outstanding as of March 23, 2001: 36,684,248 Shares

ITEM 1.  BUSINESS

THE COMPANY AND SUBSIDIARIES

Gold Banc Corporation, Inc.

    Gold Banc Corporation, Inc., a Kansas corporation (the "Company"), organized in 1986 as a multi-bank holding company. The Company is registered under the Bank Holding Company Act of 1956, as amended, and subject to regulation by the Board of Governors of the Federal Reserve System. Effective June 15, 2000, the Company received regulatory approval and elected to become a Financial Holding Company pursuant to the Gramm-Leach-Bliley Act, which became law on November 12, 1999. This new law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by substantially revising and expanding the Bank Holding Company Act framework.

    The Company is now engaged in a full range of financial activities through a new entity known as a financial holding company. "Financial Activities" are broadly defined to include not only banking, insurance and securities activities, but also merchant banking, investment advisory and additional activities that the Federal Reserve Board, in concert with the Secretary of the Treasury, determines to be financial in nature, or complimentary thereto. As a financial holding company, the Company is now eligible to engage in a significantly broader range of financial activities.

    The Company, with its principal office located in Leawood, Kansas owns all of the outstanding stock of three commercial banks and one federal savings bank with 61 offices in 41 communities domiciled in Kansas, Missouri, Oklahoma and Florida. The financial institutions are Gold Bank, Leawood, Kansas; Gold Bank, Edmond, Oklahoma, American Bank, Bradenton, Florida; and Provident Bank f.s.b., St. Joseph, Missouri ("the Banks") with total assets as of December 31, 2000 of $1,259.8 million, $870.0 million, $491.9 million and $86.4 million, respectively.

    The Company also owns five non-bank financial subsidiaries ("Financial Subsidiaries"). These Financial Subsidiaries provide securities brokerage, investment management, trust, insurance agency, data processing and information technology services. Since December 1978, the Company has grown internally and through acquisitions from a one bank holding company with $2.9 million in total assets to a financial services holding company offering diversified financial services with total assets as of December 31, 2000 of $2.7 billion. The Company's principal executive offices are located at 11301 Nall Avenue, Leawood, Kansas 66211, telephone number (913) 451-8050.

    During 2000, the Company (a) consummated the acquisition of three bank holding companies; (b) conducted an internal consolidation that merged nine of its Kansas banks into a single Kansas bank ("Gold Bank-Kansas"); (c) conducted an internal consolidation that merged three of its Oklahoma banks and one Kansas bank into a single Oklahoma bank ("Gold Bank-Oklahoma"); and (d) created a financial services subsidiary named Gold Financial Services, Inc. The Company also completed a corporate reorganization of its non-bank subsidiaries by transferring Gold Trust Company, Gold Capital Management, Inc. and Gold Insurance Agency under the new financial services subsidiary, and created two additional new subsidiaries, Gold Merchant Banc, Inc. and Gold Investment Advisors, Inc. to conduct additional financial services activities. The composition of the Company's banks and non-bank financial service affiliates is discussed below.

The Subsidiary Banks

    Gold Bank-Kansas.  Gold Bank-Kansas currently is a Kansas state bank that has 27 banking offices located throughout the state of Kansas and one location in Kansas City, Missouri. Gold Bank-Kansas is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Gold Bank-Kansas' loan portfolio consists primarily of commercial, real estate and agricultural loans. Gold Bank-Kansas's loan portfolio currently consists primarily of commercial real estate, personal and agricultural loans. As of December 31, 2000, Gold Bank-Kansas had total assets of approximately $1,259.8 million.

    Gold Bank-Oklahoma.  Gold Bank-Oklahoma is an Oklahoma state bank that has 20 banking offices located in western and central Oklahoma, one western Kansas location with headquarters in Edmond, a suburb of Oklahoma City. Gold Bank-Oklahoma is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Gold Bank-Oklahoma's loan portfolio consists primarily of commercial, real estate and agricultural loans. As of December 31, 2000, Gold Bank-Oklahoma had total assets of approximately $870 million.

    American Bank, Bradenton, Florida ("American Bank").  American Bank is a Florida state bank that has nine banking offices located in Bradenton, Florida and five other surrounding communities. The Company acquired American Bank on March 20, 2000. American Bank is a full service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. American Bank's loan portfolio consists primarily of commercial, real estate, personal and agricultural loans. As of December 31, 2000, American Bank had total assets of approximately $491.9 million.

    Provident Bank f.s.b. ("Provident Bank").  Provident Bank is a federal savings bank with two banking offices located in St. Joseph, Missouri. Provident Bank was acquired by the Company on March 14, 1994. Provident Bank is a full service savings bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. As of December 31, 2000, Provident Bank had total assets of approximately $86.4 million.

The Financial Services Subsidiaries

    Gold Financial Services, Inc. ("Gold Financial") is a newly created, wholly-owned subsidiary of the Company to serve as the division for the financial holding company activities of insurance, trust, brokerage, investment advisory services and merchant banking.

    Gold Capital Management, Inc. formerly Midwest Capital Management, Inc. ("Gold Capital"). Gold Capital is a securities broker-dealer and investment advisor that is registered with the National Association of Securities Dealers (the "NASD"). Gold Capital's customers consist primarily of financial institutions located throughout the United States, with a concentration in the midwestern section of the United States. Gold Capital manages a wide variety of stock, bond and money market portfolios for clients that currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa. Gold Capital also provides its services to trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Gold Capital, headquartered in Overland Park, Kansas, is a wholly owned subsidiary of Gold Financial, that was acquired by the Company in January 1998.

    Gold Trust Company, formerly The Trust Company ("Trust Company").  Trust Company, which was acquired by the Company in December 1998, is a wholly-owned subsidiary of Gold Financial. Trust Company is a Missouri trust company that has its headquarters in St. Joseph, Missouri. Trust Company also provides trust services at each Gold Bank-Kansas affiliate location. As of December 31, 2000, Trust Company had approximately $239 million in discretionary trust assets under management and approximately $134 million in non-discretionary trust assets under administration. Trust Company took action to change its name to Gold Trust Company, effective March 15, 2001.

    Gold Insurance Agency, Inc. formerly Gold Banc Financial Services, Inc. ("Gold Insurance"). Gold Insurance is a Kansas insurance agency, which sells a full line of insurance products, including life insurance, annuities, property and casualty insurance, disability insurance and credit life insurance. Gold Insurance was previously a subsidiary of Gold Bank but as of December 28, 2000 was transferred and is a wholly owned subsidiary of Gold Financial.

    CompuNet Engineering, Inc. ("CompuNet").  CompuNet, which was acquired by the Company in March 1999, provides information technology, e-commerce services and networking solutions for banks and other businesses, including the design and implementation of local and wide area networks. CompuNet is a wholly owned subsidiary of the Company with its headquarters in Lenexa, Kansas. CompuNet intends to move its operations to Overland Park, Kansas during the first quarter 2001.

    Gold Banc Mortgage, Inc. ("Gold Banc Mortgage").  Gold Banc Mortgage is a residential mortgage banking company with its headquarters in Overland Park, Kansas. Gold Banc Mortgage was formerly named Regional Investment Company, which was acquired by the Company in August 1999, and then contributed to Gold Bank-Kansas on December 16, 1999. At December 28, 2000, Gold Banc Mortgage was transferred to Gold Banc. On October 10, 2000, Gold Banc initiated a corporate reorganization and announced plans to cease its mortgage banking activities through this subsidiary and the 17 states in which it was doing business.

Mergers, Acquisitions and Consolidations During 2000

    Kansas Bank Consolidation.  On January 5, 2000, the Company consolidated eight subsidiary banks located in the State of Kansas into a single bank operating on a state-wide basis. Citizens State Bank, Seneca, Kansas, Farmers National Bank, Oberlin, Kansas, Farmers State Bank, Sabetha, Kansas, First National Bank in Alma, Kansas, Peoples State Bank, Clay Center, Kansas, Peoples Bank, Colby, Kansas, and First State Bank & Trust, Pittsburg, Kansas, were merged with and into Gold Bank to form Gold Bank-Kansas, with its principal office located in Leawood, Kansas.

    CountryBanc Holding Company ("CountryBanc").  On March 2, 2000, the Company acquired CountryBanc, a multi-bank holding company that operated two Oklahoma state banks, Peoples First Bank, Hennessey, Oklahoma, and American Heritage Bank, El Reno, Oklahoma, and one Kansas state bank, Peoples First Bank, Elkhart, Kansas, with a combined total of 21 banking offices in central and western Oklahoma and southern Kansas. As of December 31, 1999, CountryBanc had total assets of approximately $560 million. The Company issued 9,540,000 shares in connection with the acquisition of CountryBanc using the pooling method.

    First Business Bancshares of Kansas City, Inc ("First Business Bancshares").  On March 6, 2000, the Company acquired First Business Bancshares, a one bank holding company that owned First Business Bank of Kansas City, N.A. ("First Business Bank"), a national banking association with one banking office in Kansas City, Missouri. Concurrently with the acquisition of First Business Bancshares, First Business Bank was merged with and into Gold Bank-Kansas. As of December 31, 1999, First Business Bancshares had total assets of approximately $124 million. The Company issued 1,552,000 shares in connection with the acquisition of First Business Bancshares using the pooling method.

    American Bancshares, Inc. ("American Bancshares").  On March 20, 2000, the Company acquired American Bancshares, a one-bank holding company that operated a Florida state bank with ten banking offices located in western Florida. As of December 31, 1999, American Bancshares had total assets of approximately $460 million. The Company issued 8,319,000 shares in connection with the acquisition of American Bancshares using the pooling method.

    Linn County Bank Combination.  On March 23, 2000, the Company merged its Kansas subsidiary bank, Linn County Bank ("Linn Bank"), with Gold Bank-Kansas. Linn Bank was designated as the surviving bank, but concurrently changed its name to "Gold Bank." As of December 31, 1999, Linn Bank had total assets of approximately $61 million.

    Oklahoma Bank Consolidations.  On June 14, 2000, the Company merged its subsidiary Peoples First Bank, Elkhart, Kansas into its subsidiary Peoples First Bank, Hennessey, Oklahoma. On November 10, 2000, the Company consolidated its three banks located in the State of Oklahoma, Peoples First Bank, Hennessey, Oklahoma, Citizens Bank of Tulsa and American Heritage Bank of El Reno, Oklahoma, into a single Oklahoma state bank, and changed the name of the surviving bank to "Gold Bank."

    Financial Services Reorganization.  On December 28, 2000, the Company reorganized its non-bank financial services subsidiaries into a separate division under Gold Financial Services, Inc. ("Gold Financial"), a newly-created, first-tier subsidiary. The Company contributed to Gold Financial three existing subsidiaries: (a) The Trust Company, a Missouri trust company, which concurrently changed its name to "Gold Trust Company," (b) Midwest Capital Management, Inc., a broker-dealer, which concurrently changed its name to "Gold Capital Management, Inc." and (c) Gold Banc Financial Services, Inc., a Kansas insurance agency, which concurrently changed its name to "Gold Insurance Agency, Inc." Pursuant to the financial services reorganization, the Company formed, as subsidiaries of Gold Financial, Gold Merchant Banc, Inc., a merchant banking company and Gold Investment Advisors, Inc., an investment advisor company. As a result of this reorganization, all five of these financial services companies operate as a direct subsidiary of Gold Financial (and second-tier subsidiaries of the Company).

BUSINESS

Community Banking Strategy

    The Company serves the needs and caters to the economic strengths of the metropolitan and county seat centers where the Banks are located. Through the Banks and their employees, the Company strives to provide a high level of personal and professional customer service focusing on commercial banking and assets and wealth management in a community bank setting. Employee participation in community affairs is encouraged in order to build long term banking relationships with established businesses and individual customers in these market areas.

    The Company has applied its community banking strategy to the affluent communities in the rapidly developing Johnson County suburbs southwest of Kansas City and the growing Tulsa and Oklahoma City, Oklahoma market areas and will implement the strategy in the higher growth market areas served by the banks acquired during 2000 particularly, in the Oklahoma City, Oklahoma and Bradenton, Florida markets. The Company believes the recent wave of regional bank acquisitions of local banks in those communities and metropolitan areas, and the subsequent conversion of some of those acquired banks to branch locations, has alienated the customers of those locations. This has created an opportunity for the Company to attract and retain as loan customers those owner operated businesses that require flexibility and responsiveness in lending decisions and desire a more personal banking relationship. The Company believes that it has been able to meet these customers' expectations without compromising credit standards. The success of this strategy is reflected in the Company's growth and ability to attract significant levels of non-interest bearing deposits in the suburban communities of Leawood and Shawnee, Kansas and in markets like Tulsa and Oklahoma City, Oklahoma and Bradenton, Florida.

Operating Strategy

    The Company's operating strategy is to provide in each of its markets a focused range of financial products and services to small and medium sized businesses and to consumers. The Company emphasizes personal relationships with customers, involvement in local community activities and responsive lending decisions. The Company strives to maintain responsive community banking offices with local decision makers, allowing senior management at each banking location, within certain limitations, to make its own credit and pricing decisions and retaining at each Bank a local identity.

The Company's goals include long term customer relationships, a high quality of service and responsiveness to specific customer needs. The principal elements of the Company's operating strategy are:

    Emphasize Personalized Customer Service and Community Involvement.  The Company believes that, in most of its market areas, customer loyalty and service are the most important competitive factors. The primary goal is to provide exceptional service in what the customer wants and turning the Gold Banc relationship into "More Than Money"™. The Gold Banc focus is to provide commercial banking and wealth management in such a manner to be the "Financial Services Company of Choice." The Banks' management and other employees participate actively in a wide variety of community activities and organizations in order to develop and maintain customer relationships. The Banks seek to retain and recruit the best available banking talent to deliver the quality of personal banking services required to meet customer expectations and to permit the Company to meet its goals for long term profitable growth.

    Capitalize on Changing Market Conditions.  The Company's management continually monitors economic developments in its market areas in order to tailor its operations to the evolving strengths and needs of the local communities. For example, Gold Bank of Kansas has opened service locations in the high growth areas of the Kansas City area to fill the void of community banks that management believes has been created by the recent transaction activity of regional banking institutions. Gold Bank-Oklahoma is presently opening a facility in northwestern Oklahoma City in a high growth area. Florida's market area is a strong market for commercial banking and wealth management services.

    Centralize and Streamline Operations to Achieve Economies.  In order to minimize duplication of functions, the Company has centralized certain management and administrative functions, including data processing, human resources, internal audit, loan review and regulatory administration. These initiatives can be demonstrated through (a) the consolidation of both the Kansas and Oklahoma banking charters effective January 5, 2000 and November 10, 2000, respectively, (b) the ongoing centralization of operations at the Overland Park location of the technology center and Gold Capital, and (c) a Company-wide scheduled conversion to a common data processing platform during the 2nd and 3rd quarters of 2001. Such centralization will reduce operating expenses and enable Bank personnel to focus on customer service and community involvement. The Company believes it has the personnel necessary to make implementation of these operating efficiencies possible. The Company also provides overall direction in areas of budgets, asset/liability and investment portfolio management.

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

    The Company's expansion activity also has allowed it to diversify its loan portfolio. Further, due to heavy residential and small business development, the loan demand in the suburban Johnson County communities, as well as in southeastern Tulsa, Oklahoma, Oklahoma City, Oklahoma and Bradenton/Sarasota, Florida, is greater than that experienced in the Company's rural market areas.

Lending Activities

    General.  The Company strives to provide in each market area it serves a full range of financial products and services to small and medium sized businesses and to consumers. The Company targets owner operated businesses and emphasizes the use of Small Business Administration and Farm Services Administration lending. The Banks participate in credits originated within the organization but generally do not participate in loans from non-affiliated lenders. Each Bank has an established loan committee which has authority to approve credits, within established guidelines. Concentrations in excess of those guidelines must be approved by an executive loan committee comprised of the Chief Executive Officer and a Vice President of the Company and the local Bank's president and senior lending officer. When lending to an entity, the Company generally obtains a guaranty from the principals of the entity. The loan mix within the individual Banks is subject to the discretion of the Bank's board of directors and the demands of the local marketplace.

    Residential loans are priced consistently with the secondary market, and commercial and consumer loans generally are issued at or above the prime rate. The Company has no potential negative amortization loans. The following is a brief description of each major category of the Company's lending activity.

    Real Estate Lending.  Commercial, residential and agricultural real estate loans represent the largest class of loans of the Company. As of December 31, 2000, real estate and real estate construction loans totaled $903.2 million and $188.1 million, respectively or 46.4% and 9.67% of all loans, respectively. Commercial loans at December 31, 2000 made up approximately 22.1% of loans, followed by one to four family residential 19.2%, and agricultural 5.1%. Generally, residential loans are written on a variable rate basis with adjustment periods of five years or less and amortized over either 15 or 30 years. The Company retains in its portfolio some adjustable rate mortgages having an adjustment period of five years or less. Agricultural and commercial real estate loans are amortized over 15 or 20 years. The Company also generates long term fixed rate residential real estate loans which it sells in the secondary market. The Company takes a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower's ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Company will retain non-conforming residential loans to known customers at premium pricing.

    Commercial Lending.  Loans in this category principally include loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. As of December 31, 2000, commercial loans represented the second largest class of loans at $535.3 million, or 27.5% of total loans. The Company targets owner operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as the accounts receivable, inventory and equipment of the borrower. Accounts receivable loans and loans for inventory purchases are generally of a one year renewable term and those for equipment generally have a term of seven years or less. The Company generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are limited to 50% of the value of the inventory, and accounts receivable loans are limited to 75% of a predetermined eligible base. Each of the Banks is approved to make loans under the Small Business Administration program.

    Consumer and Other Lending.  Loans classified as consumer and other loans include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. The Company generally takes a purchase money security interest in goods for which it provides the original financing. The terms of the loans range from one to five years, depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 2000, consumer and other loans amounted to $116.9 million, or 6.0% of total loans. The Company implemented a credit card program in late 1994 and targeted the Banks' existing customer base as potential consumers. As of December 31, 2000, the Company had issued 5,300 cards having an aggregate outstanding balance of $3.3 million. The Company has not marketed credit cards other than to existing customers.

    Agricultural Lending.  The Company provides short term credit for operating loans and intermediate term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $202.7 million as of December 31, 2000, or 10.42% of total loans. Farm product loans have generally a one year term and machinery and equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the ability to repay, as well as the existence of federal guarantees and crop insurance coverage. Farm Credit Services guarantees are pursued wherever possible. Gold Bank holds a "Preferred Lender Status" from the Farm Credit Services, a guarantee program similar to the Small Business Administration, that minimizes the credit exposure of the Banks through partial transfer of the credit risk to the federal government. Preferred Lender Status expedites the processing of loan applications. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are limited to 75% of appraised value.

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

Mortgage Banking Operations

    The Company, through Gold Bank-Kansas, Gold Bank-Oklahoma, American Bank, Gold Banc Mortgage and Provident Bank, is engaged in the production of residential mortgages.

    Gold Banc Mortgage.  Gold Banc Mortgage is a full service mortgage origination company. Its primary business involves the origination of residential mortgage loans through the Company's community banking locations. Effective October 10, 2000, the Company announced that they would terminate the mortgage banking operations performed by Gold Banc Mortgage. Each of the banks, however, will continue to originate residential mortgage loans in their respective market areas, and will generally be sold servicing-released. Income is generated from origination fees and gain on sale of loans.

    Provident Bank.  Provident Bank is a federally-chartered savings bank. It originates residential mortgage loans primarily in Buchanan County, Missouri. Over 95% of its loans are sold servicing-released. All residential mortgage loans are sold on an individual basis and are locked with the investor promptly upon origination. Historically, loans were sold to three or four primary investors, and origination, processing, underwriting, closing and shipping functions were performed by Provident Bank.

    Residential loan business is generated primarily through networking with and referrals from real estate brokers, builders, developers and prior customers.

Brokerage Services

    The Company provides securities brokerage and investment management services through Gold Capital, a wholly owned subsidiary, which operates as a broker dealer in securities. Customers consist primarily of financial institutions located throughout the United States, with concentrations in the Midwestern section of the United States. Gold Capital manages a wide variety of stock, bond and money market portfolios for clients which currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa, as well as trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Gold Capital is registered with the National Association of Securities Dealers as a broker/ dealer and investment advisor.

Trust Services

    The Company provides trust services, primarily to individuals, corporations and employee benefit plans, through Gold Trust Company, a Missouri chartered trust company and wholly-owned non-bank subsidiary.

Merchant Banking

    The Company engages in merchant banking activities, as authorized for financial holding companies, through Gold Merchant Banc, Inc., a Kansas corporation and a wholly-owned non-bank subsidiary.

Investment Advisory Services

    The Company plans to provide investment advisory services through Gold Investment Advisors, Inc., a Kansas corporation and a wholly-owned non-bank subsidiary, which is in the process of hiring staff and obtaining proper licensing.

Technology and E-Commerce Services

    The Company provides technology and e-commerce services through CompuNet Engineering and the Gold Bank Technology Center. The Technology Center provides consolidated core and backoffice processing, including the electronic storage of checks and statements and the preparation of imaged statements, for the Kansas and Missouri banks, on-line banking support, a Call Center currently serving the Kansas City metropolitan area, internet access and electronic mail, as well as the gateway for all intra-company electronic communications, twenty-four hour, seven-day-a-week telephone banking and an internet firewall for the Gold Banc wide area network. CompuNet designs and implements scaleable local and wide area networking solutions utilizing the products of Microsoft, Novell, Cisco and Citrix, among others, for Gold Banc as well as other bank and non-bank clients, providing network and PC service support on a twenty-four hour per day, seven-day-per-week basis. Additional services provided by CompuNet include the design and implementation of voice-over IP (internet) solutions and consulting design and implementation of wireless networking solutions.

Insurance Services

    The Company also provides insurance agency services through Gold Insurance, a wholly owned subsidiary. Insurance products provide an opportunity to strengthen and develop relationships with customers, and furthers the Company's objective of becoming a complete financial services provider.

Investment Portfolio

    The Banks' investment portfolio is used to meet the Banks' liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high quality investment portfolio oriented toward U.S. government and U.S. government agency securities. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments and a modest amount of investment grade obligations of state and political subdivisions. In managing its interest rate exposure, the Company also invests in mortgage backed securities and collateralized mortgage obligations. Federal funds sold and certificates of deposit are additional investments that are not classified as investment securities. Investment securities were $525.9 million, or 19.4% of total assets, at December 31, 2000.

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

Competition

    The deregulation of the banking industry, the widespread enactment of state laws permitting multi-bank holding companies, and the availability of nationwide interstate banking has created a highly competitive environment for financial services providers, particularly for institutions in suburban areas, such as Gold Bank's Shawnee and Leawood locations, Gold Bank of Oklahoma's Tulsa and Oklahoma City locations and American Bank's Bradenton/Sarasota locations. These locations compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Some of these competitors have substantially greater resources and lending limits and may offer certain services that these locations do not currently provide. In addition, some of the non-bank competitors are not subject to the same extensive federal regulations that govern these locations.

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

Executive Officers of the Company

    The executive officers of the Company are as set forth below.

Name	Age	Principal Occupation and Five Year Employment History
Michael W. Gullion	46	Mr. Gullion has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception and served as the Company's President until February 10, 1999.

Malcolm M. Aslin	53
		Mr. Aslin was appointed to the Board of Directors on February 11, 1999. He has served as President and Chief Operating Officer of the Company since February 10, 1999. From October 1995 until February 10, 1999, Mr. Aslin served as (a) Chairman of the Board of Western National Bank and Unison Bancorporation, Inc. in Lenexa, Kansas and (b) Chairman and Managing Director of CompuNet Engineering, L.L.C., a Lenexa, Kansas computer service business the Company acquired in February 1999. From May 1994 until May 1995 Mr. Aslin served as President of Langley Optical Company, Inc., a wholesale optical laboratory located in Lenexa, Kansas. Prior to purchasing Langley Optical Company, Mr. Aslin spent more than 22 years in various positions with UMB Banks and United Missouri Financial Corporation, including President, Chief Operating Officer and Director of United Missouri Bancshares, Inc. and President and Director of UMB's Kansas City bank, United Missouri Bank of Kansas City, N.A.
Keith E. Bouchey	50
		Mr. Bouchey was elected to the Board of Directors of the Company on May 30, 1996. He served as the Executive Vice President, Chief Financial Officer and Corporate Secretary of the Company since joining the Company in November 1995 until July 7, 1999. He now serves as Executive Vice President and Corporate Secretary. Prior to joining the Company, Mr. Bouchey had been, since August 1977, a principal of GRA, Thompson, White & Company, P.C., a regional bank accounting and consulting firm, where he served on the executive committee and as the managing director of the firm's regulatory services practice.
Joseph F. Smith	52
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

John R. Price	44
		Mr. Price is Executive Vice President — Credit Administration for the Company. He has served as a Senior Vice President and Senior Commercial Loan Officer of the lead bank since November 1992. In his present capacity, he serves as a member of each subsidiary bank's loan committee and monitors all aspects of the Company's credit risk. Prior to joining the Company, Mr. Price was employed by the Farmers Home Administration Division of the United States Department of Agriculture, where he served as the Kansas State Director since November 1989.
Rick J. Tremblay	49
		Mr. Tremblay served as Senior Vice President and Chief Financial Officer since December 18, 2000 for the Company. He was previously a Vice President and Controller at UMB Financial Corporation and UMB, N.A., Kansas City, Missouri for almost four years. Mr. Tremblay was also employed as Vice President and Controller for Simmons First National Corporation and Simmons First National Bank of Pine Bluff, Arkansas for fourteen years.

Employees

    The Company maintains a corporate staff of 19 persons. At December 31, 2000, the Banks and non-bank subsidiaries had 908 full time equivalent employees. None of the employees of the Company, the Banks or the non-bank subsidiaries are covered by a collective bargaining agreement. The Company, the Banks and the non-bank subsidiaries believe their employee relations are good.

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

    Limitation on Acquisitions.  The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (a) taking any action that causes a bank to become a controlled subsidiary of the bank holding company, (b) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or holding company and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition, (c) the acquisition by a bank holding company or any non-bank subsidiary thereof of all or substantially all of the assets of a bank, or (d) a merger or consolidation with another bank holding company.

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

    As of November 11, 1999, the Federal Reserve Board, by regulation, has determined that, subject to expressed limitations, certain activities are permissible for bank holding companies and their subsidiaries and may be engaged in upon notice to the Federal Reserve Board without prior approval. These permissible activities include furnishing or providing services for the internal operations of the bank holding company and its subsidiaries, operating a safe deposit business, making and servicing loans, operating an industrial bank, performing certain trust company functions, acting as an investment or financial advisor in certain capacities, leasing certain real or personal property, making certain investments to promote community development, providing certain data processing services, performing certain insurance agency and underwriting functions, owning, controlling and operating a savings association, providing specified courier services, providing management consulting advice to nonaffiliated banks and non-bank depository institutions, selling certain money orders, United States savings bonds and traveler's checks, performing appraisals of real and personal property, arranging certain commercial real estate equity financing, providing securities brokerage services, underwriting and dealing in certain government obligations and money market instruments, providing foreign exchange advisory and transactional services, acting as a futures commission merchant, providing investment advice on financial futures and options on futures, providing consumer financial counseling, providing tax planning and preparation services, providing certain check guaranty services, operating a collection agency and operating a credit bureau.

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

    Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), bank subsidiaries of a bank holding company are liable for any loss incurred (or reasonably anticipated to be incurred) by the Bank Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company. Liability under such cross-guaranty would be junior to deposit liabilities and most secured obligations, but senior to obligations to shareholders and most obligations to affiliates. The FDIC has authority to prospectively waive the cross-guaranty provision. As of December 31, 2000, the Company had three bank subsidiaries (Gold Bank-Kansas, Gold Bank-Oklahoma and American Bank) and one federal savings bank subsidiary (Provident Bank).

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

    Activities of a Financial Holding Company.  Under the GLB Act, a bank holding company that elects to be a financial holding company may engage in a wider range of financial activities than a bank holding company that does not make such an election. Effective March 11, 2000, the GLB Act (a) terminates the restrictions of the Bank Holding Company Act that prohibit banks from affiliating with insurance companies, (b) terminates the restrictions of the Glass-Steagall Act that prohibit affiliates of banks from conducting certain securities underwriting activities, and (c) permits bank holding companies to conduct other activities that the Federal Reserve Board and the United States Department of Treasury ("Treasury") determine to be financial in nature or incidental to a financial activity or the Federal Reserve Board determines to be complementary to a financial activity. On December 19, 2000, the Federal Reserve Board promulgated a regulation permitting a financial holding company to act as a "finder," which is the activity of bringing together one or more buyers and sellers of any product or service for transactions that the parties themselves negotiate and consummate.

    To engage in the newly authorized financial activities, a bank holding company must elect to become a financial holding company. The bank holding company may make such an election by filing with the Federal Reserve Board (1) a declaration that the company elects to be a financial holding company to engage in Fed-approved financial activities or to acquire a company that engages in such activities, and (2) a certification, based upon the most recent regulatory examinations, that each of the bank holding company's insured depository institutions is well-capitalized and well-managed. Furthermore, each of the insured depository institutions must be rated "satisfactory" in its latest Community Reinvestment Act examination.

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

    A bank holding company that does not elect to become a financial holding company may remain a bank holding company. A bank holding company's regulatory requirements remain substantially the same, with two exceptions. First, the bank holding company and its subsidiaries will be subject to new customer privacy regulations, which will become effective on July 1, 2001. Second, a bank that engages in securities brokerage activities may be required, under certain circumstances, to move its securities brokerage activities to a subsidiary or non-bank affiliate that is a broker-dealer registered with the NASD.

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

    The Federal Reserve Board issued a regulation effective on October 1, 1998 which increases the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs"), non-mortgage servicing assets ("NMSAs") and purchased credit card relationships ("PCCRs") are included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 100% of Tier 1 capital and, to the further extent that PCCRs and NMSAs, in the aggregate, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital.

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

    Under the Federal Reserve Board's market risk rules, an institution with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. This regulation applies to any bank holding company (a) whose trading activity equals 10% or more of its total assets or (b) whose trading activity equals $1 billion or more. General market risk refers to changes in the market value of on-balance sheet assets and off-balance sheet items resulting from broad market movements. Specific risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. Under the Federal Reserve Board's rules, an institution must measure its general market risk using its internal risk measurement model to calculate a "value-at-risk" based capital charge. An institution must also measure its specific risk either through a valid internal model or by a so-called standardized approach. The standardized approach for the measurement of specific risk uses a risk-weighing process developed by the Federal Reserve Board which categorizes individual instruments and then assesses a fixed capital charge. Until September 1997, an institution that used an internal model to measure specific risk, rather than the standardized approach, was required to hold capital for specific risk at least equal to 50 percent of the specific risk charge calculated when using the standardized approach (the minimum specific risk charge). If that portion of an institution's "value-at-risk" capital charge which was attributable to specific risk did not equal the minimum specific risk charge, the institution was subject to additional charges to make up for such difference. In September 1997, the Federal Reserve Board has eliminated the use of the minimum specific risk charge and consequently, the need for a dual calculation if an institution uses its internal model to measure specific risk. Therefore, an institution using a valid internal model to measure specific risk may use the "value-at-risk" measures generated by its model without being required to compare the model-generated risk charge to the minimum specific risk charge as calculated under the standardized approach.

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

    On December 31, 2000, the Company was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, the Company had a Tier 1 leverage ratio of 7.16% (compared with a minimum requirement of 4%), a ratio of total capital to risk-weighted assets of 11.41% (compared with a minimum requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 8.92% (compared with a minimum requirement of 4%).

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

    Effective October 10, 1997, the Riegle-Neal Act prohibits any bank from establishing or acquiring a branch or branches outside its home state primarily for the purpose of deposit production. An interstate branch must reasonably help meet the credit needs of the communities served as determined by a loan-to-deposit ratio screen. The FDIC and other banking agencies, under the final rule, will determine a bank's total loan-to-deposit ratio for all branches opened in a particular state one year or more after the bank has established an interstate branch. If the ratio is less than 50 percent of the average loan-to-deposit ratio for all banks headquartered in that state, the banking regulators will try to determine whether the branches are making a "reasonable" effort to meet the needs of the community served in that state by using six mitigating factors. The agencies may impose sanctions on institutions found not to meet the community credit needs. The regulators may require the bank to close branches in the state where it has a low loan-to deposit ratio, and may prohibit the bank from opening any new branches unless the institution assures the agencies that it will attempt to meet those credit needs.

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

Regulation Applicable to the Banks

    General.  As a Kansas state member bank, Gold Bank-Kansas is subject to regulation and examination primarily by the Kansas State Bank Commissioner and the Federal Reserve Board, and is also regulated by the FDIC. As an Oklahoma state member bank, Gold Bank-Oklahoma is subject to regulation and examination primarily by the Oklahoma State Banking Department and the Federal Reserve Board, and are also regulated by the FDIC. As a Florida state non-member bank, American Bank is subject to regulation and examination primarily by the Florida Department of Banking and Finance and the FDIC. As a federal savings bank, Provident Bank is subject to the regulation and examination primarily by the OTS, and is also regulated by the FDIC. Regulation by these agencies is designed to protect bank depositors rather than our shareholders. Each of the Federal Reserve Board, the FDIC and the OTS has the authority to issue cease and desist orders if it determines that activities of any of our subsidiary Banks represents unsafe and unsound banking practices or violations of law. In addition, the Federal Reserve Board, the FDIC and the OTS are empowered to impose substantial civil money penalties for violations of banking statutes and regulations.

    Regulatory Capital Requirements.  The Federal Reserve Board, the FDIC, and the OTS have adopted minimum capital requirements applicable to state member banks, state non-member banks, and federal savings banks, respectively, which are substantially similar to the capital adequacy guidelines established by the Federal Reserve Board for bank holding companies. There are, however, technical differences in the methodologies used to calculate the capital ratios.

    On December 31, 2000, each of the Banks was in compliance with its federal banking agency's minimum capital requirements. The capital ratios of each of the Banks as of December 31, 2000 is shown on the chart below.

Subsidiary Bank	Tier I Leverage Ratio	Tier I Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
Gold Bank-Kansas	8.18%	10.67%	11.80%
Gold Bank-Oklahoma	7.47%	9.69%	10.94%
American Bank	7.80%	10.74%	11.99%
Provident Bank	9.35%	14.30%	15.56%

    Classification of Banks.  Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under regulations promulgated by the Federal Reserve Board, the FDIC, and the OTS, a bank or savings bank is deemed to be (a) "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio), (b) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), (c) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), (d) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (e) "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%. Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under Federal Reserve Board regulations Gold Bank-Kansas and Gold Bank-Oklahoma were well-capitalized institutions as of December 31, 2000. Under FDIC regulations, American Bank was a well-capitalized institution as of December 31, 2000. Under OTS regulations, Provident Bank was a well-capitalized institution as of December 31, 2000.

    Federal banking laws provide that if an insured depository institution receives a less than satisfactory examination rating for asset quality, management, earnings, liquidity or interest rate sensitivity, the examining agency may deem such financial institution to be engaging in an unsafe or unsound practice. The potential consequences of being found to have engaged in an unsafe or unsound practice are significant, because the appropriate federal regulatory agency may: (a) if the financial institution is well-capitalized, reclassify the financial institution as adequately capitalized; (b) if the financial institution is adequately capitalized, take any of the prompt corrective actions authorized for undercapitalized financial institutions and impose restrictions on capital distributions and management fees; and (c) if the financial institution is undercapitalized, take any of the prompt corrective actions authorized for significantly undercapitalized financial institutions.

    Deposit Insurance and Assessments.  The deposits of the Company's subsidiary banks are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. The deposits of the Company's subsidiary federal savings bank and certain deposits of Gold Bank-Kansas are insured by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under federal banking regulations, the Banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates range from zero (0) cents to 27 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase the reserve ratio of the BIF and the SAIF. There is no cap on the annual assessment rate which the FDIC may impose.

    In addition to any assessments that may be imposed by the FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by the Financing Corporation on SAIF-assessable deposits and BIF-assessable deposits. Generally speaking, until December 31, 1999, the assessment rate imposed by Financing Corporation with respect to BIF-assessable deposits was at a rate equal to one-fifth (1/5) of the assessment rate for SAIF-assessable deposits. As of January 1, 2001, BIF-assessable deposits and SAIF-assessable deposits were assessed by Financing Corporation at the same rate of 1.96 basis points of assessable deposits. Consequently, the change in Financing Corporation's assessment rates has resulted in Financing Corporation increasing its annual assessment rate on Gold Bank-Kansas, Gold Bank-Oklahoma, American Bank, and decreasing its annual assessment rate on Provident Bank. As of March 20, 2001, Gold Bank-Kansas, Gold Bank-Oklahoma and American Bank only had BIF-assessable deposits and Provident Bank only had SAIF-assessable deposits.

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

    The maximum amount that a federal savings bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule, including loans fully secured by government securities and deposit accounts in the bank.

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

    Payment of Dividends.  Gold Bank-Kansas, as a Kansas state member bank, is subject to the dividend restrictions set by Kansas law and the Federal Reserve Board. Gold Bank-Oklahoma, as an Oklahoma state member bank, is subject to the dividend restrictions set by Oklahoma law and the Federal Reserve Board. American Bank, as a Florida state non-member bank, is subject to the dividend restrictions set by Florida law and the FDIC. Provident Bank, a federal savings bank, is subject to the dividend restrictions set by the OTS. Under the Federal Deposit Insurance Act, a FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. Florida, Kansas and Oklahoma banking law also prohibit the declaration of a dividend out of the capital and surplus of the bank. These laws and related regulations are not expected to have a material effect upon the current dividend policies of Gold Bank-Kansas, Gold Bank-Oklahoma, American Bank, and Provident Bank.

    Community Reinvestment Act.  On May 4, 1995, the Federal Reserve Board, the FDIC, the OTS and the OCC adopted regulations relating to the Community Reinvestment Act (the "CRA"). The purpose of the CRA regulations is to establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods, and to provide that the agencies' assessment shall be taken into account in reviewing certain applications. The regulations seek to emphasize an institution's performance rather than the process, to promote consistency in evaluation of institutions, and to eliminate unnecessary reporting burdens. The regulations replace the previous twelve assessment factors for large banks with three tests: (a) a lending test, (b) a service test, and (c) an investment test. While documentation requirements have been substantially reduced, the safe harbors from CRA protest have also been eliminated.

    The Federal Reserve Board, the FDIC, the OCC and the OTS have adopted regulations, effective April 1, 2001, that require public disclosure of written CRA agreements between any insured depository institution or its affiliates and any nongovernmental entity or person. The regulations require each insured depositary institution that is a party to any CRA agreement to provide initial and annual disclosures of such agreement to the appropriate federal banking agency.

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

    Each of the Banks is also authorized to invest in a service corporation that can offer the same services as the banking related services that bank holding companies are authorized to provide. However, regulatory approval must generally be obtained prior to making such an investment or the performance of such services.

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

    Kansas Bank Activities.  The Kansas State Bank Commissioner regulates or monitors all areas of the operations of Gold Bank-Kansas, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, mergers and acquisitions, loans, investments, borrowing, and employee responsibility and conduct. The Kansas State Banking Commissioner places limitations on activities of Gold Bank-Kansas and requires these banks to maintain a certain ratio of reserves against deposits. The Kansas State Bank Commissioner requires Gold Bank-Kansas to file a report annually showing receipts and disbursements of each bank, in addition to any periodic report requested. Gold Bank-Kansas is examined by the Kansas State Bank Commissioner at least once every 18 months and at any other time deemed necessary.

    Oklahoma Bank Activities.  The Oklahoma State Banking Department regulates or monitors all areas of the operations of Gold Bank-Oklahoma, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, mergers and acquisitions, loans, investments, borrowing, and employee responsibility and conduct. The Oklahoma State Banking Department places limitations on activities of Gold Bank-Oklahoma and requires this bank to maintain a certain ratio of reserves against deposits. The Oklahoma State Banking Department requires Gold Bank-Oklahoma to file a report annually, in addition to any periodic report requested. Gold Bank-Oklahoma is examined by the Oklahoma State Banking Department at least once every 18 months and at any other time deemed necessary.

    Federal Savings Bank Activities.  The OTS regulates or monitors all areas of Provident Bank's operations, including capital requirements, loans, investments, establishment of branch offices, mergers, conversions, dissolutions, transactions, borrowing, management, and record keeping. The OTS requires Provident Bank to file annual current reports in compliance with OTS procedures, as well as periodic reports upon the request of the director of OTS. Provident Bank must also prepare a statement of condition report showing the savings association's assets, liabilities and capital at the end of each fiscal year. Provident Bank is examined by the OTS at least once every twelve months and at any other time deemed necessary.

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

    The United States securities industry generally is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. However, much of the regulation of broker/dealers, such as Gold Capital, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (that are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the state in which they registered. Gold Capital is a registered broker/dealer in securities under the Securities Exchange Act of 1934, as amended, and is a member of the NASD.

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

    Regulations on Privacy of Customer Information.  Under the GLB Act, (a) the Federal Reserve Board regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between a state member bank and its affiliates; (b) the FDIC regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between a state non-member bank and its affiliates; and (c) the OTS regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between a federal savings association and its affiliates. Starting on July 1, 2001, the OCC, OTS, FDIC and Federal Reserve will also regulate and monitor restrictions on the transfer of nonpublic personal information of consumers by their supervised institutions to nonaffiliated third parties.

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

    The Banks are subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest bearing reserves against their transaction accounts and non-personal time deposits. These regulations require depository institutions to maintain reserves equal to 3% of transaction accounts up to $42.8 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $42.8 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $5.5 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions.

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

    The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the continuing changes in regulations affecting commercial banks and other actions and proposed actions by the Federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States and general economic conditions, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, loan demand or the overall performance of banks generally and the Banks and the non-bank affiliates in particular.

    The references in the foregoing discussion to various aspects of statutes and regulation are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

ITEM 2. PROPERTIES

    The Company and the Banks each own their banking facilities. The financial services subsidiaries have entered into short-term leases for their properties. The Company believes each of the facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. The Company's headquarters and Gold Bank's Leawood, Kansas location are contained in a 25,000 square foot building that opened in 1996, all of which is occupied by the Company.

ITEM 3. LEGAL PROCEEDINGS

    Gold Bank (formerly Exchange National Bank) was one of several named defendants in a number of lawsuits brought on behalf of persons who purchased distributorships from an entity known as Parade of Toys. Gold Bank has reached an agreement to settle all claims pending against it. The Bank will pay $62.5 thousand dollars. In return, the 263 plaintiffs who sued the Bank in state court in

Johnson County, Kansas, will dismiss their claims with prejudice and will release the Bank from any liability relating to Parade of Toys.

    The settlement agreement is in the process of being documented.

    Gold Banc is prosecuting a claim against Brad D. Ives, David W. Murrill and Robert E. McGannon ("Respondents") relating to its acquisition of Regional Holding Company, Inc. ("Regional Holding"), which was filed before the American Arbitration Association in June 2000. Gold Banc purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999 for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the "Stock Purchase Agreement"), between Gold Banc, Regional Holding and the Respondents. Gold Banc has asserted a contractual claim against Respondents for breach of the representations and warranties made in the Stock Purchase Agreement, and seeks damages in the amount of $6.5 million and for its attorney's fees, costs and other expenses incurred in the arbitration proceeding.

    Respondents have answered Gold Banc's claim and have denied that Gold Banc is entitled to any of the relief requested. In addition, each Respondent has asserted a counterclaim against Gold Banc for breach of certain Non-Negotiable Promissory Notes (collectively the "Notes"), as amended, that were issued to each Respondent as part of the purchase price in the Regional Holding acquisition. The Notes totaled $4.08 million. The Respondents claim they have made a demand for payment and that such payment has not been made in accordance with the terms of the respective Notes. The Respondents have prayed for repayment of the entire principal balance of the Notes, plus accrued interest on the Notes, plus all attorney's fees, costs and expenses incurred in asserting their claims. Respondents also sought a declaratory judgment that Gold Banc is not entitled to set-off its claim against the Notes and that payments under the Notes were due immediately, or in the alternative, that payments due under the Notes should be paid into an escrow account pending resolution of the claims. The Arbitration Panel denied Respondents' requests for early resolution of their set-off claims, and ruled that the issue should be determined with the merits of the case.

    In the arbitration proceeding, Respondents also asserted a counterclaim for fraud against Gold Banc making unspecified claims that Gold Banc failed to disclose material information and made misrepresentations in connection with the issuance of the Notes as amended in December 1999. The Respondents have prayed for compensatory monetary damages and punitive damages with respect to the fraud claim. Gold Banc denies Respondents' fraud claim, and asserts affirmative defenses.

    In September 2000, Respondents asserted a similar fraud claim in a Petition against Gold Banc Mortgage, Inc. ("GBM"), Jerry Bengtson (President of GBM) and Michael Gullion (CEO of Gold Banc) in the Circuit Court of Jackson County, Missouri. In the state court case, Respondents claim that the defendants misrepresented or did not disclose the intention of Gold Banc at the time of amendments to the Notes and certain employment agreements with Respondents ("Employment Agreements") in December 1999. Respondents claim that Gold Banc at that time intended to set-off claims of Gold Banc against Gold Banc's obligations under the amended Notes, but misrepresented or failed to disclose this intention. Respondents seek damages in an unspecified amount in excess of $25,000. Respondents' Petition also seeks a declaratory judgment that the placing of Respondent McGannon on administrative leave during the course of the arbitration constituted a constructive termination entitling McGannon to certain rights under his employment agreement. Defendants GBM, Bengston and Gullion have answered the Petition, denying Respondents' claims, and asserting affirmative defenses. Concerning the claim for declaratory judgment by Respondent McGannon, defendants also contend that the claim is moot in that McGannon has subsequently been terminated, and no justiciable dispute remains concerning his entitlement to rights under the employment agreement upon termination.

    Gold Banc also gave Respondents a notice invoking an alternative dispute resolution procedure ("ADR Procedure") specified in Section 2.3 of the Stock Purchase Agreement. The ADR Procedure provides a mechanism for resolving disputes over the application of generally accepted accounting principals to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. Gold Banc demanded that the Respondents join in submitting the accounting dispute to Ernst & Young LLP, in accordance with the terms of ADR Procedures specified in the Stock Purchase Agreement. Although Respondents initially refused to join with Gold Banc in submitting the dispute to Ernst & Young, and sought a declaratory judgment that Gold Banc failed to proceed timely under ADR Procedures of the Stock Purchase Agreement, the Arbitration panel ruled that the matter shall be submitted to Ernst & Young as requested by Gold Banc.

    Gold Banc believes that its claims and defenses in these matters are strong and that Respondents' claims and defenses are without merit. However, neither Gold Banc nor its counsel can predict with certainty the likely outcome of the proceedings.

    The Company is from time to time involved in other routine litigation incidental to the conduct of its business. The Company believes that no other pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock, par value $1.00 per share, trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "GLDB."

    Information relating to market prices of common stock and cash dividends declared on common stock is set forth in the table below.

Market Price

	High	Low	Cash Dividends
1999 Quarters
First	$16.25	$12.80	$0.02
Second	16.38	11.88	0.02
Third	13.88	9.75	0.02
Fourth	11.75	8.38	0.02
2000 Quarters
First	$9.75	$6.13	$0.02
Second	6.88	5.56	0.02
Third	5.50	4.56	0.02
Fourth	5.25	3.56	0.02

    As of March 23, 2001, there were approximately 1,209 holders of record of the Company's common stock.

    On March 7, 2001, Company announced it was commencing a common stock repurchase program whereby it may acquire up to 1,839,000 shares of common stock or approximately 5% of the shares currently outstanding. The shares may be purchased from time to time over the next 12 months in the open market at prevailing market prices or in privately negotiated transactions. The extent and timing of any repurchases will depend on market conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

    This selected consolidated information should be read in conjunction with the consolidated financial statements of the Company and notes beginning on page 60.

	At or for the Years Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands except share data and ratios)
Earnings
Net interest income	$93,460	$88,185	$78,800	$64,087	$41,168
Provision for loan losses	4,673	11,586	5,111	4,921	3,118
Non-interest income	27,060	28,299	17,731	12,660	8,337
Non-interest expense	115,026	82,223	63,962	46,569	34,949
Income taxes	5,275	7,900	6,792	7,738	3,197
Net earnings (loss)	(4,454)	14,775	20,666	17,519	8,241
Adjusted net earnings(1)	$24,521	$17,828	$17,869	$15,940	$8,241
Financial Position
Total assets	$2,717,598	$2,550,741	$2,213,265	$1,745,200	$1,445,332
Loans receivable, net	1,919,988	1,793,810	1,503,717	1,185,718	959,496
Allowance for loan losses	26,180	26,038	20,141	16,455	13,895
Goodwill, net	33,376	47,576	22,922	10,293	10,427
Investment securities	525,981	455,162	432,630	349,577	290,418
Deposits	2,133,877	2,006,154	1,824,557	1,477,986	1,257,113
Long-term debt	200,561	89,753	103,561	18,849	21,574
Guaranteed preferred beneficial interest in Company debentures	82,549	83,319	44,999	28,750	—
Stockholders' equity	$169,246	$167,048	$163,637	$135,774	$115,057
Per Share Data
Net income (loss) per share—diluted	$(.12)	$.39	$.56	$.49	$.29
Adjusted net income per share—diluted(1)	.65	.48	.49	.45	.29
Book value per share	4.51	4.48	4.48	3.91	3.43
Cash dividends declared(2)	$0.08	$0.08	$0.075	$0.045	$—
Average shares outstanding	37,653	37,529	36,584	35,399	31,114
Ratios
Return (loss) on average assets	(0.17)%	0.63%	1.03%	1.10%	0.77%
Adjusted return on average assets(1)	0.92%	0.76%	0.89%	1.00%	0.77%
Return (loss) on average equity	(2.40)%	8.71%	13.80%	13.84%	7.28%
Adjusted return on average equity(1)	13.21%	10.51%	11.94%	12.60%	7.28%
Dividend payout(2)	—	20.51%	13.39%	9.18%	—
Net interest margin	4.02%	4.18%	4.36%	4.40%	4.25%
Allowance for loan losses to non-performing loans	126.35%	353.39%	281.06%	270.20%	212.23%
Non-performing assets to total assets	0.90%	0.40%	0.46%	0.46%	0.51%
Non-performing loans to total loans	1.06%	0.40%	0.47%	0.51%	0.67%
Net loan charge-offs to average loans	0.24%	0.48%	0.28%	0.30%	0.16%
Capital Ratios
Tier 1 risk-based capital ratio	8.92%	9.76%	11.16%	11.73%	10.93%
Total risk-based capital ratio	11.41%	12.20%	12.38%	12.91%	12.12%
Leverage ratio	7.16%	7.55%	8.36%	9.06%	7.55%

(1)
Adjusted numbers for 2000 and 1999 represent recurring income without consolidation/repositioning/pooling/mortgage subsidiary closing expenses, and 1998 and 1997 amounts include pro forma adjustments for taxes related to Subchapter S earnings for Citizens Bank of Tulsa.

(2)
Prior to the second quarter of 1997, the Company had not paid cash dividends on shares of its common stock. The dividend pay out ratio is computed using dividends paid by the Company and does not include dividends paid by subsidiaries acquired in pooling of interests transactions. No dividend pay out ratio was calculated for 2000 because of the net loss for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

    The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, which are included elsewhere in this report.

General

    The Company provides community banking and related financial services at locations in Kansas, Oklahoma, Florida and Missouri as of December 31, 2000. Geographic markets include Johnson County, Kansas, an affluent suburb in the Kansas City metropolitan area, Tulsa and Edmond, Oklahoma, growing cities with a strong small-business sector, Bradenton, Florida, a high growth area on the west coast of the state and a number of smaller cities.

    The Company has focused on growth of its Banks' lending and other services by cultivating relationships with small businesses and other clients. The Company has expanded through a strategy of internal growth supplemented by community bank acquisitions that are believed to be accretive to earnings and stockholders' equity. The Company has taken steps to offer traditional and on-line banking wealth and asset management and other financial services to customers of its Banks. During 2000, the Company acquired three banks and created a financial services division. During 1999, the Company acquired one bank and two non-bank subsidiaries. During 1998, the Company acquired six banks and two non-bank subsidiaries.

    The following table lists the Company's Banks' total assets (in millions of dollars) as of December 31, 2000.

Bank	Total Assets	Main Location and # of Offices in State
Gold Bank—Kansas	$1,259.8	Leawood, Kansas—27
Provident Bank, f.s.b.	$86.4	St. Joseph, Missouri—2
Gold Bank-Oklahoma	$870.0	Edmond, Oklahoma—20
American Bank	$491.9	Bradenton, Florida—9

    The following table lists the financial services subsidiaries of the Company, which offer financial services to their own clients and to bank customers through the offices of the Banks:

Financial Service Subsidiary	Service Focus	Headquarters Location
Gold Capital Management, Inc.	Broker/dealer	Overland Park, Kansas
Gold Investment Advisors, Inc.	Wealth Management	Overland Park, Kansas
Gold Trust Company	Trust accounts	St. Joseph, Missouri
Gold Banc Insurance, Inc.	Insurance	Overland Park, Kansas
CompuNet Engineering, Inc.	Information technology and e-Commerce	Lenexa, Kansas

Markets

    The Company is headquartered in Johnson County, Kansas, along with Gold Bank, our lead bank. Johnson County is a suburban community near Kansas City. Johnson County has a more competitive banking environment than the Company's smaller markets, but its robust economic growth has enabled Gold Bank to rapidly grow its loans and deposits in the county. Gold Bank has five offices in growing areas of Johnson County and one office in the Kansas City County Club Plaza district. This presence in Kansas accounted for approximately 46% of the Company's total assets at year-end 2000.

    The Company entered the Tulsa, Oklahoma, market in 1998 with the acquisition of Citizens Bank of Tulsa, which has subsequently been merged into Gold Bank-Oklahoma. The Tulsa location serves a rapidly growing area in southeastern Tulsa, a light-industrial district that is home to more than 5,000 small businesses, and a mature residential area of Tulsa. A third office was opened in a developing residential area of south Tulsa during the second quarter of 1999.

    The Company entered Edmond, Oklahoma City and outlying communities in central and western Oklahoma with the acquisition of County Banc in March 2000. Country Banc's two subsidiary banks, People First and American Heritage, were also merged along with Tulsa to create Gold Bank-Oklahoma. The Edmond location serves a rapidly growing area in northeastern Oklahoma City and is in-process of opening a new branch in the growing corridor and residential area in northwestern Oklahoma City. Gold Bank-Oklahoma also serves a number of smaller, mature markets and rural communities in central and western Oklahoma. The consolidated Gold Bank-Oklahoma market accounted for approximately 32% of the Company's total assets at year-end 2000.

    The Company entered the Bradenton and Sarasota, Florida market on the highly popular and rapidly growing west coast of the state between Tampa and Naples with the acquisition of the American Bank in March 2000. The American Bank acquisition provides the Company with a new, diversified market that has been one of the fastest growing population areas in the United States for the past 10 years. The demographics and per capita income levels are believed to be very promising for the development of wealth and asset management services for the Company. The Florida market accounted for approximately 18% of the Company's total assets at year-end 2000.

    Other local markets where the Company operates generally did not experience the level of growth seen in Johnson County, Tulsa, Edmund and Bradenton, but their economies were sound, with a mix of services, manufacturing and agriculture-related industries. Each of the local markets is generally a county seat and the Company's locations serve both that city and the surrounding area.

    Financial services, including traditional and on-line banking, brokerage, trust, mortgage and investments, are offered to current customers of the Banks, either directly through representatives located in bank offices or through telecommunication links with the non-bank offices.

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

Results of Operations

Overview

    For the year ended December 31, 2000, the Company acquired three bank holding companies with assets aggregating $1.1 billion. These acquisitions were accounted for as pooling-of-interests transactions.

    For the year ended December 31, 1999, the Company acquired a community bank, a technology company and a mortgage company. The acquisitions were accounted for as purchase transactions. Total consideration paid for the 1999 acquisitions using the purchase method was $27.6 million, consisting of $22.9 million of cash, notes payable, and 708,371 shares of common stock.

    Net loss for 2000 totaled $4.5 million, or $0.12 per share. Excluding expenses incurred related to our bank consolidations in the States of Kansas and Oklahoma, pooling related expenses for our current year acquisitions, and expenses related to our closing of Gold Banc Mortgage, net earnings were $24.5 million, or $0.65 per share. Net earnings for 1999 totaled $14.8 million, or $0.39 per share. Net earnings for 1998 totaled $20.6 million, or $0.56 per share.

    Citizens Bancorporation, Inc., formerly the parent company of Citizens Bank of Tulsa and one of the companies acquired in 1998 using the pooling-of-interests method, was a Subchapter S Corporation prior to its acquisition. As a Subchapter S Corporation, Citizens was not subject to tax on its earnings; the earnings were included in the tax returns of Citizens' stockholders. Consolidated net earnings and per share results for 1998, as set forth above, exclude taxes on Citizens' earnings. Pro forma net earnings and per share earnings as if Citizens had been subject to income taxes for 1998 were $17.9 million and $.49 per share.

    Net earnings for 2000, excluding the nonrecurring expenses described above, increased $6.7 million over 1999 net earnings, excluding nonrecurring expenses. This increase was the result of increased net interest income of $5.3 million, and decreased provisions for loan losses of $6.9 million and was offset by a decrease in other income of $1.2 million and an increase in non-interest expense of $4.6 million and a decrease of income tax expense of $.3 million.

    Net earnings for 1999 decreased $3.1 million over pro forma net earnings for 1998 as a result of increased net interest income of $9.4 million, increased other income of $10.6 million, and a decrease of income tax expense of $1.7 million, offset by increased provisions for loan losses of $6.5 million and increased other expense of $18.3 million.

Net Interest Income

    The following table presents the Company's average balances, interest income and expense on a tax equivalent basis, and the related yields and rates on major categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2000			1999			1998
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid
Assets:
Loans, net(1)	$1,868,494	$175,687	9.40%	$1,627,212	$147,881	9.09%	$1,353,397	$129,057	9.54%
Investment securities-taxable	406,664	25,956	6.38%	384,136	24,353	6.34%	355,079	22,144	6.24%
Investment securities-nontaxable(2)	65,703	4,949	7.53%	54,394	3,240	5.96%	39,161	2,878	7.35%
Other earning assets	60,322	3,507	5.81%	72,919	3,884	5.33%	77,495	4,449	5.74%

Total earning assets	2,401,183	210,099	8.75%	2,138,661	179,358	8.39%	1,825,132	158,528	8.69%

Noninterest-earning assets	254,095			201,425			182,504

Total assets	$2,655,278			$2,340,086			$2,007,636

Liabilities and Stockholders' Equity:
Savings deposits and interest- bearing checking	$609,911	$22,117	3.63%	$660,266	$21,070	3.19%	$573,619	$19,639	3.42%
Time deposits	1,116,102	67,111	6.01%	984,875	52,610	5.34%	891,007	49,917	5.60%
Short-term borrowings	182,856	9,223	5.04%	104,740	6,579	6.28%	46,313	2,404	5.15%
Long-term borrowings	269,254	16,456	6.11%	158,609	9,780	6.17%	101,963	6,760	6.63%

Total interest-bearing liabilities	2,178,123	114,907	5.28%	1,908,490	90,039	4.72%	1,612,902	78,720	4.88%

Non-interest-bearing liabilities	291,540			261,890			245,028
Stockholders' equity	185,615			169,706			149,706

Total liabilities and stockholders' equity	$2,655,278			$2,340,086			$2,007,636

Net interest income(3)		$95,192			$89,319			$79,808

Net interest spread			3.47%			3.67%			3.81%

Net interest margin(4)			3.96%			4.18%			4.37%

(1)
Non-accruing loans are included in the computation of average balance.

(2)
Yield is adjusted for the tax effect of tax exempt securities. The tax effects in 2000, 1999 and 1998 were $1,732,000, $1,134,000 and $1,008,000, respectively.

(3)
The Company includes loan fees in interest income. Such fees totaled $4,443,000, $3,956,000 and $3,584,000 in 2000, 1999 and 1998, respectively.

(4)
The net interest margin on average earning assets is the net interest income divided by average interest-earning assets.

    For 2000, total interest income increased $30.1 million, or 16.9%. The $30.1 million increase was primarily due to increased loan volume. Interest income on loans increased $27.8 million, or 18.8%. For 2000, the average loan balance increased $241.3 million, or 14.8%, and the yield earned on loans increased from 9.09% in 1999 to 9.40% in 2000. Interest income on investments increased $2.7 million, or 10.3%. For 2000, the average investment balance (taxable and non-taxable) increased $33.8 million, or 7.7%. Interest income on non-taxable investments was positively impacted by an increase in the yield earned of 7.53% in 2000 compared to 5.96% in 1999.

    For 1999, total interest income increased $20.7 million, or 13.1%. Interest income on loans increased $18.8 million, or 14.6%, primarily due to increased loan volume in 1999. For 1999, the average loan balance increased $273.8 million, or 20.2%, and the yield decreased from 9.54% in 1998 to 9.09% in 1999.

    Total interest expense was $114.9 million for 2000 compared to $90.0 million for 1999, a 27.6% increase. Interest expense on savings and interest-bearing checking for 2000 increased $1.0 million, or 5.0%, as a result of an increase in the rate to 3.63% in 2000 compared to 3.19% in 1999. The increase in the rate more than offset the volume decreases related to the $50.4 million decrease in the average balance from 1999. Interest expense on time deposits increased $14.5 million, or 27.6%, primarily as a result of an increase in the average balance of such deposits of $131.2 million, or 13.3%. Interest expense on combined short-term and long-term borrowings increased $9.3 million, or 57.0%, primarily as a result of an increase in the average balance of such borrowings of $188.8 million, or 71.7%, in 2000 compared to 1999.

    Total interest expense was $90.0 million for 1999, compared to $78.7 million for 1998, a 14.4% increase. For 1999, interest expense on savings and interest-bearing checking increased $1.4 million, or 7.3%, primarily as a result of an increase in the average balance of such deposits of $86.6 million, or 15.1%. Interest expense on time deposits increased $2.7 million, or 5.4%, primarily as a result of an increase in the average balance on such deposits of $93.9 million, or 10.5%, offset with a decrease in the rate paid on such deposits from 5.60% in 1998 to 5.34% in 1999.

    As a result of the changes described above, net interest income increased $5.3 million, or 6.0%, for 2000 compared to 1999 and increased $9.4 million, or 11.9%, for 1999 compared to 1998.

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

	Year Ended December 31,
	2000 compared to 1999			1999 compared to 1998
	Volume	Average Rate	Total Changes	Volume	Average Rate	Total Changes
	(Dollars in thousands)
Interest Income:
Loans(1)	$21,928	$5,878	$27,806	$26,110	$(7,286)	$18,824
Investment securities-taxable	1,428	175	1,603	1,813	396	2,209
Investment securities-nontaxable	674	1,035	1,709	1,120	(758)	362
Other earning assets	(2,820)	2,443	(377)	(262)	(303)	(565)
Total interest income	21,210	9,531	30,741	28,781	(7,951)	(20,830)
Interest expense:
Savings deposits and interest-bearing checking	(1,607)	2,654	1,047	2,966	(1,535)	1,431
Time deposits	7,010	7,491	14,501	5,259	(2,566)	2,693
Short-term borrowings	4,907	(2,263)	2,644	3,006	1,169	4,175
Long-term borrowings	6,822	(146)	6,676	3,756	(736)	3,020

Total interest expense	17,132	7,736	24,868	14,987	(3,668)	11,319

Increase (decrease) in net interest income	$4,078	$1,795	$5,873	$13,794	$(4,283)	$9,511

(1)
The Company includes loan fees in interest income. Such fees totaled $4,443,000, $3,956,000 and $3,584,000 in 2000, 1999 and 1998, respectively.

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

    The provision for loan losses was $4.7 million for 2000 compared to $11.6 million for 1999, a 59.5% decrease. Non-performing loans increased to $20.7 million as of December 31, 2000 as compared to $8.1 million at December 31, 1999.

    The provision for loan losses was $11.6 million for 1999 compared to $5.1 million for 1998, a 127.5% increase. The increase in the provision was primarily the result of a $290.1 million, or 20.6%, increase in total loans outstanding at December 31, 1999 compared to the end of 1998, and in preparation for any potential credit risk, while implementing credit procedures in the banks acquired during 1999 and 2000.

Non-Interest Income

    The following table presents the components of the Company's non-interest income for the years indicated:

	Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Service fees	$10,802	$10,854	$7,788
Investment trading fees and commissions	2,697	3,293	3,265
Net gains on sales of mortgage loans	5,335	4,116	2,427
Unrealized losses on trading securities	(49)	(37)	(399)
Realized (losses) gains on sale of securities	(1,927)	(429)	521
Information technology services	2,608	2,655	—
Trust fees	2,345	1,665	549
Merchant fees	1,243	1,091	750
Other income	4,006	5,091	2,830

Total non-interest income	$27,060	$28,299	$17,731

Non-interest income as a percentage of average total assets	1.02%	1.21%	0.88%

    Non-interest income was $27.1 million for 2000 compared to $28.3 million for 1999, a 4.2% decrease. Gain on sale of loans increased $1.2 million, or 29.6% in 2000, due to the acquisition of Regional Investment Company in August 1999. Non-interest income was $28.3 million for 1999 compared to $17.7 million for 1998, a 59.8% increase.

Non-Interest Expense

    The following table presents the components of non-interest expense for the years indicated:

	Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Salaries and employee benefits	$43,902	$40,150	$31,003
Net occupancy expense	7,923	7,970	5,901
Depreciation expense	6,199	5,180	4,555
Goodwill amortization expense	2,464	1,996	609
Consolidation/repositioning/pooling expense	32,827	4,630	—
Professional services	3,102	3,185	4,413
Data processing expense	2,740	2,215	2,084
Advertising	2,154	1,800	1,888
Postage	1,287	1,077	834
Supplies	1,412	1,243	1,082
Telephone	1,632	922	604
Other	9,384	11,855	10,989

Total non-interest expense	$115,026	$82,223	$63,962

Efficiency Ratio	69.46%	73.58%	70.06%

    Total non-interest expense was $115.0 million for 2000 compared to $82.2 million for 1999, a 39.9% increase. Other non-interest expense was higher in 2000 primarily because consolidation/repositioning/pooling expenses were $28.2 million greater than 1999.

    Total non-interest expense was $82.2 million for 1999 compared to $64.0 million for 1998, representing a 28.6% increase. The increase was primarily attributable to an increase in salaries and employee benefits of $9.1 million, or 29.5%, in 1999. Professional services decreased $1.2 million, or 27.8%, as a result of legal and accounting expenses associated with numerous acquisitions completed in 1998 and the profit improvement study commissioned by the Company at a cost of approximately $700,000. Net occupancy expense increased $2.1 million or 35.1%, due to the purchase transactions completed during 1999. Other non-interest expense increased $70.0 million, or 26.0%, in 1999. The increase in other non-interest expense was primarily attributed to repositioning/consolidation expenses incurred during 1999.

Income Tax Expense

    Income tax expense was $5.3 million for 2000 compared to $7.9 million for 1999, a $2.6 million, or 32.9%, decrease. Income tax expense for 1999 was $7.9 million, $1.1 million more than 1998. The effective tax rates for 2000, 1999 and 1998 were 642.5%, 34.8%, and 24.7% respectively. The increase in effective tax rate from 1999 is the result of certain non-deductible expenses related to the closure of Gold Banc Mortgage and non-deductible pooling expenses related to the 2000 acquisitions. The 1998 effective tax rate differs from the expected rate of 35% due primarily to the earnings of Citizens Bancorporation, Inc., which as a Subchapter S Corporation, was not subject to tax prior to the acquisition by the Company. In addition, the Company recognized a $500,000 deferred tax benefit in 1998 resulting from timing differences upon the conversion of Citizens back to a "C" Corporation on the date of acquisition by the Company. Pro forma tax expense for 1998 if Citizens had not been a Subchapter S Corporation, would have been $9,589,000 yielding a tax rate of 34.9%.

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

    The following table indicates that at December 31, 2000, in the event of a sudden and sustained increase in prevailing market rates, the Company's net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rate	Net Interest Income	Change	Percent Change
200 basis point rise	$99,926,000	$1,744,000	1.78%
100 basis point rise	99,621,000	1,439,000	1.47%
Base rate scenario	98,182,000	—	—
100 basis point decline	93,709,000	(4,473,000)	(4.56%)
200 basis point decline	88,928,000	(9,254,000)	(9.43%)

    The following table sets forth the maturities of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000.

	Interest Rate Sensitivity
	0-3 Months	4 Months to 12 Months	Over 1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Loans	$908,155	$278,585	$595,344	$164,084	$1,946,168
Investment securities	178,321	97,272	159,847	90,541	525,981
Other interest-bearing assets	36,468	—	—	—	36,468

Total rate-sensitive assets	$1,122,944	$375,857	$755,191	$254,625	$2,508,617

Rate Sensitive Liabilities:
Savings deposits and interest-bearing checking	$654,385	$—	$—	$—	$654,385
Time deposits	310,571	617,275	280,405	1,104	1,209,355
Short-term borrowings	86,347	8,000	—	—	94,347
Long-term borrowings	16,082	95,520	86,185	94,602	292,389

Total rate-sensitive liabilities	$1,067,385	$720,795	$366,590	$95,706	$2,250,476

Net gap	$55,559	$(344,938)	$388,601	$158,919	$258,141

Cumulative gap	$55,559	$(289,379)	$99,222	$258,141

Cumulative ratio of interest-earning assets to interest-bearing liabilities	105.21%	83.82%	104.60%	111.47%

Ratio of cumulative gap to interest-earning assets	4.95%	(19.31%)	4.40%	10.29%

    The cumulative gap value indicated above indicates that a rise in interest rates would have a positive effect on net interest income. The Company has the ability to reprice the rates on savings deposits and interest bearing checking. Historically, the rates on these deposits have not been repriced when rates have had small movements.

Financial Condition

Lending Activities

    Commercial Loans.  This category includes loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans were $535.3 million as of December 31, 2000, or 27.5%, of total loans.

    Real Estate Loans.  Real estate loans represent the largest class of loans of the Company. The Company categorizes real estate loans as follows:

  (I)
  Commercial. Commercial real estate loans totaled $430.6 million at December 31, 2000, compared to $348.2 million at December 31, 1999, an increase of $82.4 million, or 23.7%.
  (II)
  Construction. Construction lending consists primarily of single family construction. Construction loans increased 64.4% primarily due to an increase in such lending in Johnson County, Kansas.
  (III)
  1 to 4 Family Residential. Residential loans totaled $239.1  million at December 31, 2000, compared to $261.3 million at December 31, 1999, a decrease of $22.2 million, or 8.5%. Loans in this category consist primarily of owner-occupied residential loans.
  (IV)
  Agricultural. This category consists of loans secured by agricultural real estate. Agricultural loans totaled $99.4 million at December 31, 2000, compared to $90.9 million at December 31, 1999, an increase of $8.1 million, or 8.9%.
  (V)
  Held for Sale. Loans held for sale represent residential loans intended to be sold to secondary investors, and are in the process of being delivered; and student loans held for sale. Loans held for sale totaled $134.1 million at December 31, 2000, compared to $149.5 million at December 31, 1999, a decrease of $15.4 million or 10.3%.

    Agricultural Loans.  Agricultural loans are typically made to farmers, small corporate farms, and feed and grain dealers. Agricultural loans were $202.7 million as of December 31, 2000, compared to $211.0 million as of December 31, 1999, a decrease of $8.3 million, or 3.9%. Agricultural loans as a percent of total loans decreased from 11.59% in 1999 to 10.42% in 2000.

    Consumer and Other Loans.  Loans classified as consumer and other loans include automobile, residential, other personal loans and credit card loans. The majority of these are installment loans with fixed interest rates. Consumer and other loans were $140.0 million as of December 31, 2000, compared to $140.0 million as of December 31, 1999, a decrease of $23.1 million, or 16.5%. Consumer and other loans represented 6.01% of total loans as of December 31, 2000, a decrease from 7.69% as of December 31, 1999.

    The following table presents the balance of each major category of the Company's loans as of December 31 of each year.

	2000		1999		1998		1997		1996
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$535,258	27.50%	$504,393	27.72%	$549,348	36.05%	$434,471	36.14%	$341,225	35.08%
Real estate construction	188,118	9.67%	114,425	6.29%	50,696	3.33%	61,967	5.15%	38,608	3.97%
Real estate(1)	769,118	39.51%	700,497	38.49%	517,761	33.98%	407,410	33.89%	346,570	35.63%
Loans held for sale	134,081	6.89%	149,560	8.22%	93,583	6.14%	43,947	3.66%	25,285	2.60%
Agricultural	202,714	10.42%	210,985	11.59%	143,437	9.41%	121,079	10.07%	99,821	10.26%
Consumer and other loans	116,879	6.01%	139,988	7.69%	169,033	11.09%	133,299	11.09%	121,883	12.47%

Total loans	1,946,168	100.00%	1,819,848	100.00%	1,523,123	100.00%	1,202,173	100.00%	973,392	100.00%
Less allowance for loan losses	26,180		26,038		20,141		16,455		13,895

Total	$1,919,988		$1,793,810		$1,503,717		$1,185,718		$959,497

(1)
Includes commercial real estate loans, agriculture real estate loans and 1 to 4 family residential real estate loans.

    The following table sets forth the repricing of portfolio loans outstanding at December 31, 2000.

	0-3 Months	4 Months to 1 year	Over 1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Loan category:
Commercial	$308,467	$82,697	$134,808	$9,286	$535,258
Real Estate construction	121,483	20,668	40,911	5,056	188,118
Real estate	183,467	101,087	342,585	141,979	769,118
Loans held for sale	134,081	—	—	—	134,081
Agricultural loans	133,963	46,795	18,591	3,365	202,714
Consumer and other loans	26,694	27,338	58,449	4,398	116,879

Total Loans	$908,155	$278,585	$595,344	$164,084	$1,946,168

    As of December 31, 2000, loans repricing after one year include approximately $591 million in fixed rate loans and $168 million in floating or adjustable rate loans.

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

    Restructured and impaired loans, other than non-accrual loans, are considered insignificant for all years presented. The Company would have recorded additional interest in the amounts of $ 1,381,000, $658,000 and $420,000 for the years ended December 31, 2000, 1999 and 1998, respectively, if non-accrual loans had been current during these periods.

    Non-performing assets are summarized in the following table:

	December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Loans:
Loans 90 days or more past due still accruing	$869	$1,767	$2,214	$1,134	$672
Non-accrual loans	19,853	6,324	5,021	4,956	5,875

Non-performing loans	20,722	8,091	7,235	6,090	6,547
Other assets	141	93	88	44	5
Foreclosed assets held for sale	3,573	2,696	3,035	1,859	771

Non-performing assets	$24,436	$10,880	$10,358	$7,993	$7,323

Non-performing loans as a percentage of total loans	1.06%	0.44%	0.48%	0.51%	0.67%

Non-performing assets as a percentage of total assets	0.90%	0.43%	0.47%	0.46%	0.51%

Non-performing assets as a percentage of total loans and OREO	1.25%	0.60%	0.68%	0.66%	0.75%

Allowance for Loan Losses

    The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans are 70.7% of the Company's total assets as of December 31, 2000. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management's experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary.

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

    The allowance for loan losses on December 31, 2000, totaled $26.2 million, or 1.35% of outstanding loans, compared to $26.0 million or 1.43% at December 31, 1999. Charge-offs were $6.5 million, recoveries were $1.9 million and provisions charged to expense were $4.7 million. The allowance for loan losses on December 31, 1999, totaled $26.0 million, a $5.9 million increase from the prior year. Charge-offs were $9.6 million, recoveries were $1.8 million and provisions charged to expenses were $11.6 million. In addition, allowance for loan losses of acquired banks in 1999 aggregated $2.1 million.

    The following table sets forth activity in the Company's allowance for loan losses during the periods indicated.

		Year Ended December 31,
	2000	1999	1998	1997	1996
		(Dollars in thousands)
Total net loans outstanding at the end of year	$1,919,988	$1,793,810	$1,503,717	$1,185,718	$959,496

Average net loans outstanding during the year	1,868,494	1,627,212	1,353,397	1,074,120	705,191

Allowance for loan losses, beginning of year	26,038	20,141	16,455	13,895	7,383
Charge-offs:
Commercial	4,112	4,652	1,653	2,367	1,357
Real estate
Commercial	251	392	1,089	303	57
Construction	—	—	80	—	24
1 to 4 family residential	309	265	153	31	60
Agricultural	186	141	—	—	—
Loans held for sale	—	—	—	—	—
Total real estate	746	798	1,322	334	141
Agricultural	213	1,757	825	1,042	570
Consumer and other	1,404	2,371	1,638	749	285

Total charge-offs	6,475	9,578	5,438	4,492	2,353

Recoveries:
Commercial	774	794	580	680	643
Real estate
Commercial	54	68	159	101	278
Construction	—	—	—	—	11
1 to 4 family residential	91	202	31	5	8
Agricultural	105	12	53	20	100
Loans held for sale	—	5	—	—	—
Total real estate	250	287	243	126	397
Agricultural	391	115	531	340	36
Consumer and other	529	567	293	177	152

Total recoveries	1,944	1,763	1,647	1,323	1,228

Net charge-offs	4,531	7,815	3,791	3,169	1,125
Provision charged to operations	4,673	11,586	5,111	4,921	3,118
Adjustments due to acquired companies	-0-	2,126	2,366	808	4,519

Allowance for loan losses, end of year	$26,180	$26,038	$20,141	$16,455	$13,895

Ratios:
Allowance as a percentage of total loans	1.35%	1.43%	1.32%	1.37%	1.43%
Net charge-offs to average loans outstanding	0.24%	0.48%	0.27%	0.30%	0.16%
Allowance as a percentage of non-performing loans	126.34%	321.81%	278.38%	270.20%	212.23%

    The following table sets forth the allocation of the Company's allowance for loan losses among categories of loans as of December 31, 2000:

	Amount	Percent of Allowance in Each Category to Total Allowance
	(Dollars in thousands)
Commercial	$10,498	40.10%
Real estate construction	9,161	34.99%
Real estate	1,463	5.59%
Loans held for sale	609	2.33%
Agricultural	2,844	10.86%
Consumer and other	1,605	6.13%

Total	$26,180	100.00%

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

    The portfolio is comprised primarily of available for sale securities, which include U.S. Treasury securities, U.S. government agency obligations, state municipal obligations, Federal Reserve Bank stock, FNMA stock, and FHLB stock. The U.S. government agency obligations include Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA notes and mortgage-backed securities, FHLB notes and Government National Mortgage Association ("GNMA") mortgage-backed securities. As of December 31, 2000, the available for sale portfolio totaled $518.3 million, including a net unrealized gain of $1.3 million.

    The investment portfolio increased $70.8 million, or 15.6%, during 2000. The increase is the result of increased activity at certain Banks. The investment portfolio increased $22.5 million, or 5.2%, during 1999.

    The composition of the investment portfolio as of December 31, 2000 was 53.5% U.S. Treasury and agency securities, 12.3% state and municipal securities, 27.1% mortgage-backed securities, 0.6% trading securities and 6.5% other securities. The comparable distribution for December 31, 1999 was 56.3% U.S. Treasury and agency securities, 14.8% state and municipal securities, 22.1% mortgage-backed securities, 2.0% trading securities and 4.8% other securities. The estimated maturity of the investment portfolio on December 31, 2000 was 3 years. The investment portfolio represented 19.4% and 17.8% of total assets at December 31, 2000 and 1999, respectively.

    The following table sets forth the composition of the Company's investment portfolio at the dates indicated (in thousands).

	At December 31,
	2000	1999	1998
Securities held to maturity:(1)
U.S. Treasury and other U.S. agencies and corporations	$1,000	$2,909	$1,159
Obligations of states and political subdivisions	2,080	3,062	2,856
Mortgage-backed securities	1,313	1,903	2,423

Total	$4,393	$7,874	$6,438
Securities available for sale:(2)
U.S. Treasury and other U.S. agencies and corporations	$280,631	$252,394	$207,079
Obligations of states and political subdivisions	62,411	64,500	47,409
Mortgage-backed securities	141,150	99,505	149,516
Trading(4)	3,265	9,245	6,579
Other(3)	34,131	21,644	15,609

Total investment securities	$525,981	$455,162	$432,630

(1)
Held to maturity securities are carried at amortized cost.

(2)
Available for sale securities are carried at fair value.

(3)
Includes FHLB stock, Federal Reserve stock and FNMA stock.

(4)
Trading securities are carried at fair value.

    The following table sets forth a summary of maturities in the investment portfolio at December 31, 2000.

	One year or less		Over One Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 years		Total
	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield
	(At carrying value) (Dollars in thousands)
U.S. Treasury and other U.S. agencies and corporations	$65,238	6.94%	$166,677	6.91%	$29,066	6.97%	$20,650	6.59%	$281,631	6.90%
Obligations of states and political subdivisions	4,867	6.73%	17,318	7.18%	21,496	7.00%	20,810	7.61%	64,491	7.23%
Mortgage-backed securities	1,206	5.75%	52,526	6.75%	61,528	6.48%	27,203	6.54%	142,463	6.59%
Other	26,470	7.54%	3,173	5.28%	1,925	4.36%	2,563	6.17%	34,131	7.05%

Total	$97,781	7.08%	$239,694	6.87%	$114,015	6.67%	$71,226	6.85%	$522,716	6.86%

    The above table does not include trading securities of $3,265,000.

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

    During 2000, average balances of non-interest bearing demand deposits increased $17.3 million, or 7.2%; average balances of savings and interest bearing deposits decreased $50.3 million, or 7.6%; and average balances of time deposits increased $131.2 million, or 13.3%. As of December 31, 2000, the balance of total deposits had increased $127.7 million compared to December 31, 1999. This increase is primarily due to increases of $45.3 million in time deposits less than $100,000 and $87.7 million increase in time deposits greater than $100,000.

    The following table sets forth the average balances and weighted average rates for the Company's categories of deposits at the dates indicated.

	Year Ended December 31,
	2000			1999			1998
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	$259,202	—	13.06%	$241,894	—	12.82%	$219,509	—	13.03%
Savings deposits and Interest-bearing demand	609,911	3.63%	30.72%	660,266	3.19%	40.13%	573,619	3.42%	34.06%
Time deposits	1,116,102	6.01%	56.22%	984,875	5.34%	59.87%	891,007	5.60%	52.91%

Total	$1,985,215		100.00%	$1,887,035		100.00%	$1,684,135		100.00%

    The Company does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on its business. Management believes that substantially all of the Banks' depositors are residents in their respective primary market areas.

    The following table sets forth a summary of the deposits of the Company at the dates indicated.

	December 31,
	2000	1999	1998
	(Dollars in thousands)
Non-interest-bearing	$270,137	$271,134	$252,760
Interest-bearing:
Savings and NOW accounts	654,385	658,698	621,169
Time accounts less than $100,000	860,122	814,809	741,412
Time accounts greater than $100,000	349,233	261,513	209,216

Total deposits	$2,133,877	$2,006,154	$1,824,557

    The following table summarizes at December 31, 2000, the Company's certificates of deposit of $100,000 or more by time remaining until maturity (dollars in thousands).

Maturity Period:
Less than three months	$133,026
Over three months through six months	73,949
Over six months through twelve months	87,118
Over twelve months	55,140

Total	$349,233

    The Company has no other time deposits in excess of $100,000.

Capital and Liquidity

    Sources of Liquidity.  Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. The Banks also have established a credit facility with the FHLB, under which the Banks are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. The Company's liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from its subsidiary Banks. As described in note 8 to the financial statements, the Company has a $25 million line of credit with outstanding borrowings of $8 million at December 31, 2000.

    Cash provided by operating activities for 2000 was $46.7 million, consisting primarily of net loss adjusted for non-cash items and the sale of loans. Cash used in investing activities was $211.1 million, consisting primarily of increased loans of approximately $149.6 million and net investment security purchases of $59.6 million. Investing activities were financed by deposits of approximately $127.7 million and net borrowings of $35.2 million and resulted in net cash provided of $154.6 million.

    Capital.  The Company and its subsidiaries actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. The primary source of funds available to the Company is dividends by the subsidiaries. Each Bank's ability to pay dividends may be limited by regulatory requirements. At December 31, 2000, the subsidiaries could pay dividends without prior regulatory approval.

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

Accounting and Financial Reporting

    The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that entities recognize all derivatives as either assets or liabilities in the statement of condition and measure such instruments at fair value. SFAS 133, as amended by SFAS 137 and 138 must be adopted by the Company on January 1, 2001. The adoption of the standards did not have a significant impact on the financial statements of the Company.

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

    The following table indicates that, at December 31, 2000, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 2001 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rate	Net Interest Income	Change	Percent Change
200 basis point rise	$99,926,000	$1,744,000	1.78%
100 basis point rise	99,621,000	1,439,000	1.47%
Base rate scenario	98,182,000	—	—
100 basis point decline	93,709,000	(4,473,000)	(4.56%)
200 basis point decline	88,928,000	(9,254,000)	(9.43%)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

The Board of Directors
Gold Banc Corporation, Inc.:

    We have audited the accompanying consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    The consolidated financial statements of Gold Banc Corporation, Inc. as of and for the year ended December 31, 1999 and for the year ended 1998, have been restated to reflect the pooling-of-interests transactions with American Bancshares of Bradenton, Florida (American), CountryBanc Holding Company of Edmond, Oklahoma (CountryBanc), and First Business Bancshares of Kansas City, Inc. (First Business) as described in Note 2 to the consolidated financial statements. We did not audit the 1999 and 1998 financial statements of American, and CountryBanc or the 1998 financial statements of First Business, which statements reflect total assets constituting 36% at December 31, 1999 and net interest income and net income consisting 42% and 25%, in 1999 and 50% and 36% in 1998, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for American, CountryBanc, and First Business as of and for the years ended December 31, 1999 and 1998, is based solely on the reports of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Kansas City, Missouri
February 9, 2001

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 1999
(Dollars in thousands)

Assets

	2000	1999
Cash and due from banks	$82,423	$99,159
Federal funds sold and interest-bearing deposits	36,468	29,457

Total cash and cash equivalents	118,891	128,616

Investment securities (note 3):
Available-for-sale	518,323	438,043
Held-to-maturity	4,393	7,874
Trading	3,265	9,245

Total investment securities	525,981	455,162

Mortgage loans held for sale, net	134,081	149,560
Loans, net (note 4)	1,785,907	1,644,250
Premises and equipment, net (note 5)	60,626	62,960
Goodwill, net	33,376	47,576
Accrued interest and other assets	58,736	62,617

Total assets	$2,717,598	$2,550,741

See accompanying notes to consolidated financial statements.

Liabilities and Stockholders' Equity

	2000	1999
Liabilities:
Deposits (note 6)	$2,133,877	$2,006,154
Securities sold under agreements to repurchase (note 7)	78,975	41,872
Federal funds purchased and other short-term borrowings (note 8)	24,654	136,746
Guaranteed preferred beneficial interests in Company's debentures (note 9)	82,549	83,319
Long-term debt (note 9)	200,561	89,753
Accrued interest and other liabilities	27,739	25,849

Total liabilities	2,548,352	2,383,693

Stockholders' equity (notes 11 and 14):
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 38,285,900 and 37,301,822 shares issued and outstanding at December 31, 2000 and 1999, respectively	38,286	37,302
Additional paid-in capital	75,523	72,942
Retained earnings	64,198	71,218
Accumulated other comprehensive income (loss), net	836	(11,239)
Unearned compensation (notes 8 and 11)	(3,802)	(3,175)

	175,041	167,048
Less treasury stock (800,000 shares at December 31, 2000)	(5,795)	—

Total stockholders' equity	169,246	167,048

Commitments and contingent liabilities (note 16)	—	—
Total liabilities and stockholders' equity	$2,717,598	$2,550,741

See accompanying notes to consolidated financial statements.

	2000	1999	1998
Interest income:
Loans, including fees	$175,687	$147,881	$129,057
Investment securities	29,173	26,459	24,014
Other	3,507	3,884	4,449

Total interest income	208,367	178,224	157,520

Interest expense:
Deposits	89,228	73,680	69,556
Borrowings and other	25,679	16,359	9,164

Total interest expense	114,907	90,039	78,720

Net interest income	93,460	88,185	78,800

Provision for loan losses (note 4)	4,673	11,586	5,111
Net interest income after provision for loan losses	88,787	76,599	73,689

Other income:
Service fees	10,802	10,854	7,788
Investment trading fees and commissions	2,697	3,293	3,265
Net gains on sales of mortgage loans	5,335	4,116	2,427
Unrealized losses on trading securities	(49)	(37)	(399)
Realized (losses) gains on sale of securities	(1,927)	(429)	521
Other	10,202	10,502	4,129

Total other income	27,060	28,299	17,731

Other expense:
Salaries and employee benefits	43,902	40,150	31,003
Net occupancy expense	7,923	7,970	5,901
Depreciation expense	6,199	5,180	4,555
Goodwill amortization expense	2,464	1,996	609
Consolidation/repositioning/pooling/mortgage subsidiary closing expense (note 1)	32,827	4,630	—
Other	21,711	22,297	21,894

Total other expense	115,026	82,223	63,962

Earnings before income taxes	821	22,675	27,458
Income tax expense (note 10)	5,275	7,900	6,792

Net earnings (loss)	$(4,454)	$14,775	$20,666

Net earnings (loss) per share — basic and diluted	$(.12)	$.39	$.56

Pro forma net earnings and earnings per share data (note 10):
Earnings before income taxes			$27,458
Pro forma income tax expense			9,589

Pro forma net earnings			$17,869

Pro forma net earnings per common share-basic and diluted			$.49

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2000, 1999 and 1998
(Dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock		Total
Balance at December 31, 1997	$—	$34,747	$58,586	$41,863	$814	$(236)	$		$135,774
Net earnings	—	—	—	20,666	—	—		—	20,666
Change in unrealized gain on available-for-sale securities	—	—	—	—	(204)	—		—	(204)

Total comprehensive income	—	—	—	20,666	(204)	—		—	20,462

Issuance of 1,292,000 shares of common stock in purchase business combinations	—	1,292	8,671	—	—	—		—	9,963
Issuance of 490,000 shares of common stock	—	490	1,616	—	—	—		—	2,106
Exercise of 836 stock options	—	1	4	—	—	—		—	5
Reduction of unearned compensation	—	—	—	—	—	39		—	39
Dividends and distributions paid	—	—	—	(4,712)	—	—		—	(4,712)

Balance at December 31, 1998	—	36,530	68,877	57,817	610	(197)		—	163,637

Net earnings	—	—	—	14,775	—	—		—	14,775
Change in unrealized gain on available-for-sale securities	—	—	—	—	(11,849)	—		—	(11,849)

Total comprehensive income	—	—	—	14,775	(11,849)	—		—	2,926

Issuance of 708,371 shares of common stock in purchase business combinations	—	708	3,909	—	—	—			4,617
Exercise of 64,356 stock options	—	64	156	—	—	—		—	220
Increase in unearned compensation	—	—	—	—	—	(2,978)		—	(2,978)
Dividends paid	—	—	—	(1,374)	—	—		—	(1,374)

Balance at December 31, 1999	—	37,302	72,942	71,218	(11,239)	(3,175)		—	167,048
Net loss	—	—	—	(4,454)	—	—		—	(4,454)
Change in unrealized gain on available-for-sale securities	—	—	—	—	12,075	—		—	12,075

Total comprehensive income	—	—	—	(4,454)	12,075	—		—	7,621

Issuance of 393,477 shares of common stock in purchase business combinations	—	393	2,332	—	—	—		2,725
Issuance of 570,903 shares of common stock in extinguishment of Company debentures	—	571	199	—	—	—		—	770
Exercise of 19,698 stock options	—	20	50	—	—	—		—	70
Purchase of 800,000 shares of treasury stock								(5,795)	(5,795)
Increase in unearned compensation	—	—	—	—	—	(627)		—	(627)
Dividends paid ($.08 per common share)	—	—	—	(2,566)	—	—		—	(2,566)

Balance at December 31, 2000	$—	$38,286	$75,523	$64,198	$836	$(3,802)		$(5,795)	$169,246

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2000, 1999 and 1998
(Dollars in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net earnings (loss)	$(4,454)	$14,775	$20,666
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,673	11,586	5,111
Losses (gains) on the sale of securities	1,927	429	(521)
Gains on the sale of loans	(5,335)	(4,116)	(2,427)
Decrease in goodwill on closure of separate mortgage subsidiary	13,978	—	—
Depreciation and amortization	8,663	7,176	5,164
Amortization of investment securities premium, net	(118)	445	(524)
Loss (gain) on the sale of assets, net	516	(510)	(85)
Deferred income taxes	(2,490)	(2,769)	(761)
Net decrease (increase) in trading securities	5,931	(5,431)	663
Change in unrealized losses on trading securities	49	37	399
Origination of loans held for sale, net of repayments	(350,894)	(276,993)	(184,543)
Proceeds from sale of loans held for sale	371,708	271,058	136,578
Other changes:
Accrued interest and other assets	(771)	(6,437)	(5,388)
Accrued interest and other liabilities	3,350	(5,740)	(2,417)

Net cash provided (used in) by operating activities	46,733	(3,510)	(28,085)

Cash flows from investing activities:
Net increase in loans	(149,604)	(194,118)	(158,891)
Principal collections and proceeds from sales and maturities of available for sale securities	240,533	172,848	215,663
Purchases of available-for-sale securities	(303,516)	(172,541)	(223,894)
Principal collections and proceeds from maturities of held-to-maturity securities	4,466	2,109	2,399
Purchases of held-to-maturity securities	(1,000)	(2,885)	(1,995)
Net additions to premises and equipment	(3,865)	(10,464)	(11,771)
Proceeds from the sale of other assets	1,907	516	233
Cash paid, net of cash received, in acquisitions	—	(17,404)	(3,213)

Net cash used in investing activities	(211,079)	(221,939)	(181,469)

Cash flows from financing activities:
Increase in deposits	127,723	118,645	142,271
Increase (decrease) in securities sold under agreements to repurchase	37,103	2,810	(498)
Proceeds from borrowings	151,577	39,446	95,246
Principal payments on borrowings	(40,769)	(21,520)	(20,976)
(Decrease) increase in federal funds purchased, advances, and other short-term borrowings	(112,722)	12,448	(7,013)
Proceeds from the issuance of guaranteed preferred beneficial interests in Company's debentures	—	37,550	16,249
Purchase of minority interest	—	(61)	(855)
Purchase of treasury stock	(5,795)	—	—
Proceeds from the issuance of common stock	70	220	2,111
Dividends paid	(2,566)	(1,374)	(4,712)

Net cash provided by financing activities	154,621	188,164	221,823

Increase (decrease) in cash and cash equivalents	(9,725)	(30,264)	12,269
Cash and cash equivalents, beginning of year	$128,616	$158,880	$146,611

Cash and cash equivalents, end of year	$118,891	$128,616	$158,880

Supplemental disclosures of cash flow information:
Cash paid for interest	$114,950	$88,445	$78,706
Income taxes paid	1,662	10,187	8,743

Noncash financing activities
Issuance of common stock in extinguishment of company debentures	$770	$—	$—
Issuance of common stock to acquire minority interests	2,725	—	—
Noncash activities related to purchase acquisitions
Operating activities:
Increase in Investments	$—	$22,436	$47,949
Increase in loans and mortgages held for sale	—	71,388	37
Increase in land, buildings, and equipment	—	2,463	2,539
Financing activities:
Increase in deposits	—	34,023	126,981
Increase in borrowings	—	68,072	8,751

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000, 1999 AND 1998

(1) Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies, collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

Nature of Operations

    The Company is a multi-bank holding company that owns and operates community banks located in Kansas, Missouri, Florida, and Oklahoma. The banks provide a full range of commercial and consumer financial services. The Company owns and operates an insurance division, a full-service broker/dealer and investment firm, an information technology service organization and a trust company. The Company has determined that its financial services businesses are a single operating segment.

Estimates

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities

    The Company classifies investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity. All other securities are classified as available-for-sale.

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

    The Company generally does not retain mortgage servicing rights. Sales of mortgage servicing rights are recorded when title has passed, substantially all risks and rewards of ownership have irrevocably passed to the buyer, and any recourse is minor and can be reasonably estimated. Any gains or losses from such sales are recorded at the sale date. Mortgage servicing rights held for sale at December 31, 1999 totaled $6,508,000. The Company sold its entire portfolio of mortgage servicing rights during 2000, and the gain of $800,000 reduced goodwill related to the acquisition of servicing rights.

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

Goodwill

    The excess cost over fair value of the net assets acquired of purchased businesses is being amortized on a straight-line basis generally over twenty years. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of asset carrying values, including goodwill, using estimates of undiscounted cash flows over remaining asset lives. Any impairment loss is measured by the excess of carrying values over fair values.

Other Income and Other Expense

    Significant items included in "Other Income":

	2000	1999	1998
Information technology services	$2,608	$2,655	$—
Trust fees	2,345	1,665	549
Merchant fees	1,243	1,091	750
Other income	4,006	5,091	2,830

	$10,202	$10,502	$4,129

    Significant items included in "Other Expense":

	2000	1999	1998
Professional services	$3,102	$3,185	$4,413
Data processing expense	2,740	2,215	2,084
Other	15,869	16,897	15,397

	$21,711	$22,297	$21,894

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

    During 1998, the Company acquired Citizens Bank of Tulsa ("Citizens"), which had been taxed as a Subchapter S corporation in 1998. The consolidated statements of earnings for 1998 includes pro forma tax expense, net earnings, and earnings per share as if that company had been subject to income taxes at corporate rates. Distributions made by Citizens to its stockholders to provide for the payment of taxes by the stockholders on the earnings of Citizens are recorded as dividends in the accompanying consolidated financial statements.

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

	2000	1999	1998
Weighted average common shares outstanding	37,623	37,371	36,397
Stock options	30	158	187

	37,653	37,529	36,584

Future Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities in June 1998. This statement, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000. This adoption did not have a significant impact on its consolidated financial position or its future results of operations.

Consolidation/Repositioning/Pooling/Mortgage Subsidiary Closing Expense

    During 1999 and 2000, the Company consolidated its Kansas and Oklahoma banks into a single statewide organization. The plan for the consolidation was formed with the intention to reposition the Company to improve service to its customers, achieve higher profitability and enhance its visibility in each state.

    The plan primarily involved exiting certain duplicate branch banking facilities resulting in asset write-downs to estimated fair value, eliminating duplicate backroom functions, abandoning certain leases and reducing the number of full-time employees. Accordingly, the Company recognized repositioning expenses of $4,024,000 and $4,630,000 in 2000 and 1999 respectively. Details of the Kansas and Oklahoma repositioning accrual are as follows (in thousands):

		Year 1999			Year 2000
	Accrued at December 31, 1998			Accrued at December 31, 1999			Accrued at December 31, 2000
		Expense	Paid		Expense	Paid
Salaries, benefits and severance	$—	$1,316	$764	$552	$1,421	$1,581	$392
Asset write-downs and lease abandonments	—	2,003	1,188	815	799	1,590	24
Other repositioning expenses	—	1,311	831	480	1,804	2,057	227

	$—	$4,630	$2,783	$1,847	$4,024	$5,228	$643

    During the first quarter of 2000, the Company acquired the three financial institutions described in footnote 2. Since these acquisitions were accounted for as poolings of interests, the expenses related to these acquisitions were charged to earnings in 2000. These expenses totaled $9.0 million and were primarily composed of legal, accounting, severance, lease terminations, asset write-downs and data processing conversions.

    During the fourth quarter of 2000, the Company announced it would close its separate mortgage banking subsidiary, Gold Banc Mortgage. As a result of this decision, the Company recorded expenses of $19.8 million in 2000. Details of the expense recorded and accrued amounts at December 31, 2000 are as follows (in thousands):

		Year 2000
	Accrued at December 31, 1999			Accrued at December 31, 2000
		Expense	Paid
Salaries, benefits and severance	$—	$480	$139	$341
Asset and goodwill write- downs and lease abandonments	—	14,783	14,530	253
Other closing expenses	—	4,540	3,047	1,493

	$—	$19,803	$17,716	$2,087

(2) Mergers and Acquisitions

    During 2000, 1999 and 1998, the Company completed the following acquisitions:

Company	Date of acquisition	Total assets(1)	Method of Accounting
Country Bancshares	March 2000	$553	Pooling
American Bancshares	March 2000	472	Pooling
First Business Bancshares	March 2000	131	Pooling
Linn County Bank, LaCygne, Kansas	December 1999	52	Purchase
Regional Investment Co., Kansas City, Missouri	August 1999	58	Purchase
CompuNet Engineering, LLC, Lenexa, Kansas	March 1999	2	Purchase
Citizens Bank of Tulsa, Oklahoma	December 1998	225	Pooling
The Trust Company, St. Joseph, Missouri	December 1998	1	Pooling
First State Bank & Trust Co., Pittsburg, Kansas	October 1998	112	Pooling
Tri-County National Bank, Washington, Kansas	August 1998	44	Purchase
Peoples State Bank, Colby, Kansas	August 1998	21	Pooling
Farmers State Bank, Sabetha, Kansas	July 1998	48	Purchase
First National Bank in Alma, Kansas	February 1998	30	Purchase
Midwest Capital Management	January 1998	10	Purchase

(1)
Assets at acquisition date, in millions.

    During March 2000, the Company acquired CountryBanc Holding Company of Edmond, Oklahoma ("CountryBanc"), First Business Bancshares of Kansas City, Inc. of Kansas City, Missouri ("First Business") and American Bancshares, Inc. of Bradenton, Florida ("American"). The Company issued 9,540,048 shares of common stock to acquire CountryBanc, 2,708,565 shares of common stock to acquire First Business and 8,319,131 shares of common stock to acquire American. Included in the shares issued to acquire First Business are 393,437 shares issued to acquire a 14% minority interest in First Business Bank, a subsidiary of First Business, held by third parties. The total value of the CountryBanc, First Business and American stock-for-stock acquisitions was approximately $76 million, $20 million and $55 million, respectively. The acquisitions, except for the 14% minority interest held by third parties in the First Business acquisition, were accounted for as poolings of interests. The acquisition of the 14% minority interest was accounted for as a purchase. Goodwill of $1,293,000 was recorded in connection with the transaction.

    Total consideration paid for the bank and financial services companies acquired in 1999 using the purchase method aggregated $27,640,000 consisting of cash and notes payable of $22,963,000 and 708,371 shares of common stock. Operations of the companies acquired in 1999 have been included in consolidated net earnings of the Company since their date of acquisition. The combined effect of acquired companies in 1999 was to reduce net earnings by $689,000, or $0.01 per share. Goodwill recorded in connection with these acquisitions totaled $24,422,000.

    Total consideration paid for the banks and financial services companies acquired in 1998 using the purchase method aggregated $22,400,000, consisting of cash of $12,500,000 and 1,292,000 shares of common stock. Operations of the companies acquired in 1998 have been included in the consolidated net earnings of the Company since their date of acquisition with an insignificant effect on 1998 net earnings. Goodwill recorded in connection with these acquisitions totaled $10,254,000.

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

	Year ended December 31,
	1999	1998
Net interest income after provision for loan losses	$78,948	$76,488

Net earnings	$14,373	$22,567

Basic net earnings per share	$.38	$.62

    The Company issued 19,411,000 shares in connection with the acquisition of banks in 2000 using the pooling method. The Company's results of operations and financial position were restated for all periods prior to these acquisitions to include these companies operating results and financial condition as if they had always been combined with the Company for all periods.

    The Company issued 5,745,000 shares in connection with the acquisition of banks in 1998 using the pooling method. The Company's results of operations and financial position were restated for all periods prior to these acquisitions to include the acquired companies' operating results and financial condition as if they had always been combined with the Company for all periods.

(3) Investment Securities

    The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities by major security type at December 31, 2000 and 1999 are as follows (in thousands):

	2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
U. S. treasury and agency securities	$279,032	$2,000	$(401)	$280,631
Obligations of states and political subdivisions	59,625	2,819	(33)	62,411
Mortgage-backed securities	142,817	558	(2,225)	141,150
Other	35,502	12	(1,383)	34,131

Total	$516,976	$5,389	$(4,042)	$518,323

Held-to-maturity:
U. S. treasury and agency Securities	$1,000	$1	$—	$1,001
Obligations of states and political subdivisions	2,080	86	—	2,166
Mortgage-backed securities	1,313	1	38	1,276

Total	$4,393	$88	$38	$4,443

	1999
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
U. S. treasury and agency securities	$260,053	$27	$(7,686)	$252,394
Obligations of states and political subdivisions	67,341	28	(2,869)	64,500
Mortgage-backed securities	105,390	2	(5,887)	99,505
Other	32,027	16	(1,154)	929

Total	$464,811	$73	$(17,596)	$438,043

Held-to-maturity:
U. S. treasury and agency securities	$2,909	$—	$(58)	$2,851
Obligations of states and political subdivisions	3,062	—	(40)	3,022
Mortgage-backed securities	1,903	—	(65)	1,838

Total	$7,874	$—	$(163)	$7,711

    Other securities classified as available-for-sale consist primarily of restricted stock in the Federal Reserve Bank, Federal Home Loan Banks, Kansas Venture Capital Company that are required to be maintained by the Company as well as certain other debt and equity securities.

    The amortized cost and estimated fair values of investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$1,744	$1,751	$68,073	$68,361
Due after one year through five years	621	630	181,779	183,374
Due after five years through ten years	285	297	49,040	50,277
Due after ten years	430	489	39,765	41,030
Mortgage-backed securities	1,313	1,276	142,817	141,150
Other	—	—	35,502	34,131

Total	$4,393	$4,443	$516,976	$518,323

    Total proceeds resulting from the sale of available-for-sale securities were $155,381,000 for the year ended December 31, 2000. Gross gains and losses of approximately $387,000 and $2,314,000, respectively, were realized on these sales.

    The Company's trading securities consist of a segregated portfolio of equity securities purchased with the intent to actively manage and trade such securities frequently.

    At December 31, 2000 and 1999, investment securities with fair values of approximately $328,708,000 and $206,807,000 were pledged to secure public deposits and for other purposes.

(4) Loans

    Loans are summarized as follows (in thousands):

	2000	1999
Real estate—mortgage	$769,118	$700,497
Real estate—construction	188,118	114,425
Commercial	535,258	504,393
Agricultural	202,714	210,985
Consumer and other	116,879	139,988

	1,812,087	1,670,288
Allowance for loan losses	(26,180)	(26,038)

	$1,785,907	$1,644,250

    Loans made to directors and executive officers of Gold Banc and its subsidiaries were $29,960,000 and $19,222,000 at December 31, 2000 and 1999, respectively. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization. Changes in such loans for 2000 were as follows (in thousands):

Balance at December 31, 1999	$19,222
Additions	38,378
Amounts collected	(27,640)

Balance at December 31, 2000	$29,960

    Nonaccrual loans approximated $19,853,000 and $6,324,000 at December 31, 2000 and 1999, respectively. The interest income not recognized on nonaccrual loans was approximately $1,381,000, $658,000, and $420,000 in 2000, 1999, and 1998, respectively. Impaired loans, excluding nonaccrual loans, were not significant at December 31, 2000 and 1999.

    The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The Company's banking subsidiaries are located throughout the states of Kansas, Oklahoma, Missouri, and Florida; therefore, the Company's loan portfolio has no unusual geographic concentrations of credit risk beyond the markets it serves.

    Activity in the allowance for loan losses during the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands):

	2000	1999	1998
Balance at beginning of year	$26,038	$20,141	$16,455
Allowance of acquired banks (purchase method)	—	2,126	2,366
Provision for loan losses	4,673	11,586	5,111
Charge-offs	(6,475)	(9,578)	(5,438)
Recoveries	1,944	1,763	1,647

Balance at end of year	$26,180	$26,038	$20,141

(5) Premises, Equipment and Leases

    Premises and equipment are summarized as follows (in thousands):

	2000	1999
Land	$5,313	$5,139
Buildings and leasehold improvements	48,498	38,470
Furniture, fixtures, and equipment	26,796	33,537
Automobiles	374	233

Subtotal	80,981	77,379
Accumulated depreciation and amortization	20,355	14,419

	$60,626	$62,960

    Depreciation expense totaled $6,199,000 $5,180,000, and $4,555,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

    The majority of the Company's operations are conducted in premises owned by the Company. In some cases, leases have been entered into for equipment and space with terms that generally do not exceed 10 years. Following is a schedule, by year, of future minimum lease payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2000 (in thousands):

Year	Amount
2001	$1,179
2002	1,106
2003	799
2004	740
2005	663
Thereafter	46

Total minimum payments required	$4,533

    The Company records rent expense on a straight-line basis over the term of the lease. Rent expense amounted to approximately $693,000, $857,000 and $586,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and is included in net occupancy expense in the accompanying consolidated statements of operations.

(6) Deposits

    Deposits are summarized as follows (in thousands):

	2000	1999
Demand:
Noninterest bearing	$270,137	$271,134

Interest-bearing:
NOW	287,583	273,220
Money market	258,577	297,275

	546,160	570,495

Total demand	816,297	841,629
Savings	108,225	88,203
Time	1,209,355	1,076,322

	$2,133,877	$2,006,154

    Time deposits include certificates of deposit of $100,000 and greater totaling $349,233,000 and $261,513,000 at December 31, 2000 and 1999, respectively.

    Principal maturities of time deposits at December 31, 2000 were as follows (in thousands):

Year	Amount
2001	$926,240
2002	210,120
2003	36,058
2004	16,568
2005	18,173
Thereafter	2,196

$1,209,355

(7) Securities Sold Under Agreements to Repurchase

    Data concerning securities sold under agreements to repurchase was as follows (in thousands):

	2000	1999
Average monthly balance during the year	$76,987	$43,985

Maximum month-end balance during the year	$95,335	$57,670

    At December 31, 2000, such agreements were secured by investment and mortgage-backed securities. Pledged securities are maintained by a safekeeping agent under the direction of the Company.

(8) Federal Funds Purchased and Other Short-term Borrowings

    Following is a summary of federal funds purchased and other short-term borrowings at December 31, 2000 and 1999 (in thousands):

	2000	1999
Advances under a $25 million line of credit from LaSalle National Bank, interest at LaSalle's prime rate (8.74% at December 31, 2000), maturing on July 1, 2001, secured by subsidiary stock	$8,000	$5,000
Advances under a mortgage loan warehouse line of credit, terminated in 2000	—	33,390
Notes payable, secured by certain trading securities, weighted average interest of 8.65% on margin account	3,090	9,118
Notes payable of Gold Banc Corporation, Inc. Employee Stock Ownership Plan, weighted average interest of 8.36% at December 31, 2000, secured by 322,924 shares of company stock	3,802	3,175
Federal Home Loan Bank (FHLB) advances secured by qualifying one-to-four family mortgage loans, weighted average interest of 6.32%	9,279	40,100
Federal funds purchased and other borrowings, weighted average interest rate of 3.99% at December 31, 2000	480	45,963

	$24,654	$136,746

(9) Long-term Debt and Trust Preferred Debentures

    Following is a summary of long-term borrowings at December 31, 2000 and 1999 (in thousands):

	2000	1999
FHLB borrowings by subsidiary banks bearing weighted average fixed interest rates of 5.99% at December 31, 2000 secured by qualifying one-to-four family mortgage loans	$190,383	$78,839
Notes payable to former stockholders of acquired company, interest rate of 7% at December 31, 2000, maturing August 2, 2002	4,080	4,080
Notes payable to former partners of acquired company at Gold Bank's floating prime rate, paid January 1, 2001 (9.50% as of December 31, 2000)	22	44
Notes payable of subsidiary to former stockholders of acquired company, interest rate of 8% at December 31, 2000, maturing October 1, 2002	76	52
Notes payable to Union Bank and Trust Company on a fixed interest rate of 7.75% at December 31, 2000, maturing October 17, 2006	6,000	3,500
Notes payable to Firstar Bank interest at LIBOR plus 2% repaid in July 2000	—	3,231

	$200,561	$89,753

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

    On June 9, 1999, GBCI Capital Trust II (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $37.6 million of 9.12% Preferred Securities. The Trust used the net proceeds from the offering to purchase a like amount of 9.12% Junior Subordinated Deferrable Interest Debentures of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. Total expenses associated with the offering approximated $1.5 million are included in "Other Assets" and are being amortized on a straight-line basis over the life of the debentures.

    The Preferred Securities accrue and pay distributions quarterly at annual rates of 8.75% (GBCI Capital Trust) and 9.12% (GBCI Capital Trust II) of the stated liquidation amount of $25 per Preferred Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities.

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

    On July 17, 1998, ABI Capital Trust ("ABI"), a Delaware business trust acquired by the Company in the American Bancshares, Inc. acquisition, completed the sale of $16.3 million of 8.50% Preferred Securities. The trust used the net proceeds from the offering to purchase a like amount of 8.50%

Junior Subordinated Deferrable Interest Debentures of the Company. The Debentures are the sole assets of ABI and are eliminated along with the related income statement effects, in the consolidated financial statements.

    The Preferred Securities of ABI accrue and pay distributions quarterly at the annual rate of 8.50% of the stated liquidation amount of $10 per Preferred Security. The Company has fully and unconditionally guaranteed all the obligations of ABI. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities.

    The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on June 30, 2028. The Company has the right to redeem the Debentures, in whole or in part, on or after June 30, 2003, at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

    Principal maturities of long-term borrowings, including preferred securities, at December 31, 2000 are as follows (in thousands):

Year	Amount
2001	$1,459
2002	5,599
2003	1,755
2004	13,406
2005	40,750
Thereafter	220,141

$283,110

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

(10) Income Taxes

    Income tax expense (benefit) related to operations for 2000, 1999, and 1998 is summarized as follows (in thousands):

	Current	Deferred	Total
2000:
Federal	$6,235	$(992)	$5,243
State	1,530	(1,498)	32

	$7,765	$(2,490)	$5,275

1999:
Federal	$9,261	$(2,723)	$6,538
State	1,408	(46)	1,362

	$10,669	$(2,769)	$7,900

1998:
Federal	$6,547	$(698)	$5,849
State	1,006	(63)	943

	$7,553	$(761)	$6,792

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):

	2000	1999
Deferred tax assets:
Allowance for loan losses	$8,847	$6,363
Unrealized loss on AFS securities	45	6,403
Repositioning costs	1,361	1,224
Net operating loss carryovers	837	1,039
Other	655	862

Total deferred tax assets	11,745	15,891

Deferred tax liabilities:
FHLB stock dividends	449	284
Premises and equipment	5,233	3,957
Mortgage servicing assets	0	1,585
Other	953	1,087

Total deferred tax liabilities	6,635	6,913

Net deferred tax asset, included in "Other Assets"	$5,110	$8,978

    A valuation allowance for deferred tax assets was not necessary at December 31, 2000 or 1999 due to the Company's past and expected profitability. The net operating loss carryforward of an acquired business expires through 2018.

    A reconciliation of expected income tax expense based on the statutory rate of 35% for 2000, 1999 and 1998, respectively, to actual tax expense for 2000, 1999, and 1998 is summarized as follows (in thousands):

	2000	1999	1998
Expected federal income tax expense	$287	$7,936	$9,610
Income of flow through entity	—	—	(2,063)
Tax-exempt interest	(1,192)	(1,040)	(731)
State taxes, net of federal tax benefit	21	893	880
Goodwill amortization	768	578	313
Write off of goodwill	4,671	—	—
Acquisition and pooling expenses	899	—	—
Change in tax status	—	—	(500)
Other	(179)	(467)	(717)

	$5,275	$7,900	$6,792

    Citizens Bank of Tulsa (Citizens), acquired in a pooling in December 1998, was taxed as a Subchapter S corporation prior to the date of acquisition. As a Subchapter S corporation, Citizens was not subject to federal or state income taxes; rather, such income was included in the taxable income of the stockholders. The accompanying consolidated statement of earnings for 1998 includes pro forma tax expense, net earnings, and earnings per share as if Citizens had not been a Subchapter S corporation and had accrued corporate income tax expense. The effect of the nontaxable income is reflected in the table above as "Income of flow through entity." In connection with the acquisition, Citizens' tax status was changed and, from the date of acquisition forward, such earnings are subject to income tax. As a result, deferred tax assets aggregating $500,000 were recorded and are reflected in the table above as "change in tax status." Cash distributions to Citizens shareholders of $3,970,000 for the year ended December 31, 1998 are reflected as dividends in the accompanying consolidated financial statements.

(11) Employee Benefit Plans

    The Gold Banc Corporation, Inc. Employee Stock Ownership Plan (ESOP) was formed to acquire shares of Company common stock for the benefit of all eligible employees. During 1999, the ESOP borrowed $3,018,000 from an unaffiliated bank to purchase 277,200 shares of Company common stock. At December 31, 2000, the ESOP borrowings totaled $3,802,000 secured by 310,174 unallocated shares of Company common stock. The ESOP will repay the debt with contributions and dividends received from the Company. Accordingly, the Company has recorded the obligation with an offsetting amount of unearned compensation included in stockholders' equity in the accompanying consolidated balance sheets. The amount of annual contributions from the Company is determined by the Board of Directors. Contributions were approximately $795,400, $55,000, and $56,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The 2000 contribution was used to make principal payments of $373,000 and, in connection with those payments, 52,999 shares were released to participants.

    The Company has a 401(k) savings plan for the benefit of all eligible employees. Effective January 1, 1998, the Company matched 50% of employee contributions up to 5% of base compensation, subject to certain Internal Revenue Service limitations. Contributions charged to salaries and employee benefits expense were $922,000, $701,000 and $596,000 for 2000, 1999 and 1998, respectively.

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

	2000		1999		1998
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at Beginning of Year	806,287	8.71	627,309	5.94	246,112	5.97
Granted	235,920	6.08	261,266	9.83	390,287	9.39
Forfeited	(68,746)	3.53	(17,932)	6.09	(8,264)	5.07
Exercised	(19,749)	9.72	(64,356)	7.44	(826)	5.07

Outstanding at End of Year	953,712	8.09	806,287	8.71	627,309	5.94

Options exercisable at year end	569,152	6.83	514,786	5.30	439,309	6.34

    The following table summarizes information about the Plans' stock options at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.21 - 18.375	953,712	7.75 years	$8.09	569,152	$6.83

    The Company, in accounting for its plan, does not record compensation expense related to its option plan in the accompanying consolidated financial statements. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date, the Company's net earnings and diluted earnings per share would have been decreased by approximately $151,000 in 2000 and $565,000 ($.02 per share) in 1999. The compensation cost would have no effect on earnings per share in 2000. The weighted average fair values of the options granted in 2000 are estimated using an option-pricing model with the following assumptions: volatility of 46.4%, expected dividend yield of 8.45%, risk-free interest rate of 6.5%, and an expected life of ten years.

(12) Financial Instruments With Off-Balance Sheet Risk

    Financial instruments, which represent off-balance sheet credit risk, consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $382,920,000 at December 31, 2000. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

    The estimated fair value of the Company's financial instruments is as follows (in thousands):

	2000		1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Investment securities	$525,981	$526,031	$455,162	$454,999

Mortgage and student loans held for sale	$134,081	$134,081	$149,560	$149,560

Loans	$1,785,907	$1,781,114	$1,644,250	$1,635,335

Deposits	$2,133,877	$2,133,877	$2,006,154	$2,006,154

Securities sold under agreements to repurchase	$78,975	$78,975	$41,872	$41,872

Federal funds purchased, and other short-term borrowings	$24,654	$24,654	$136,746	$136,746

Long-term debt	$283,110	$287,584	$173,072	$173,072

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  •
  Investment securities—Various methods and assumptions were used to estimate fair value of the investment securities. For investment securities, excluding other securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The carrying value of other securities approximates fair values.

  •
  Mortgage loans held for sale—The fair value of mortgage and student loans held for sale equals the contractual sales price agreed-upon with third-party investors.

  •
  Loans—For certain homogenous categories of loans, such as some Small Business Administration guaranteed loans, student loans, residential mortgages, consumer loans, and commercial loans, fair value is estimated using quoted market prices for similar loans or securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  •
  Deposits—The fair value of demand deposits, savings accounts, and money market deposits are the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

  •
  Federal funds purchased and other short-term borrowings—For these instruments, the current carrying amount is a reasonable estimate of fair value.

  •
  Long-term debt—The fair value of long-term debt is estimated using discounted cash flow analyses based on the Company's and subsidiaries' current incremental borrowing rates for similar types of borrowing arrangements.

  •
  Commitments to extend credit and irrevocable letters of credit—The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of letters of credit is based on the fees currently charged for similar agreements. These instruments were determined to have no positive or negative market value adjustments and are not listed in the following table.

  •
  Loans sold with recourse—The fair value of loans sold with recourse is limited to the contractual amount of the loans required to be repurchased. Loans currently under the recourse provision have been sold to investors within the last twelve months. Because the recourse provisions have not yet expired, it is impractical to determine the fair value; however, it is not believed they would have a material market value adjustment.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

(14) Capital Adequacy

    Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below on a consolidated basis, dollars in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. At December 31, 2000 and 1999, total risk-based and Tier 1 capital includes approximately $55,800,000 of Trust Preferred Debentures which is permitted under regulatory guidelines. Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2000:
Total risk-based capital (to risk-weighted assets)	$242,512	11.41%	$170,080	8.00%	$212,600	10.00%
Tier 1 capital (to risk-weighted assets)	189,618	8.92	85,040	4.00	127,560	6.00
Tier 1 capital (to average assets)	189,618	7.16	106,003	4.00	132,504	5.00

At December 31, 1999:
Total risk-based capital (to risk-weighted assets)	$238,918	12.20%	$155,580	8.00%	$194,385	10.00%
Tier 1 capital (to risk-weighted assets)	189,759	9.76	77,754	4.00	116,631	6.00
Tier 1 capital (to average assets)	189,759	7.55	93,603	4.00	117,004	5.00

(15) Parent Company Condensed Financial Statements

    Following is condensed financial information of the Company as of December 31, 2000 and 1999 and for the three years ended December 31, 2000 (in thousands):

Condensed Balance Sheets
December 31, 2000 and 1999

	2000	1999
Assets
Cash	$2,188	$5,484
Investment securities	1,230	2,817
Investment in subsidiaries	239,237	234,923
Other	11,284	10,256

Total assets	$253,939	$253,480

Liabilities and Stockholders' Equity
Guaranteed preferred beneficial interests in Company's debentures	$66,300	$66,300
Borrowings	17,933	14,306
Other	460	5,826
Stockholders' equity	169,246	167,048

Total liabilities and stockholders' equity	$253,939	$253,480

Condensed Statements of Operations
Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Dividends from subsidiaries	$38,018	$3,500	$1,114
Management fees from subsidiaries	2,321	—	—
Interest income	291	584	525
Unrealized (losses) on trading securities	(49)	(79)	(399)
Other income (expense), net	(13,357)	11,490	(6,835)

Income (loss) before equity in undistributed earnings of subsidiaries	27,224	(7,485)	(5,595)
Equity in undistributed earnings of subsidiaries	(35,980)	18,331	23,826

Earnings (loss) before income tax (benefit)	(8,756)	10,846	18,231
Income tax (benefit)	(4,302)	3,929	2,435

Net earnings (loss)	$(4,454)	$14,775	$20,666

Condensed Statements of Cash Flows

Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities:
Net earnings (loss)	$(4,454)	$14,775	$20,666
Equity in undistributed earnings of subsidiaries	35,980	(18,331)	(23,826)
Net change in trading securities	45	919	87
Other	(7,470)	101	(2,703)

Net cash provided by (used in) operating activities	24,101	(2,536)	(5,776)
Cash flows from investing activities:
Net change in held-to-maturity securities	—	—	76
Net change in available-for-sale securities	1,542	3	3,586
Net change in loans	1,324	(2,824)	—
Net additions to premises and equipment	(875)	655	565
Capital contributions to subsidiaries	(24,724)	(15,478)	(20,209)
Cash received (paid) for acquisitions	—	(18,717)	3,659

Net cash (used in) investing activities	(22,733)	(36,361)	(12,323)
Cash flows from financing activities:
Net change in borrowings	3,627	6,220	5,443
Purchase of treasury stock	(5,795)	—	—
Proceeds from the issuance of common stock	70	220	2,111
Issuance of subordinated debentures	—	37,550	—
Payment of dividends	(2,566)	(1,374)	(4,712)

Net cash provided by (used in) financing activities	(4,664)	42,616	2,842

Net increase (decrease) in cash	(3,296)	3,719	(15,257)
Cash at beginning of year	5,484	1,765	17,022

Cash at end of year	$2,188	$5,484	$1,765

    The primary source of funds available to the Company is the payment of dividends by the subsidiaries and borrowings. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 2000, the subsidiaries could pay dividends of $20,062,000 without prior regulatory approval.

(16) Litigation

    Gold Bank (formerly Exchange National Bank) was one of several named defendants in a number of lawsuits brought on behalf of persons who purchased distributorships from an entity known as Parade of Toys. Gold Bank has reached an agreement to settle all claims pending against it, the Bank will pay $62,500. In return, the 263 plaintiffs who sued the Bank in state court in Johnson County, Kansas, will dismiss their claims with prejudice and will release the Bank from any liability relating to Parade of Toys.

    The settlement agreement is in the process of being documented.

    Gold Banc is prosecuting a claim against Brad D. Ives, David W. Murrill and Robert E. McGannon ("Respondents") relating to its acquisition of Regional Holding Company, Inc. ("Regional Holding"), which was filed before the American Arbitration Association in June 2000. Gold Banc purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999 for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the "Stock Purchase Agreement"), between Gold Banc, Regional Holding and the Respondents. Gold Banc has asserted a contractual claim against Respondents for breach of the representations and warranties made in the Stock Purchase Agreement, and seeks damages in the amount of $6.5 million and for its attorney's fees, costs and other expenses incurred in the arbitration proceeding.

    Respondents have answered Gold Banc's claim and have denied that Gold Banc is entitled to any of the relief requested. In addition, each Respondent has asserted a counterclaim against Gold Banc for breach of certain Non-Negotiable Promissory Notes (collectively the "Notes"), as amended, that were issued to each Respondent as part of the purchase price in the Regional Holding acquisition. The Notes totaled $4.08 million. The Respondents claim they have made a demand for payment and that such payment has not been made in accordance with the terms of the respective Notes. The Respondents have prayed for repayment of the entire principal balance of the Notes, plus accrued interest on the Notes, plus all attorney's fees, costs and expenses incurred in asserting their claims. Respondents also sought a declaratory judgment that Gold Banc is not entitled to set-off its claim against the Notes and that payments under the Notes were due immediately, or in the alternative, that payments due under the Notes should be paid into an escrow account pending resolution of the claims. The Arbitration Panel denied Respondents' requests for early resolution of their set-off claims, and ruled that the issue should be determined with the merits of the case.

    In the arbitration proceeding, Respondents also asserted a counterclaim for fraud against Gold Banc making unspecified claims that Gold Banc failed to disclose material information and made misrepresentations in connection with the issuance of the Notes as amended in December 1999. The Respondents have prayed for compensatory monetary damages and punitive damages with respect to the fraud claim. Gold Banc denies Respondents' fraud claim, and asserts affirmative defenses.

    In September 2000, Respondents asserted a similar fraud claim in a Petition against Gold Banc Mortgage, Inc. ("GBM"), Jerry Bengtson (President of GBM) and Michael Gullion (CEO of Gold Banc) in the Circuit Court of Jackson County, Missouri. In the state court case, Respondents claim that the defendants misrepresented or did not disclose the intention of Gold Banc at the time of amendments to the Notes and certain employment agreements with Respondents ("Employment Agreements") in December 1999. Respondents claim that Gold Banc at that time intended to set-off claims of Gold Banc against Gold Banc's obligations under the amended Notes, but misrepresented or failed to disclose this intention. Respondents seek damages in an unspecified amount in excess of $25,000. Respondents' Petition also seeks a declaratory judgment that the placing of Respondent McGannon on administrative leave during the course of the arbitration constituted a constructive termination entitling McGannon to certain rights under his employment agreement. Defendants GBM, Bengston and Gullion have answered the Petition, denying Respondents' claims, and asserting affirmative defenses. Concerning the claim for declaratory judgment by Respondent McGannon, defendants also contend that the claim is moot in that McGannon has subsequently been terminated, and no justiciable dispute remains concerning his entitlement to rights under the employment agreement upon termination.

    Gold Banc also gave Respondents a notice invoking an alternative dispute resolution procedure ("ADR Procedure") specified in Section 2.3 of the Stock Purchase Agreement. The ADR Procedure provides a mechanism for resolving disputes over the application of generally accepted accounting principals to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. Gold Banc demanded that the Respondents join in submitting the accounting dispute to Ernst & Young LLP, in accordance with the terms of ADR Procedures specified in the Stock Purchase Agreement. Although Respondents initially refused to join with Gold Banc in submitting the dispute to Ernst & Young, and sought a declaratory judgment that Gold Banc failed to proceed timely under ADR Procedures of the Stock Purchase Agreement, the Arbitration panel ruled that the matter shall be submitted to Ernst & Young as requested by Gold Banc.

    Gold Banc believes that its claims and defenses in these matters are strong and that Respondents' claims and defenses are without merit. However, neither Gold Banc nor its counsel can predict with certainty the likely outcome of the proceedings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item concerning the directors of the Company is incorporated herein by reference, under the caption "Election of Directors", from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 2001, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

    The information required by this Item concerning the executive officers of the Company is incorporated herein by reference from Item 1 of this form 10-K.

    The information required by this Item concerning beneficial ownership reporting compliance of the Company is incorporated herein by reference, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance", from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 2001 to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item concerning remuneration of the Company's officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 2001, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 2001, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 2001, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.

(a	)	Exhibits
3.1		Restated Articles of Incorporation of the Company. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
3.2		Certificate of Amendment to Restated Articles of Incorporation. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-4 No. 333-28563 and the same is incorporated herein by reference.)
3.3		Amended and Restated Bylaws of the Company. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-4 No. 333-91559 and the same is incorporated herein by reference.)
4.1		Form of Common Stock Certificate. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
4.2		Rights Agreement dated October 13, 1999, between the Company and American Stock Transfer and Trust, as Rights Agent. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed October 15, 1999 and the same is incorporated herein by reference.)
9.1		Proxy Agreement/Stockholder Agreement between Michael W. Gullion and William Wallman, dated as of September 15, 1996. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
9.2		Proxy Agreement/Stockholder Agreement between Michael W. Gullion and William F. Wright, and Allen D. Petersen dated as of September 15, 1996. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
9.3		Accession of The Lifeboat Foundation to the Proxy Agreement/Stockholder Agreement among Michael W. Gullion, William F. Wright, and Allen D. Petersen, dated May 28, 1997. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)
9.4		Addendum to Proxy/Shareholder Agreement between Michael W. Gullion and William Wallman dated as of February 10, 1999. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)
9.5		Addendum to Proxy/Shareholder Agreement among Michael W. Gullion, Allen D. Peterson, William F. Wright and The Lifeboat Foundation, dated as of February 10, 1999. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)
10.1		Employment Agreement between the Company and Michael W. Gullion. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
10.2		Amendment to Employment Agreement between the Company and Michael W. Gullion. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)

10.3	Employment Agreement between the Company and Keith E. Bouchey. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
10.4	Employment Agreement between the Company, CompuNet Engineering, Inc., and Joseph F. Smith. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)
10.5	Employment Agreement between the Company and Malcolm M. Aslin. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)
10.6	Gold Bank Corporation, Inc. 1996 Equity Compensation Plan. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
10.7	Form of Tax Sharing Agreements between the Company and the Company Subsidiaries. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
10.8	Form of Federal Home Loan Bank Credit Agreement to which each of the Company's banking subsidiaries is a party. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
10.9	Form of Junior Subordinated Indenture between the Company and Bankers Trust Company as Trustee relating to GBCI Capital Trust. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)
10.10	Form of Trust Agreement between the Company and Bankers Trust (Delaware) as Trustee relating to GBCI Capital Trust. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)
10.11	Form of Amended and Restated Trust Agreement among the Company, Bankers Trust Company, as Property Trustee, Bankers Trust (Delaware), as Delaware Trustee and various holders of Trust Securities relating to GBCI Capital Trust. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)
10.12	Form of Guaranty Agreement between the Company, as Guarantor, and Bankers Trust Company, as Trustee relating to GBCI Capital Trust. (Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)
10.13	Form of Junior Subordinated Indenture between the Company and Bankers Trust Company as Trustee relating to GBCI Capital Trust II. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 No. 333-76623 and the same is incorporated herein by reference.)
10.14	Form of Trust Agreement between the Company and Bankers Trust (Delaware) as Trustee relating to GBCI Capital Trust II. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 No. 333-76623 and the same is incorporated herein by reference.)

10.15	Form of Amended and Restated Trust Agreement between the Company, Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, relating to GBCI Capital Trust II. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 No. 333-76623 and the same is incorporated herein by reference.)
10.16	Form of Guarantee Agreement between the Company, as Guarantor, and Bankers Trust Company, as Trustee, relating to GBCI Capital Trust II. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 No. 333-76623 and the same is incorporated herein by reference.)
10.17	Voting Agreement, dated September 6, 1999, among Gold Banc Corporation, Inc., J. Gary Russ, Ronald L. Larson, Timothy I. Miller, Dan E. Molter, Kirk D. Moudy, Lynn B. Powell, III, Walter L. Presha, R. Jay Taylor and Edward D. Wyke. (Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K filed September 9, 1999 and the same is incorporated herein by reference.)
10.18	Registration Rights Agreement among the Company, Daniel Buford, Sam Buford, Sharon Buford, Stephen Buford, Dillard Enterprises, L.L.C., Eric M. Bohne Revocable Family Trust #1, and Eric M. Bohne Revocable Family Trust #2, dated as of December 10, 1998. (Previously filed as an Exhibit to the Company's Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)
10.19	Assignment and Assumption of Rights, Duties, and Obligations of Guarantor under the Amended and Restated Guarantee Agreement, dated March 20, 2000, among American Bancshares, Inc. and Gold Banc Acquisition Corporation XI, Inc. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.20	Assignment and Assumption of Rights, Duties, and Obligations of Depositor under the Amended and Restated Trust Agreement, dated March 20, 2000, among American Bancshares, Inc. and Gold Banc Acquisition Corporation XI, Inc. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.21	First Supplemental Indenture dated as of March 20, 2000 to Junior Subordinated Indenture dated as of July 7, 1998, by Gold Banc Acquisition Corporation XI, Inc. as successor by merger to American Bancshares, Inc. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.22	Resignation of Administrator of ABI Capital Trust, dated March 20, 2000, by Brian M. Watterson. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.23	Resignation of Administrator of ABI Capital Trust, dated March 20, 2000, by Jerry L. Neff. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.24	Appointment of Administrators of ABI Capital Trust, dated March 20, 2000, by Keith E. Bouchey. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.25	Appointment of Administrators of ABI Capital Trust, dated March 20, 2000, by Steven E. Rector. (Previously filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)

10.26		Form of Junior Subordinated Indenture between American Bancshares, Inc. and Bankers Trust Company as Trustee relating to ABI Capital Trust. (Previously filed as an Exhibit to ABI Capital Trust's Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)
10.27		Form of Trust Agreement between American Bancshares, Inc. and Bankers Trust (Delaware) as Trustee relating to ABI Capital Trust. (Previously filed as an Exhibit to ABI Capital Trust's Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)
10.28		Form of Amended and Restated Trust Agreement between American Bancshares, Inc., Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, relating to ABI Capital Trust. (Previously filed as an Exhibit to ABI Capital Trust's Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)
10.29		Form of Amended and Restated Guarantee Agreement between American Bancshares, Inc., as Guarantor, and Bankers Trust Company, as Trustee, relating to ABI Capital Trust. (Previously filed as an Exhibit to ABI Capital Trust's Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)
10.30		1994 Key Employer Stock Option Plan. (Previously filed as an Exhibit to the Company's Registration Statement on Form S-8 No. 333-34152 and the same is incorporated herein by reference).
10.31		Incentive Stock Option Plan, dated May 28, 1996, and Form of Incentive Stock Option Agreement. (Previously filed as an Exhibit to the American Bancshares, Inc. Annual Report on Form 10-KSB filed on March 31, 1997, and the same is incorporated herein by reference).
10.32		1999 Stock Option and Equity Incentive Plan, dated March 22, 1999. (Previously filed as an Exhibit to the American BancShares, Inc. Proxy Statement filed April 12, 1999, and the same is incorporated herein by reference).
21.1		List of Subsidiaries of the Company.
23.1		Consent of KPMG.
(b	)	Reports on Form 8-K

    The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2000 and early 2001:

  (1)
  Form 8-K filed January 3, 2001, reporting amendments to certain of the Company's income statements reflecting the pooling-of-interests acquisitions which occurred in March 2000.

  (2)
  Form 8-K filed February 21, 2001, reporting on a presentation in Florida on February 19 and February 20, 2001, by officers of the Company, entitled Turning Gold Banc Into More Than Money which discussed inssues relating to strategic direction, community banking, financial services, strategic focus, commercial banking and wealth management.

  (3)
  Form 8-K filed March 8, 2001, reporting on a press release issued by the Company on March 7, 2001, announcing that the Company's board of directors approved a common stock repurchase program.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BANC CORPORATION, INC. (Registrant)
By:	/s/ MICHAEL W. GULLION Michael W. Gullion Chief Executive Officer

    Dated: March 23, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ MICHAEL W. GULLION Michael W. Gullion	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 23, 2001
/s/ MALCOLM M. ASLIN Malcolm M. Aslin	Director, President and Chief Operating Officer	March 23, 2001
/s/ KEITH E. BOUCHEY Keith E. Bouchey	Director, Executive Vice President and Corporate Secretary	March 23, 2001
/s/ RICK J. TREMBLAY Rick J. Tremblay	Chief Financial Officer	March 23, 2001
/s/ WILLIAM F. WRIGHT William F. Wright	Director	March 23, 2001
/s/ ALLEN D. PETERSEN Allen D. Petersen	Director	March 23, 2001
/s/ WILLIAM R. HAGMAN, JR. William R. Hagman, Jr.	Director	March 23, 2001
/s/ J. PATRICK CURRAN J. Patrick Curran	Director	March 23, 2001
/s/ DONALD C. MCNEILL Donald C. McNeill	Director	March 28, 2001

/s/ J. GARY RUSS J. Gary Russ	Director	March 23, 2001
/s/ WILLIAM RANDON William Randon	Director	March 28, 2001

INDEX

ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

QuickLinks

  (Mark One)
  ITEM 1. BUSINESS
THE COMPANY AND SUBSIDIARIES
  Gold Banc Corporation, Inc.
  The Subsidiary Banks
  The Financial Services Subsidiaries
  Mergers, Acquisitions and Consolidations During 2000
BUSINESS
  Community Banking Strategy
  Operating Strategy
  Acquisition/Growth Strategy
  Lending Activities
  Loan Origination and Processing
  Mortgage Banking Operations
  Brokerage Services
  Trust Services
  Merchant Banking
  Investment Advisory Services
  Technology and E-Commerce Services
  Insurance Services
  Investment Portfolio
  Deposits and Borrowings
  Competition
  Executive Officers of the Company
  Employees
SUPERVISION AND REGULATION
  Regulation Applicable to Bank Holding Companies
  Regulation Applicable to the Banks
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS.
Market Price
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
  General
  Markets
  Influences on Earnings
  Results of Operations Overview
  Net Interest Income
  Provision for Loan Losses
  Non-Interest Income
  Non-Interest Expense
  Income Tax Expense
  Asset/Liability Management
  Financial Condition
  Lending Activities
  Asset Quality
  Allowance for Loan Losses
  Investment Activities
  Deposit Activities
  Capital and Liquidity
  Impact of Inflation and Changing Prices
  Accounting and Financial Reporting
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Asset/Liability Management
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Assets
Liabilities and Stockholders' Equity
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income Years ended December 31, 2000, 1999 and 1998 (Dollars in thousands)
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income Years ended December 31, 2000, 1999 and 1998 (Dollars in thousands)
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000, 1999 AND 1998
Condensed Balance Sheets December 31, 2000 and 1999
Condensed Statements of Operations Years ended December 31, 2000, 1999 and 1998
Condensed Statements of Cash Flows Years ended December 31, 2000, 1999 and 1998
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
SIGNATURES
INDEX