Form 10-Q
period 2001-03-31
GOLD BANC CORP INC
filed 2001-05-14
CIK 1015610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at April 30, 2001

Common Stock, $1.00 par value	35,784,019

GOLD BANC CORPORATION, INC.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2001

PART I
FINANCIAL INFORMATION

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2001	Dec. 31, 2000
Assets
Cash and due from banks	$122,191	$82,423
Federal funds sold and interest-bearing deposits	28,036	36,468

Total cash and cash equivalents	150,227	118,891

Investment securities:
Available-for-sale	506,968	518,323
Held-to-maturity (estimated fair value of $3,042,000, $4,443,000, respectively)	3,214	4,393
Trading	2,542	3,265

Total investment securities	512,724	525,981

Mortgage and student loans held for sale, net	66,558	134,081
Loans, net	1,819,004	1,785,907
Premises and equipment, net	59,721	60,626
Goodwill, net	34,382	33,376
Accrued interest and other assets	51,766	58,736

Total assets	$2,694,382	$2,717,598

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$2,101,532	$2,133,877
Securities sold under agreements to repurchase	49,438	78,975
Federal funds purchased and other short-term borrowings	90,337	24,654
Guaranteed preferred beneficial interests in Company's debentures	81,749	82,549
Long-term debt	174,063	200,561
Accrued interest and other liabilities	27,450	27,736

Total liabilities	2,524,569	2,548,352

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized, 38,322,788 issued at March 31, 2001 and 38,285,900 issued at December 31, 2000	38,323	38,286
Additional paid-in capital	75,696	75,523
Retained earnings	69,433	64,198
Accumulated other comprehensive income	1,355	836
Unearned compensation	(3,802)	(3,802)

	181,005	175,041
Less treasury stock—1,674,400 shares at March 31, 2001 and 800,000 shares at December 31, 2000	(11,192)	(5,795)

Total stockholders' equity	169,813	169,246

Total liabilities and stockholders' equity	$2,694,382	$2,717,598

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For The Three Months Ended
(In thousands, except per share data)
(unaudited)

	March 31, 2001	March 31, 2000
Interest income:
Loans, including fees	$44,144	$42,135
Investment securities	7,131	6,968
Other	1,711	1,203

	52,986	50,306

Interest expense:
Deposits	24,324	20,676
Borrowings and other	6,403	5,413

	30,727	26,089

Net interest income	22,259	24,217
Provision for loan losses	2,545	661

Net interest income after provision for loan losses	19,714	23,556

Other income:
Service fees	2,595	2,929
Net gains on sale of mortgage loans	870	1,777
Net securities gains (losses)	979	(30)
Investment trading fees and commissions	1,467	615
Other	4,101	3,013

	10,012	8,304

Other expense:
Salaries and employee benefits	10,605	10,967
Net occupancy expense	1,464	2,170
Depreciation expense	1,548	1,325
Goodwill amortization expense	530	534
Consolidation/repositioning/pooling expense	—	10,849
Other	6,275	6,679

	20,422	32,524

Earnings (loss) before income taxes	9,304	(664)
Income tax expense	3,334	121

Net earnings (loss)	$5,970	$(785)

Net earnings (loss) per share-basic and diluted	$0.16	$(0.02)

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended
(In thousands)
(unaudited)

	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net earnings (loss)	$5,970	$(785)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities, net of purchase acquisitions:
Provision for loan losses	2,545	661
(Gains) losses on sales of securities	(979)	30
Amortizaion of investment securities' premiums, net of accretion	(136)	124
Depreciation	1,548	1,325
Amortization of goodwill	530	534
Gain on sale of mortgage loans	(870)	(1,777)
Loss on sale of other assets	—	833
Net decrease in trading securities	1,558	3,099
Proceeds from sale of loans held for sale	58,522	96,551
Origination of loans held for sale, net of repayments	(17,862)	(96,670)
Other changes:
Accrued interest receivable and other assets	7,034	4,030
Accrued interest payable and other liabilities	(548)	2,271

Net cash provided by operating activities	57,312	10,226

Cash flows from investing activities:
Net increase in loans	(35,642)	(33,487)
Principal collections and proceeds from maturities of held-to-maturity securities	1,179	1,576
Principal collections and proceeds from sales and maturities of available-for-sale securities	215,424	17,176
Purchases of available-for-sale securities	(174,423)	(31,538)
Net additions to premises and equipment	(605)	(1,138)
Proceeds from sale of other assets	—	815
Cash paid, net of cash received, in purchase acquisition	(2,490)	—

Net cash provided by (used) in investing activities	3,443	(46,596)

Cash flows from financing activities:
Net (decrease) increase in deposits	(32,345)	22,842
Net increase (decrease) in short-term borrowings	36,146	(53,857)
Net (decrease) increase in FHLB and other long-term borrowings	(27,298)	38,923
Proceeds from issuance of common stock	210	26
Purchase of treasury stock	(5,397)	(3,729)
Dividends paid	(735)	(354)

Net cash (used) in provided by financing activities	(29,419)	3,851

Increase (decrease) in cash and cash equivalents	31,336	(32,519)
Cash and cash equivalents, beginning of period	118,891	128,616

Cash and cash equivalents, end of period	$150,227	$96,097

Supplemental schedule of non-cash activities:
Non-cash investing activities related to the securitization of loans held for sale:
Increase in investment securities	$27,733	$—
Decrease in mortgage loans held for sale	27,733	—
Non-cash financing activities
Issuance of common stock in extinguishment of company debentures	$—	$770
Issuance of common stock to acquire minority interests		2,725
Non-cash activities related to purchase acquisitions:
Increase in premises and equipment	$38	$—
Increase in other assets	1,600	—
Increase in other liabilities	17	—
Increase in trading securities	835	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.
  Basis of Presentation.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K.

    The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated.

    The consolidated balance sheet as of March 31, 2001 and the consolidated statements of earnings for the three months ended March 31, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. The Consolidated Statement of Earnings for the three months ended March 31, 2001 is not necessarily indicative of the results to be expected for the entire year.

  2.
  Earnings per Common Share.

    Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. Employee stock options are the Company's only potential common share equivalent.

    The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 2001 and 2000 are shown below (in thousands):

	2001	2000
Weighted average common shares outstanding	37,000	37,829
Stock options	38	51

Weighted average common shares and Common share equivalents outstanding	37,038	37,880

  3.
  Guaranteed Preferred Beneficial Interests in Company's Debentures.

    GBCI Capital Trust, GBCI Capital Trust II and ABI Capital Trust (the "Trusts") are Delaware business trusts formed or acquired by the Company. The Trusts have sold $82.5 million of Preferred Securities with interest rates of 8.50%-9.12%. The Trusts used the net proceeds from the offerings to purchase a like amount of 8.50%-9.12% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trusts and are eliminated, along with the related earnings statement effects, in the consolidated financial statements. The Company used the proceeds from the sale of the Debentures to retire certain debt and for general corporate purposes. Total expenses associated with the offerings approximating $4.1 million were included in other assets and are being amortized on a straight-line basis over the life of the debentures.

    The Preferred Securities accrue and pay distributions quarterly at annual rates of 8.50%-9.12% of the stated liquidation amount of each Preferred Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities.

    The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on December 31, 2027, June 30, 2028 and June 30, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole or in part on or after

December 31, 2002, June 30, 2003 and June 30, 2004, at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

4.
Comprehensive Income.

    Comprehensive income was $6.5 million and $207 thousand for the three months ended March 31, 2001 and 2000, respectively. The difference between comprehensive income and net earnings presented in the Consolidated Statement of Earnings is attributed solely to unrealized gains and losses on available-for-sale securities.

5.
Acquisitions.

    On March 30, 2001, Gold Capital Management, Inc., a wholly owned subsidiary of the Company, acquired Ott Financial Corporation ("Ott") of Wichita, Kansas for approximately $2.7 million. Ott was the holding company for Davidson Securities, Inc. and J.O. Davidson and Associates, Inc. which specialize in public finance advisory and underwriting services. At the time of the acquisition, the companies were all merged into Gold Capital Management, Inc. The acquisition was accounted for using the purchase method of accounting. The excess of cost over fair value of the underlying net assets acquired of $1.5 million is being amortized over 20 years using the straight line method. Ott had total assets of approximately $1.2 million at the time of the acquisition.

    On March 2, 2000, the Company issued 9,540,048 shares of common stock to acquire CountryBanc Holding Company of Edmond ("CountryBanc"), Oklahoma, a multi-bank holding company that operated two Oklahoma state banks and one Kansas state bank. The total value of the CountryBanc acquisition was $76 million in a stock-for-stock, tax-free exchange, which was accounted for as a pooling of interests. CountryBanc had total assets of approximately $552.6 million at March 31, 2000.

    On March 6, 2000, the Company issued 2,708,565 shares of common stock to acquire First Business Bank of Kansas City, N.A. ("First Business Bank"), which is located in the heart of the popular Country Club Plaza area. The acquisition was approximately $20 million in a stock-for-stock, tax-free exchange. The transaction was accounted for as a pooling of interests except for the 14% minority interest held by third parties in First Business Bank. The acquisition of the minority interests of 14% was accounted for as a purchase. First Business Bank had total assets of approximately $130.7 million at March 31, 2000.

    On March 20, 2000, the Company issued 8,319,131 shares of common stock to acquire American Bancshares, Inc. of Bradenton, Florida ("American Bancshares"), owner of American Bank. American Bank is one of the largest community banks on the west coast of Florida. The acquisition was approximately $55 million in a stock-for-stock, tax-free exchange which was accounted for as a pooling of interests. American Bancshares had total assets of approximately $471.6 million at March 31, 2000.

6.
Treasury Stock

    On March 7, 2001, the Company announced that the Board of Directors had approved a common stock repurchase program whereby the Company may acquire up to 1,839,000 shares of the Company's common stock, or approximately 5% of the then outstanding shares. The repurchase program will continue for the next twelve months. At March 31, 2001, the Company had acquired 169,000 shares under this program at prices ranging from $6.83-$7.61 per share.

7.
Consolidation/Repositioning/Pooling/Mortgage Subsidiary Closing Expense

    During the quarter ended March 31, 2000, the Company acquired the three financial institutions as discussed in footnote 5. Since the three acquisitions were accounted for as pooling of interests, the Company expensed the costs associated with the acquisition during the quarter ended March 31, 2000. The pooling costs were $10.1 million before income taxes and $7.4 million—net of income taxes.

    During 1999 and 2000, the Company consolidated its Kansas and Oklahoma banks into a single statewide organization. The plan for the consolidation was formed with the intention to reposition the Company to improve service to its customers, achieve higher profitability and enhance its visibility in each state.

    The plan primarily involved exiting certain duplicate branch banking facilities resulting in asset write-downs to estimated fair value, eliminating duplicate backroom functions, abandoning certain leases and reducing the number of full-time employees. Accordingly, the Company recognized repositioning expenses of $724,000 in the quarter ended March 31, 2000. Details of the Kansas and Oklahoma repositioning accrual at March 31, 2001 and 2000 are as follows (in thousands):

	Activity for Quarter Ended March 31, 2000
	Accrual at Dec. 31, 1999	Expense	Paid	Accrual at March 31, 2000
Salaries, benefits and severance	$552	$464	$532	$484
Asset write-downs and lease abandonments	815	47	245	617
Other repositioning expenses	480	213	513	180

	$1,847	$724	$1,290	$1,281
	Activity for Quarter Ended March 31, 2001
	Accrual at Dec. 31, 2000	Expense	Paid	Accrual at March 31, 2001
Salaries, benefits and severance	$392	$0	$74	$318
Asset write-downs and lease abandonments	24	0	17	7
Other repositioning expenses	227	0	114	113

	$643	$0	$205	$438

    During the fourth quarter of 2000, the Company announced it would close its separate mortgage banking subsidiary, Gold Banc Mortgage. As a result of this decision, the Company recorded expenses of $19.8 million in the fourth quarter of 2000. Details of the Gold Banc Mortgage closing accrual at March 31, 2001 are as follows (in thousands):

	Activity for Quarter Ended March 31, 2001
	Accrual at Dec. 31, 2000	Expense	Paid	Accrual at March 31, 2001
Salaries, benefits and severance	$341	$0	$55	$286
Asset and goodwill write-downs and lease abandonments	253	0	118	135
Other closing expenses	1,493	0	559	934

	$2,087	$0	$732	$1,355
  8.
  Subsequent Events:

    On April 5, 2001, the Company's lead financial institution, Gold Bank, headquartered in Leawood, Kansas, entered into an agreement with North American Savings Bank, F.S.B., Grandview, Missouri to purchase its deposit base of approximately $54 million and physical assets at 8840 State Line Road, Leawood, Kansas. The acquisition is anticipated to be completed during the third quarter of 2001.

    On April 25, 2001 the Board of Directors declared a $0.02 cash dividend on common stock to shareholders of record as of May 8, 2001, payable on May 11, 2001.

  9.
  Legal Proceedings.

    Gold Bank (formerly Exchange National Bank) was one of several named defendants in a number of lawsuits brought on behalf of persons who purchased distributorships from an entity known as Parade of Toys. In October, 2000, Gold Bank reached an agreement to pay $62,500 to settle all claims pending against it. In return, the 263 plaintiffs who sued the Bank in state court in Johnson County, Kansas, dismissed their claims with prejudice and released the Bank from any liability relating to Parade of Toys. Implementation of the settlement agreement was completed in January 2001.

    Gold Banc is prosecuting a claim against Brad D. Ives, David W. Murrill and Robert E McGannon ("Respondents") relating to its acquisition of Regional Holding Company, Inc. ("Regional Holding"), which was filed before the American Arbitration Association in June 2000. Gold Banc purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999 for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the "Stock Purchase Agreement"), between Gold Banc, Regional Holding and the Respondents. Gold Banc has asserted a contractual claim against Respondents for breach of the representations and warranties made in the Stock Purchase Agreement, and seeks damages in the amount of $6.5 million and for its attorney's fees, costs and other expenses incurred in the arbitration proceeding.

    Respondents have answered Gold Banc's claim and have denied that Gold Banc is entitled to any of the relief requested. In addition, each Respondent has asserted a counterclaim against Gold Banc for breach of certain Non-Negotiable Promissory Notes (collectively the "Notes"), as amended, that were issued to each Respondent as part of the purchase price in the Regional Holding acquisition. The Notes totaled $4.08 million. The Respondents claim they have made a demand for payment and that such payment has not been made in accordance with the terms of the respective Notes. The Respondents have asked for repayment of the entire principal balance of the Notes, plus accrued interest on the Notes, plus all attorney's fees, costs and expenses incurred in asserting their claims. Respondents also sought a declaratory judgment that Gold Banc is not entitled to set-off its claim against the Notes and that payments under the Notes were due immediately, or in the alternative, that payments due under the Notes should be paid into an escrow account pending resolution of the claims. The Arbitration Panel denied Respondents' requests for early resolution of their set-off claims, and ruled that the issued should be determined with the merits of the case.

    In the arbitration proceeding, Respondents also asserted a counterclaim for fraud against Gold Banc making unspecified claims that Gold Banc failed to disclose material information and made misrepresentations in connection with the issuance of the Notes as amended in December 1999. The Respondents have asked for compensatory monetary damages and punitive damages with respect to the fraud claim. Gold Banc denies Respondents' fraud claim, and asserts affirmative defenses.

    In September 2000, Respondents asserted a similar fraud claim in a Petition against Gold Banc Mortgage, Inc. ("GBM"), Jerry Bengston (President of GBM) and Michael Gullion (CEO of Gold Banc) in the Circuit court of Jackson County, Missouri. In the state court case, Respondents claim that the defendants misrepresented or did not disclose the intention of Gold Banc at the time of amendments to the Notes and certain employment agreements ("Employment Agreements") in December 1999. Respondents claim that Gold Banc at that time intended to set-off claims of Gold Banc against Gold Banc's obligations under the amended Notes, but misrepresented or failed to disclose this intention. Respondents seek damages in an unspecified amount in excess of $25,000. Respondents, Petition also seeks a declaratory judgment that the placing of Respondent McGannon on administrative leave during the course of the arbitration constituted a constructive termination entitling McGannon to certain rights under his employment agreement. Defendants, GBM, Bengston and Gullion have answered the Petition, denying Respondents' claims, and asserting affirmative defenses. Concerning the claim for declaratory judgment by Respondent McGannon, defendants also contend that the claim is moot in that McGannon has subsequently been terminated, and no justiciable dispute remains concerning his entitlement to rights under the employment agreement upon termination.

    Gold Banc also gave Respondents a notice invoking an alternative dispute resolution procedure ("ADR Procedure") specified in Section 2.3 of the Stock Purchase Agreement. The ADR Procedure provides a mechanism for resolving disputes over the application of generally accepted accounting priciples to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. Gold Banc demanded that the Respondents join in submitting the accounting dispute to Ernst & Young LLP, in accordance with the terms of ADR Procedures specified in the Stock Purchase Agreement. Although Respondents initially refused to join with Gold Banc in submitting the dispute to Ernst & Young, and sought a declaratory judgment that Gold Banc failed to proceed timely under ADR Procedures of the Stock Purchase Agreement, the Arbitration panel ruled that the matter shall be submitted to Ernst & Young as requested by Gold Banc.

    Gold Banc believes that its claims and defenses in these matters are strong and that Respondents' claims and defenses are without merit. However, neither Gold Banc nor its counsel can predict with certainty the likely outcome of the proceedings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three month period ended March 31, 2001. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as the Company's 2000 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results to be attained for any other period.

SUMMARY

    Consolidated net income for the first three months of 2001 was $6 million; a $6.8 million increase over the $785,000 loss for the first three months of 2000. Diluted earnings per share was $0.16 for the first three months of 2001 compared to $(0.02) per share for the first three months of 2000. The return on average assets and equity was 0.90% and 14.36%, respectively, for the three months ended March 31, 2001 compared to (0.12)% and (1.80)%, respectively, for the three months ended March 31, 2000. Pooling and repositioning expenses of $7.9 million net of taxes impacted earnings for the first three months of 2000. Without these charges, earnings per share would have been $0.19 and return on average assets and equity would have been 1.11% and 16.25%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

    Total interest income for the three months ended March 31, 2001 was $53.0 million; a $2.7 million or 5.3% increase over the three months ended March 31, 2000. The increase was the result of a $183.9 million or 8.0% increase in average earning assets compared to the first three months of 2000. Average loans increased $115.3 million or 6.4% while average investments and other earning assets increased $68.6 million or 13.8% compared to the three months ended March 31, 2000.

    Total interest expense for the three months ended March 31, 2001 was $30.7 million; a $4.6 million or 17.8% increase over the three months ended March 31, 2000. The increase was the result of a $198.3 million or 9.6% increase in average interest bearing liabilities. Average interest bearing deposits increased $161.6 million or 9.4% and average borrowings increased $36.7 million or 10.4% compared to the three months ended March 31, 2000.

    Net interest income was $22.3 million for the three months ended March 31, 2001, compared to $24.2 million for the same period in 2000; a decrease of 8.1%. The Company's net interest margin decreased from 4.27% for the three months ended March 31, 2000 to 3.68% for the three months ended March 31, 2001. The Company's net interest margin for the three months ended December 31, 2000 was 3.85%. The decrease in net interest income and net interest margin was the result of a combination of factors. Average interest bearing liabilities increased $14.4 million more than average interest earning assets. In addition, the Company's interest earning assets reprice more quickly than its interest bearing liabilities. These two factors in the current declining interest rate environment have resulted in a decrease in both net interest income and the net interest margin during the quarter ended March 31, 2001.

Provision/Allowance for Loan Losses

    The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans are 70% of the Company's total assets as of March 31, 2001. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management's experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary.

    The Company actively manages its past due and non-performing loans in each Bank in an effort to minimize credit losses, and monitors asset quality to maintain an adequate loan loss allowance. Although management believes its allowance for loan losses is adequate for each Bank and collectively, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover loan losses or that significant increases to the allowance will not be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of the Company's net income and capital.

    The Company considers non-performing assets to include non-accrual loans, other loans past due 90 days or more as to principal and interest (with the exception of those loans which in management's opinion are well collateralized or exhibit other characteristics suggesting they are collectible), other real estate owned and repossessed assets. Total non-performing loans were $18.9 million and $20.7 million at March 31, 2001 and December 31, 2000, respectively. Total non-performing loans were .99% and 1.06% of gross loans at March 31, 2001 and December 31, 2000, respectively. Total non-performing assets were $22.5 million and $24.4 million at March 31, 2001 and December 31, 2000, respectively. Total non-performing assets were .85% and .90% of total assets at March 31, 2001 and December 31, 2000, respectively.

    The allowance for loan losses totaled $25.1 million and $26.2 million at March 31, 2001 and December 31, 2000, respectively, and represented 1.31% and 1.35% of total loans at each date. The provision for loan losses for the three months ended March 31, 2001, was $2.5 million compared to $661,000 for the three months ended March 31, 2000. Net charge-offs for the three months ended March 31, 2001 were $3.6 million compared to $36,000 for the three months ended March 31, 2000. The increase in the provision for loan loss and net charge-offs for the three months ended March 31, 2001 is the direct result of management's continued efforts to merge the credit culture of its Oklahoma acquisitions into the Company's existing credit standards. Management has continued to review the loan portfolio of the Oklahoma banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

Other Income

    Other income for the three months ended March 31, 2001 was $10.0 million; an increase of $1.7 million, or 20.6% over the same period last year. The increase in other income resulted from an increase in investment trading fees and commissions related to increased bond sales during the first quarter of 2001; an increase in net securities gains related securities sales and a general increase in miscellaneous other income during the quarter. These increases were offset by a decrease in service fees and lower net gains on the sale of mortgage loans due to the closing of it separate mortgage banking subsidiary.

Other Expense

    Other expense for the three months ended March 31, 2001 was $20.4 million; a decrease of $12.1 million, or 37.2% from the same period last year. The March 31, 2000 expenses included $10.8 million in consolidation/repositioning/pooling expenses related to the three acquisitions during that quarter and the continuing efforts to consolidate the Kansas banks into one charter. The remaining $1.3 million decrease in other expense is primarily attributable to the Company's efforts to consolidate its Oklahoma banks and the closure of its separate mortgage banking subsidiary in the fourth quarter of 2000. These steps have resulted in decreases in the other operating expense categories.

Income Tax Expense

    Income tax expense for the three months ended March 31, 2001 and 2000 was $3.3 million and $121,000, respectively. The effective tax rate for each time period was 35.8% and 30.6% after adjusting for one-time pooling costs, respectively. The first quarter's effective tax rate for 2000 was lower than 2001 because of various state loss carryforwards recorded during the quarter.

FINANCIAL CONDITION

    The Company's balance sheet has changed only marginally from December 31, 2000 to March 31, 2001. Total assets, net loans and deposits have remained constant at $2.7 billion, $1.9 billion and $2.1 billion, respectively. Investment securities were $512.7 million at March 31, 2001, compared to $526.0 million at December 31, 2000; a decrease of $13.3 million or 2.5%. Total long and short-term borrowings decreased $8.8 million or 2.2% from December 31, 2000.

Liquidity and Capital Resources

    Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. The Banks also have established a credit facility with the FHLB, under which they are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. The Company's liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from its subsidiary Banks. The Company has a $25 million line of credit with a correspondent bank with outstanding borrowings of $13 million at March 31, 2001.

    Cash and cash equivalents and investment securities totaled $663 million, or 24.6% of total assets at March 31, 2001 compared to $645 million, or 23.7% at December 31, 2000. Cash provided by operating activities for the three months ended March 31, 2001 was $57.3 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash provided by investing activities was $3.4 million, consisting primarily of the net sales and maturity of investment securities of $42 million, offset by an increase in loans of $36 million. Cash used in financing activities was $29.4 million, consisting primarily of a decrease in deposits of $32.3 million, the purchase of $5.4 million in treasury stock and offset by an increase in net borrowings of $8.8 million.

    The Company and its subsidiaries actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be well capitalized a company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be 10.0%, 6.0% and 5.0% respectively. The Company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at March 31, 2001 were 12.12%, 9.54% and 7.13%, respectively. These same ratios at December 31, 2000 were 11.41%, 8.92% and 7.16%, respectively. The primary source of funds available to the Company is dividends by the subsidiaries. Each Bank's ability to pay dividends may be limited by regulatory requirements. At March 31, 2001, the subsidiaries could pay dividends without prior regulatory approval. Management believes cash generated from its operations and correspondent bank facility will be sufficient to meet its cash requirements for internal growth and general operations in the foreseeable future.

    On March 7, 2001 the Company announced that the Board of Directors had approved a common stock repurchase program whereby the Company may acquire up to 1,839,000 shares of the Company's common stock, or approximately 5% of the then outstanding shares. The repurchase program will continue for the next twelve months. At March 31, 2001 the Company had acquired 169,000 shares under this program at prices ranging from $6.83-$7.61 per share.

ACCOUNTING AND FINANCIAL REPORTING

    The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that entities recognize all derivatives as either assets or liabilities in the statement of condition and measure such instruments at fair value. SFAS 133, as amended by SFAS 137 and 138, was adopted by the Company on January 1, 2001. The adoption of the standards did not have an impact on the financial statements of the Company.

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

    Along with internal gap management reports, the Company and the Banks use an asset/liability modeling service to analyze each Bank's current gap position. The system simulates the Banks' asset and liability base and projects future net interest income results under several interest rate assumptions. The Company strives to maintain an aggregate gap position such that each 100 basis point change in interest rates will not affect net interest income by more than 10%. The Company has not engaged in derivative transactions for its own account.

    The following table indicates that, at March 31, 2001, in the event of a sudden and sustained increase in prevailing market rates, the Company's net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual
200 basis point rise	$98,760,000	$4,245,000	4.5%
100 basis point rise	$97,236,000	$2,721,000	2.9%
Base Rate Scenario	$94,515,000	—	—
100 basis point decline	$90,111,000	$(4,404,000)	(4.7%)
200 basis point decline	$85,623,000	$(8,892,000)	(9.4%)

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    Gold Bank (formerly Exchange National Bank) was one of several named defendants in a number of lawsuits brought on behalf of persons who purchased distributorships from an entity known as Parade of Toys. In October, 2000, Gold Bank reached an agreement to pay $62,500 to settle all claims pending against it. In return, the 263 plaintiffs who sued the Bank in state court in Johnson County, Kansas, dismissed their claims with prejudice and released the Bank from any liability relating to Parade of Toys. Implementation of the settlement agreement was completed in January, 2001.

    Gold Banc is prosecuting a claim against Brad D. Ives, David W. Murrill and Robert E McGannon ("Respondents") relating to its acquisition of Regional Holding Company, Inc. ("Regional Holding"), which was filed before the American Arbitration Association in June 2000. Gold Banc purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999 for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the "Stock Purchase Agreement"), between Gold Banc, Regional Holding and the Respondents. Gold Banc has asserted a contractual claim against Respondents for breach of the representations and warranties made in the Stock Purchase Agreement, and seeks damages in the amount of $6.5 million and for its attorney's fees, costs and other expenses incurred in the arbitration proceeding.

    Respondents have answered Gold Banc's claim and have denied that Gold Banc is entitled to any of the relief requested. In addition, each Respondent has asserted a counterclaim against Gold Banc for breach of certain Non-Negotiable Promissory Notes (collectively the "Notes"), as amended, that were issued to each Respondent as part of the purchase price in the Regional Holding acquisition. The Notes totaled $4.08 million. The Respondents claim they have made a demand for payment and that such payment has not been made in accordance with the terms of the respective Notes. The Respondents have asked for repayment of the entire principal balance of the Notes, plus accrued interest on the Notes, plus all attorney's fees, costs and expenses incurred in asserting their claims. Respondents also sought a declaratory judgment that Gold Banc is not entitled to set-off its claim against the Notes and that payments under the Notes were due immediately, or in the alternative, that payments due under the Notes should be paid into an escrow account pending resolution of the claims. The Arbitration Panel denied Respondents' requests for early resolution of their set-off claims, and ruled that the issued should be determined with the merits of the case.

    In the arbitration proceeding, Respondents also asserted a counterclaim for fraud against Gold Banc making unspecified claims that Gold Banc failed to disclose material information and made misrepresentations in connection with the issuance of the Notes as amended in December 1999. The Respondents have asked for compensatory monetary damages and punitive damages with respect to the fraud claim. Gold Banc denies Respondents' fraud claim, and asserts affirmative defenses.

    In September 2000, Respondents asserted a similar fraud claim in a Petition against Gold Banc Mortgage, Inc. ("GBM"), Jerry Bengston (President of GBM) and Michael Gullion (CEO of Gold Banc) in the Circuit court of Jackson County, Missouri. In the state court case, Respondents claim that the defendants misrepresented or did not disclose the intention of Gold Banc at the time of amendments to the Notes and certain employment agreements ("Employment Agreements") in December 1999. Respondents claim that Gold Banc at that time intended to set-off claims of Gold Banc against Gold Banc's obligations under the amended Notes, but misrepresented or failed to disclose this intention. Respondents seek damages in an unspecified amount in excess of $25,000. Respondents, Petition also seeks a declaratory judgment that the placing of Respondent McGannon on administrative leave during the course of the arbitration constituted a constructive termination entitling McGannon to certain rights under his employment agreement. Defendants, GBM, Bengston and Gullion have answered the Petition, denying Respondents' claims, and asserting affirmative defenses.

Concerning the claim for declaratory judgment by Respondent McGannon, defendants also contend that the claim is moot in that McGannon has subsequently been terminated, and no justiciable dispute remains concerning his entitlement to rights under the employment agreement upon termination.

    Gold Banc also gave Respondents a notice invoking an alternative dispute resolution procedure ("ADR Procedure") specified in Section 2.3 of the Stock Purchase Agreement. The ADR Procedure provides a mechanism for resolving disputes over the application of generally accepted accounting priciples to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. Gold Banc demanded that the Respondents join in submitting the accounting dispute to Ernst & Young LLP, in accordance with the terms of ADR Procedures specified in the Stock Purchase Agreement. Although Respondents initially refused to join with Gold Banc in submitting the dispute to Ernst & Young, and sought a declaratory judgment that Gold Banc failed to proceed timely under ADR Procedures of the Stock Purchase Agreement, the Arbitration panel ruled that the matter shall be submitted to Ernst & Young as requested by Gold Banc.

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

    None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

    None

  (b)
  REPORTS ON FORM 8-K

    The Company filed the following Current Reports on Form 8-K during the first quarter of 2001:

      (1)
      Form 8-K filed on January 3, 2001, reporting under Item 5.

      (2)
      Form 8-K filed on February 21, 2001, reporting under Item 5.

      (3)
      Form 8-K filed on March 8, 2001, reporting under Item 5.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD BANC CORPORATION, INC.
Date: May 15, 2001	By:	/s/ RICK J. TREMBLAY Rick J. Tremblay Senior Vice President and Chief Financial Officer
(Authorized officer and principal financial officer of the registrant)

QuickLinks

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
PART II OTHER INFORMATION
SIGNATURES