Form 10-Q
period 2001-06-30
GOLD BANC CORP INC
filed 2001-08-14
CIK 1015610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at July 31, 2001

Common Stock, $1.00 par value	35,095,610

GOLD BANC CORPORATION, INC.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED JUNE 30, 2001

PART I
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except per share and per share data)
(Unaudited)

	June 30, 2001	Dec. 31, 2000
Assets
Cash and due from banks	$85,902	$82,423
Federal funds sold and interest-bearing deposits	12,891	36,468

Total cash and cash equivalents	98,793	118,891

Investment securities:
Available-for-sale	622,953	518,323
Held-to-maturity	9,619	4,393
Trading	5,980	3,265

Total investment securities	638,552	525,981

Mortgage and student loans held for sale, net	53,092	134,081
Loans, net	1,867,255	1,785,907
Premises and equipment, net	59,559	60,626
Goodwill, net	34,852	33,376
Cash surrender value of life insurance	50,505	—
Accrued interest and other assets	68,642	58,736

Total assets	$2,871,250	$2,717,598

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$2,057,421	$2,133,877
Securities sold under agreements to repurchase	56,409	78,975
Federal funds purchased and other short-term borrowings	186,074	24,654
Guaranteed preferred beneficial interests in Company's debentures	81,749	82,549
Long-term debt	296,005	200,561
Accrued interest and other liabilities	27,025	27,736

Total liabilities	2,704,683	2,548,352

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized 38,336,367 issued at June 30, 2001 and 38,285,900 issued at Dec. 31, 2000	38,336	38,286
Additional paid-in capital	75,757	75,523
Retained earnings	74,802	64,198
Accumulated other comprehensive income, net	2,656	836
Unearned compensation	(2,802)	(3,802)

	188,749	175,041
Less treasury stock—3,244,600 shares at June 30, 2001 and 800,000 shares at Dec. 31, 2000	(22,182)	(5,795)

Total stockholders' equity	166,567	169,246

Total liabilities and stockholders' equity	$2,871,250	$2,717,598

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months ended
(In thousands, except per share data)
(Unaudited)

	June 30, 2001	June 30, 2000
Interest Income:
Loans, including fees	$41,969	$43,413
Investment securities	8,128	7,383
Other	1,019	1,747

	51,116	52,543

Interest Expense:
Deposits	22,301	21,059
Borrowings and other	7,298	8,183

	29,599	29,242

Net interest income	21,517	23,301
Provision for loan losses	1,795	1,014

Net interest income after provision for loan losses	19,722	22,287

Other income:
Service fees	2,899	2,570
Net gains on sale of mortgage loans	374	1,539
Net securities gains	310	234
Investment trading fees and commissions	1,557	653
Other	4,720	3,263

	9,860	8,259

Other expense:
Salaries and employee benefits	11,447	10,755
Net occupancy expense	1,518	2,393
Depreciation expense	1,544	1,384
Goodwill amortization expense	530	561
Consolidation/repositioning/pooling expense	(477)	(612)
Other	6,478	5,826

	21,040	20,307

Earnings before income taxes	8,542	10,239
Income tax expense	2,465	3,836

Net earnings	$6,077	$6,403

Net earnings per share-basic and diluted	$.17	$.17

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Six Months ended June 30, 2001
(In thousands, except per share data)
(Unaudited)

	June 30, 2001	June 30, 2000
Interest Income:
Loans, including fees	$86,113	$85,548
Investment securities	15,259	14,351
Other	2,730	2,950

	104,102	102,849

Interest Expense:
Deposits	46,625	41,735
Borrowings and other	13,702	13,596

	60,327	55,331

Net interest income	43,775	47,518
Provision for loan losses	4,340	1,675

Net interest income after provision for loan losses	39,435	45,843

Other income:
Service fees	5,494	5,499
Net gains on sale of mortgage loans	1,243	3,316
Net securities gains	1,289	204
Investment trading fees and commissions	3,025	1,268
Other	8,821	6,276

	19,872	16,563

Other expense:
Salaries and employee benefits	22,052	21,722
Net occupancy expense	2,982	4,563
Depreciation expense	3,092	2,709
Goodwill amortization expense	1,060	1,095
Consolidation/repositioning/pooling expense	(477)	10,849
Other	12,753	11,893

	41,462	52,831

Earnings before income taxes	17,845	9,575
Income tax expense	5,798	3,957

Net earnings	$12,047	$5,618

Net earnings per share-basic and diluted	$.33	$.15

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended
(In thousands)
(Unaudited)

	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net earnings	$12,047	$5,618
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities, net of purchase acquisitions:
Provision for loan losses	4,340	1,675
(Gains) losses on sales of securities	(1,289)	(204)
Amortization of investment securities' premiums, net of accretion	(101)	102
Depreciation	3,092	2,709
Amortization of goodwill	1,060	1,095
(Gain) loss on sale of mortgage loans, net	(1,243)	(3,316)
(Gain) loss on sale of assets, net	—	(38)
Net (increase) decrease in trading securities	(1,880)	5,951
Unrealized loss on trading securities	0	15
Proceeds from sale of loans held for sale	58,522	(19,911)
Origination of loans held for sale, net of repayments	(17,488)	—
Other changes:
Purchase of Bank Owned Life Insurance Policy	(50,505)	—
Accrued interest receivable and other assets	(9,065)	1,831
Accrued interest payable and other liabilities	(2,887)	2,104

Net cash (used in) operating activities	(5,397)	(2,369)

Cash flows from investing activities:
Net (increase) in loans	(85,688)	(70,967)
Principal collections and proceeds from maturities of held-to-maturity securities	—	1,013
Principal collections and proceeds from sales and maturities of available-for-sale securities	212,641	66,399
Purchases of available-for-sale securities	(265,700)	(80,550)
Purchases of held to maturity securities	(11,360)	(1,000)
Net additions to premises and equipment	(1,727)	(1,420)
Proceeds from sale of other assets	—	800
Cash paid, net of cash received, in purchase acquisition	(3,363)	—

Net cash (used) in investing activities	(155,197)	(85,725)

Cash flows from financing activities:
(Decrease) increase in deposits	(76,456)	7,378
Net increase (decrease) in short-term borrowings	139,844	(54,674)
Net increase (decrease) in FHLB and other long-term borrowings	94,644	166,121
Proceeds from issuance of common stock	284	70
Purchase of treasury stock	(16,387)	(5,795)
Dividends paid	(1,433)	(1,113)

Net cash provided by financing activities	140,496	111,987

Increase (decrease) in cash and cash equivalents	(20,098)	23,893
Cash and cash equivalents, beginning of year	118,891	128,616

Cash and cash equivalents, end of period	$98,793	$152,509

Supplemental schedule of non-cash activities:
Issuance of common stock for acquisitions	—	$393
Non-cash investing activities related to the securitization of loans held for sale:	$(41,199)	—
Increase in investment securities	$41,199	—
Decrease in mortgage loans held for sale	—	—
Non-cash activities related to purchase acquisitions:
Increase in accrued interest and other assets	$4,213	—
Increase in other liabilities	(1,148)	—
Increase in premises and equipment	298	—

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

    The consolidated balance sheet as of June 30, 2001 and the consolidated statements of earnings for the three and six months ended June 30, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. The Consolidated Statement of Earnings for the three and six months ended June 30, 2001 is not necessarily indicative of the results to be expected for the entire year.

2.  Earnings per Common Share.

    Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share include the effects of all potentially dilutive common shares outstanding during each period. Employee stock options are the Company's only potential common share equivalents.

    The shares used in the calculation of basic and diluted income per share for the three and six months ended June 30, 2001 and 2000 are shown below (in thousands):

	For the three Months ended June 30		For the six Months ended June 30
	2001	2000	2001	2000
Weighted average common shares outstanding	35,488	37,589	36,239	37,709
Stock options	48	36	40	60

Weighted average common shares and Common share equivalents outstanding	35,536	37,625	36,279	37,769

3.  Guaranteed Preferred Beneficial Interests in Company's Debentures.

    GBCI Capital Trust, GBCI Capital Trust II and ABI Capital Trust (the "Trusts") are Delaware business trusts formed or acquired by the Company. The Trusts have sold $82.5 million of Preferred Securities with interest rates of 8.50%-9.12%. The Trusts used the net proceeds from the offerings to purchase a like amount of 8.50%-9.12% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trusts and are eliminated, along with the related earnings statement effects, in the consolidated financial statements. The Company used the proceeds from the sale of the Debentures to retire certain debt and for general corporate purposes. Total expenses associated with the offerings approximating $4.1 million are included in other assets and are being amortized on a straight-line basis over the life of the debentures.

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

4.  Comprehensive Income.

    Comprehensive income was $13.9 million and $6.4 million for the six months ended June 30, 2001 and 2000, respectively and $7.4 and $6.2 million for the three months ended June 30, 2001 and 2000, respectively. The difference between comprehensive income and net earnings presented in the Consolidated Statement of Earnings is attributed solely to unrealized gains and losses on available-for-sale securities.

5.  Acquisitions.

    On April 26, 2001, Compunet Engineering, Inc., a wholly owned subsidiary of the Company, acquired the assets of Information Products, Inc. (IPI) for approximately $1 million. Information Products, Inc. provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware maintenance and systems design and installation across all industry sectors. The asset acquisition was accounted for using the purchase method of accounting. The excess of cost over fair value of the underlying assets acquired of $822 thousand is being amortized over 20 years using the straight-line method.

    On March 30, 2001, Gold Capital Management, Inc., a wholly owned subsidiary of the Company, acquired Ott Financial Corporation ("Ott") of Wichita, Kansas for approximately $2.7 million. Ott was the holding company for Davidson Securities, Inc. and J.O. Davidson and Associates, Inc. that specialize in public finance advisory and underwriting services. At the time of the acquisition, the companies were all merged into Gold Capital Management, Inc. The acquisition was accounted for using the purchase method of accounting. The excess of cost over fair value of the underlying net assets acquired of $1.5 million is being amortized over 20 years using the straight- line method. Ott had total assets of approximately $1.3 million at the time of the acquisition.

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

    On March 20, 2000, the Company issued 8,319,131 shares of common stock to acquire American Bancshares, Inc. of Bradenton, Florida ("American Bancshares"), owner of American Bank. American Bank is one of the largest community banks on the west coast of Florida. The acquisition was approximately $55 million in a stock-for-stock, tax-free exchange that was accounted for as a pooling of interests. American Bancshares had total assets of approximately $471.6 million at March 31, 2000.

6.  Treasury Stock

    On March 7, 2001, the Company announced that the Board of Directors had approved a common stock repurchase program whereby the Company may acquire up to 1,839,000 shares of the Company's common stock, or approximately 5% of the then outstanding shares. The repurchase program will continue for twelve months from the announcement date. At June 30, 2001, the Company had acquired 1,739,200 shares under this program at prices ranging from $6.55-$7.61 per share.

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

    The plan primarily involved exiting certain duplicate branch banking facilities resulting in asset write-downs to estimated fair value, eliminating duplicate backroom functions, abandoning certain leases and reducing the number of full-time employees. Accordingly, the Company recognized repositioning expenses of $724,000 in the quarter ended March 31, 2000. Details of the Kansas and Oklahoma repositioning accrual at June 30, 2001 and 2000 are as follows (in thousands):

	Activity for Quarter Ended June 30, 2000
	Accrual at March 31, 2000	Expense	Paid	Accrual at June 30, 2000
Salaries, benefits and severance	$484	$—	$265	$219
Asset write-downs and lease abandonments	617	—	207	410
Other repositioning expenses	180	—	180	—

	$1,281	0	$652	$629
	Activity for Quarter Ended June 30, 2001
	Accrual at March 31, 2001	Expense	Paid	Accrual at June 30, 2001
Salaries, benefits and severance	$318	$—	$75	$243
Asset write-downs and lease abandonments	7	—	7	—
Other repositioning expenses	113	—	44	69

	$438	$—	$126	$312

	Activity for Six Months Ended June 30, 2000
	Accrual at Dec. 31, 1999	Expense	Paid	Accrual at June 30, 2000
Salaries, benefits and severance	$552	$464	$797	$219
Asset and goodwill write-downs and lease abandonments	815	47	452	410
Other closing expenses	480	213	693	0

	$1,847	$724	$1,942	$629
	Activity for Six Months Ended June 30, 2001
	Accrual at Dec. 31, 2000	Expense	Paid	Accrual at June 30, 2001
Salaries, benefits and severance	$392	$0	$149	$243
Asset and goodwill write-downs and lease abandonments	24	0	24	—
Other closing expenses	227	0	158	69

	$643	$0	$331	$312

    During the fourth quarter of 2000, the Company announced it would close its separate mortgage banking subsidiary, Gold Banc Mortgage. As a result of this decision, the Company recorded expenses of $19.8 million in the fourth quarter of 2000. Details of the Gold Banc Mortgage closing accrual as of June 30, 2001 are as follows (in thousands):

	Activity for Three Months Ended June 30, 2001
	Accrual at March 31, 2000	Expense	Paid	Accrual at June 30, 2001
Salaries, benefits and severance	$286	$0	$82	$204
Asset and goodwill write-downs and lease abandonments	135	(79)	56	—
Other closing expenses	934	(398)	588	(52)

	$1,355	$(477)	$726	$152
	Activity for Six Months Ended June 30, 2001
	Accrual at Dec. 31, 2000	Expense	Paid	Accrual at June 30, 2001
Salaries, benefits and severance	$341	$0	$137	$204
Asset and goodwill write-downs and lease abandonments	253	(79)	174	—
Other closing expenses	1,493	(398)	1,095	(—)

	$2,087	$(477)	$1,406	$204

8.  Subsequent Events:

    On April 5, 2001, the Company's lead financial institution, Gold Bank, headquartered in Leawood, Kansas, entered into an agreement with North American Savings Bank, F.S.B., Grandview, Missouri to purchase its deposit base of approximately $54 million and physical assets at 8840 State Line Road, Leawood, Kansas. The acquisition is to be completed during the third quarter of 2001.

    On July 25, 2001 the Board of Directors declared a $0.02 cash dividend on common stock to shareholders of record as of August 6, 2001, payable on August 11, 2001.

9.  Legal Proceedings.

Regional Arbitration and Civil Fraud Lawsuit

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

    Respondents answered Gold Banc's claim and denied that Gold Banc is entitled to any of the relief requested. In addition, each Respondent asserted a counterclaim against Gold Banc for breach of certain Non-Negotiable Promissory Notes (collectively the "Notes"), as amended, that were issued to each Respondent as part of the purchase price in the Regional Holding acquisition. The Notes totaled $4.08 million. The Respondents prayed for repayment of the entire principal balance of the Notes, plus accrued interest on the Notes, plus all attorney's fees, costs and expenses incurred in asserting their claims. Respondents also seek a declaratory judgment that Gold Banc is not entitled to set-off its claim against the Notes. Gold Banc has denied that Respondents are entitled to relief under these claims.

    In the arbitration proceeding, Respondents also asserted a counterclaim for fraud against Gold Banc making unspecified claims that Gold Banc failed to disclose material information and made misrepresentations in connection with the issuance of the Notes as amended in December 1999. The Respondents prayed for compensatory monetary damages and punitive damages with respect to the fraud claim. Gold Banc denies Respondents' fraud claim, and asserts affirmative defenses.

    Hearings in the arbitration case were held on July 16-24, 2001. Three arbitrators heard the evidence and are expected to render a binding decision in August, 2001. There will be no written opinion regarding the basis for the arbitrators' ruling. Gold Banc believes its claims and defenses in the arbitration proceeding are strong and that Respondents' claims and defenses are without merit. Neither Gold Banc nor its attorneys, however, can predict with certainty the result of this proceeding.

    In September 2000, Respondents asserted a similar fraud claim in a Petition against Gold Banc Mortgage, Inc. ("GBM"), Jerry Bengtson and Michael Gullion in the Circuit Court of Jackson County, Missouri. In the state court case, Respondents claim that the defendants misrepresented or did not disclose the intention of Gold Banc at the time of amendments to the Notes and certain employment agreements with Respondents ("Employment Agreements") in December 1999. Respondents claim that Gold Banc at that time intended to set-off claims of Gold Banc against Gold Banc's obligations under the amended Notes, but misrepresented or failed to disclose this intention. Respondents seek damages in an unspecified amount in excess of $25,000. Respondents' Petition also seeks a declaratory judgment that the placing of Respondent McGannon on administrative leave during the course of the arbitration constituted a constructive termination entitling McGannon to certain rights under his employment agreement. Defendants GBM, Bengston and Gullion answered the Petition, denying Respondents' claims, and asserted affirmative defenses. Concerning the claim for declaratory judgment by Respondent McGannon, defendants GBM also contended that the claim is moot in that McGannon has subsequently been terminated, and no judicial dispute remains concerning his entitlement to rights under the employment agreement upon termination. Recently, Respondents have sought leave of court to amend their petition to add a claim objecting to GBM shifting the termination of Respondent Ives to a termination "without cause" to a termination "with cause" (thus terminating any salary obligation to Ives).

    Gold Banc has also given Respondents a notice invoking an alternative dispute resolution procedure ("ADR Procedure") specified in Section 2.3 of the Stock Purchase Agreement. The ADR Procedure provides a mechanism for resolving disputes over the application of generally accepted accounting principals to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. Gold Banc has demanded that the Respondents join in submitting the accounting dispute to Ernst & Young LLP, in accordance with the terms of ADR Procedures specified in the Stock Purchase Agreement. Respondents have refused to join with Gold Banc in submitting the dispute to Ernst & Young and are sought a declaratory judgment from the arbitrators that Gold Banc failed to proceed timely under ADR Procedures of the Stock Purchase Agreement. The arbitrators ruled in favor of Gold Banc and directed the parties to resolve the accounting dispute pursuant to the ADR Procedures.

    Some, but not all, of these disputes may be resolved by virtue of the decision in the arbitration proceeding. As to each, Gold Banc believes that its claims and defenses in these matters are strong and that Respondents' claims and defenses are without merit. However, neither Gold Banc nor its counsel can predict with certainty the likely outcome of the proceedings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three and six-month periods ended June 30, 2001. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as the Company's 2000 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of results to be attained for any other period.

SUMMARY

    Consolidated net income for the six months ended June 30, 2001 was $12.0 million; a $6.4 million increase over the $5.6 million for the first six months of 2000. Net income for the three months ended June 30, 2001 was $6.1 million compared with $6.4 million for the three months ended June 30, 2000. Diluted earnings per share were $0.33 for the first six months of 2001 compared to $0.15 per share for the first six months of 2000. Earnings per share were $0.17 for the quarter ended June 30, 2001 compared to $0.17 for the quarter ended June 30, 2000. The return on average assets and equity was 0.88% and 14.42%, respectively, for the six months ended June 30, 2001compared to 0.43% and 6.72%, respectively, for the six months ended June 30, 2000. The return on average assets and equity was 0.87% and 14.85%, respectively, for the three months ended June 30, 2001 compared to 1.07% and 16.73%, respectively, for the three months ended June 30, 2000. Pooling and repositioning expenses of $7.5 million net of taxes impacted earnings for the first six months of 2000. Without these charges, earnings per share would have been $0.19 and return on average assets and equity would have been 0.48% and 7.75%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

    Total interest income for the six months ended June 30, 2001was $104.1 million compared to $102.9 million for the six months ended June 30, 2000 or an increase of $1.2 million. This increase resulted from a $565 thousand increase in loan interest and a $908 thousand increase in investment security interest. Total interest income for the three months ended June 30, 2001 was $51.1 million; a $1.4 million or 2.7% decrease over the three months ended June 30, 2000. The decrease was the result of a $1.4 million decline in loan interest income. Average loans increased to $1.953 billion for the three months ended June 30, 2001 compared to $1.740 billion for the three months ended June 30, 2000 or a 12.2% increase. This increase in loan volume was offset by a reduction in net interest margin from 4.03% for the three months ended June 30, 2000 to 3.35% for the three months ended June 30, 2001. Average earning assets were $2.770 billion for the six months ended June 30, 2001 compared $2.550 billion for the first six months of 2000.

    Total interest expense for the six months ended June 30, 2001 was $60.3 million compared to $55.3 million for the six months ended June 30, 2000. Total interest expense for the three months ended June 30, 2001 was $29.6 million; a $317 thousand or 1.1% increase over the three months ended June 30, 2000. The increase was the result of a $1.2 million increase in interest on deposits and an $885 thousand decrease in interest expense on other borrowings.

    Net interest income was $43.8 million for the six months ended June 30, 2001 compared with $47.5 million for the six months ended June 30, 2000. Net interest income was $21.6 million for the three months ended June 30, 2001, compared to $23.3 million for the same period in 2000; a decrease of 7.7%. The Company's net interest margin decreased from 4.11% for the six months ended June 30,

2000 to 3.46% for the six months ended June 30, 2001. Net interest margin was 4.03% for the three months ended June 30, 2000 to 3.55% for the three months ended June 30, 2001. The Company's net interest margin for the three months ended December 31, 2000 was 3.85%. The Company's interest earning assets reprice more quickly than its interest bearing liabilities. This factor, combined with the current declining interest rate environment have resulted in a decrease in both net interest income and the net interest margin during the six months and quarter ended June 30, 2001.

Provision/Allowance for Loan Losses

    The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans are 67% of the Company's total assets as of June 30, 2001. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, and the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management's experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary.

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

    The Company considers non-performing assets to include non-accrual loans, other loans past due 90 days or more as to principal and interest (with the exception of those loans which in management's opinion are well collateralized or exhibit other characteristics suggesting they are collectible), other real estate owned and repossessed assets. Total non-performing loans were $17.8 million and $20.7 million at June 30, 2001 and December 31, 2000, respectively. Total non-performing loans were .91% and 1.06% of gross loans at June 30, 2001 and December 31, 2000, respectively. Total non-performing assets were $21.0 million and $24.4 million at June 30, 2001 and December 31, 2000, respectively. Total non-performing assets were .73% and .90% of total assets at June 30, 2001 and December 31, 2000, respectively.

    The allowance for loan losses totaled $25.1 million and $26.2 million at June 30, 2001 and December 31, 2000, respectively, and represented 1.24% and 1.35% of total loans at each date. The provision for loan losses for the six months ended June 30, 2001, was $4.3 million compared to $1.7 million for the six months ended June 30, 2000. Net charge-offs for the six months ended June 30, 2001 were $2.8 million compared to $1.1 million for the six months ended June 30, 2000. The increase in the provision for loan loss and net charge-offs for the six months ended June 30, 2001 is the direct result of management's continued efforts to merge the credit culture of its Oklahoma acquisitions into the Company's existing credit standards. Management has continued to review the loan portfolio of the

Oklahoma banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

Other Income

    Other income for the six months ended June 30, 2001 was $19.9 million compared to $16.6 million for the first six months of 2000. For the three months ended June 30, 2001 other income was $9.9 million, an increase of $1.6 million, or 19.4% over the same period last year. The increase in other income resulted from an increase in investment trading fees and commissions related to increased bond sales during the first half of 2001; an increase in net securities gains related securities sales and a general increase in miscellaneous other income during the quarter. These increases were offset by a decrease in net gains on the sale of mortgage loans due to the closing of its separate mortgage-banking subsidiary.

Other Expense

    For the first six months of 2001, other expense was $41.4 million compared to $52.8 million for the same period of 2000. Other expense for the three months ended June 30, 2001 was $21.0 million; an increase of $733 thousand, or 3.6% from the same period last year. Results for the six months ended June 30, 2000 included $10.8 million in consolidation/repositioning/pooling expenses related to the three acquisitions during the first quarter and the continuing efforts to consolidate the Kansas banks into one charter. Net occupancy expense decreased from $4.5 million for the six months ended June 30, 2000 to $3.0 million for the first six months of 2001. Depreciation expense for the same period increased from $2.7 million to $3.1 million due to the implementation of significant data processing systems. For the three months ended June 30, 2001 depreciation expense was $1.5 million compared to $1.4 million for the three months ended June 30, 2000.

Income Tax Expense

    Income tax expense for the six months ended June 30, 2001 was $5.8 million compared to $4.0 million for the six months ended June 30, 2000. This increase was due to the increase in earnings before income taxes of $17.8 million for the six months ended June 30, 2000 compared to $9.6 million for the six months ended June 30, 2000. The effective tax rate was 32.5% and 41.3% for each period, respectively.  Income tax expense for the three months ended June 30, 2001 and 2000 was $2.5 million and $3.8 million, respectively. The effective tax rate for each time period was 28.9% and 37.4%, respectively. The first quarter's effective tax rate for 2000 was lower than 2001 because of various state loss carryforwards recorded during the quarter.

FINANCIAL CONDITION

    The Company's balance sheet has changed only marginally from December 31, 2000 to June 30, 2001. Total assets grew from $2.7 million to $2.9 million, respectively. Net loans increased from $1.8 million to $1.9 million, respectively. Deposits have remained constant at $2.1 billion. Investment securities were $638.6 million at June 30, 2001, compared to $526.0 million at December 31, 2000; an increase of $112.6 million or 21.4%. Total long and short-term borrowings increased $233.4 million or 60.3% from December 31, 2000.

Liquidity and Capital Resources

    Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. The Banks' investment portfolios provide intermediate term liquidity. The Banks also have established a credit facility with the FHLB, under which they are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. The Company's liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from its subsidiary Banks. The Company has a $25 million line of credit with a correspondent bank with outstanding borrowings of $25 million at June 30, 2001.

    Cash and cash equivalents and investment securities totaled $737.4 million, or 25.7% of total assets at June 30, 2001 compared to $645 million, or 23.7% at December 31, 2000. Cash used by operating activities for the six months ended June 30, 2001 was $5.4 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $155.2 million, consisting primarily of the net sales and maturity of investment securities of $59.2 million and an increase in loans of $86 million. Cash provided by financing activities was $140.5 million, consisting primarily of a decrease in deposits of $76.5 million, the purchase of $16.4 million in treasury stock and by an increase in net borrowings of $234.5 million.

    The Company and its subsidiaries actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be well capitalized a company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be 10.0%, 6.0% and 5.0% respectively. The Company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at June 30, 2001 were 10.60%, 8.12% and 6.63%, respectively. These same ratios at December 31, 2000 were 11.41%, 8.92% and 7.16%, respectively. The primary source of funds available to the Company is dividends by the subsidiaries. Each Bank's ability to pay dividends may be limited by regulatory requirements. At June 30, 2001, the subsidiaries could pay dividends without prior regulatory approval. Management believes cash generated from its operations and correspondent bank facility will be sufficient to meet its cash requirements for internal growth and general operations in the foreseeable future.

    On March 7, 2001 the Company announced that the Board of Directors had approved a common stock repurchase program whereby the Company may acquire up to 1,839,000 shares of the Company's common stock, or approximately 5% of the then outstanding shares. The repurchase program will continue for the next twelve months from the announcement date. At June 30, 2001 the Company had acquired 1,739,200 shares under this program at prices ranging from $6.55-$7.61 per share.

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of.

The provisions of SFAS No. 141 are required to be adopted immediately and SFAS No. 142 will be effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, a test will be required to be made of the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require an assessment of whether there is and indication that goodwill is impaired as of the date of adoption. This will be accomplished through the identification of reporting units and determination of the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired then the second step of the transitional impairment test must be performed. In the second step, the implied fair value must be compared to the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141 to the carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of earnings.

Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate whether any transitional impairment losses will be recognized as the cumulative effect of a change in accounting principle.

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

    The following table indicates that, at June 30, 2001, in the event of a sudden and sustained increase in prevailing market rates, the Companies net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual
200 basis point rise	$98,760,000	$4,245,000	4.5%
100 basis point rise	$97,236,000	$2,721,000	2.9%
Base Rate Scenario	$94,515,000	—	—
100 basis point decline	$90,111,000	$(4,404,000)	(4.7)%
200 basis point decline	$85,623,000	$(8,892,000)	(9.4)%

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Regional Arbitration and Civil Fraud Lawsuit

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

    Respondents answered Gold Banc's claim and denied that Gold Banc is entitled to any of the relief requested. In addition, each Respondent asserted a counterclaim against Gold Banc for breach of certain Non-Negotiable Promissory Notes (collectively the "Notes"), as amended, that were issued to each Respondent as part of the purchase price in the Regional Holding acquisition. The Notes totaled $4.08 million. The Respondents prayed for repayment of the entire principal balance of the Notes, plus accrued interest on the Notes, plus all attorney's fees, costs and expenses incurred in asserting their claims. Respondents also seek a declaratory judgment that Gold Banc is not entitled to set-off its claim against the Notes. Gold Banc has denied that Respondents are entitled to relief under these claims.

    In the arbitration proceeding, Respondents also asserted a counterclaim for fraud against Gold Banc making unspecified claims that Gold Banc failed to disclose material information and made misrepresentations in connection with the issuance of the Notes as amended in December 1999. The Respondents prayed for compensatory monetary damages and punitive damages with respect to the fraud claim. Gold Banc denies Respondents' fraud claim, and asserts affirmative defenses.

    Hearings in the arbitration case were held on July 16-24, 2001. Three arbitrators heard the evidence and are expected to render a binding decision in August, 2001. There will be no written opinion regarding the basis for the arbitrators' ruling. Gold Banc believes its claims and defenses in the arbitration proceeding are strong and that Respondents' claims and defenses are without merit. Neither Gold Banc nor its attorneys, however, can predict with certainty the result of this proceeding.

    In September 2000, Respondents asserted a similar fraud claim in a Petition against Gold Banc Mortgage, Inc. ("GBM"), Jerry Bengtson and Michael Gullion in the Circuit Court of Jackson County, Missouri. In the state court case, Respondents claim that the defendants misrepresented or did not disclose the intention of Gold Banc at the time of amendments to the Notes and certain employment agreements with Respondents ("Employment Agreements") in December 1999. Respondents claim that Gold Banc at that time intended to set-off claims of Gold Banc against Gold Banc's obligations under the amended Notes, but misrepresented or failed to disclose this intention. Respondents seek damages in an unspecified amount in excess of $25,000. Respondents' Petition also seeks a declaratory judgment that the placing of Respondent McGannon on administrative leave during the course of the arbitration constituted a constructive termination entitling McGannon to certain rights under his employment agreement. Defendants GBM, Bengston and Gullion answered the Petition, denying Respondents' claims, and asserted affirmative defenses. Concerning the claim for declaratory judgment by Respondent McGannon, defendants GBM also contended that the claim is moot in that McGannon has subsequently been terminated, and no judicial dispute remains concerning his entitlement to rights under the employment agreement upon termination. Recently, Respondents have sought leave of court to amend their petition to add a claim objecting to GBM shifting the termination of Respondent Ives to a termination "without cause" to a termination "with cause" (thus terminating any salary obligation to Ives).

    Gold Banc has also given Respondents a notice invoking an alternative dispute resolution procedure ("ADR Procedure") specified in Section 2.3 of the Stock Purchase Agreement. The ADR Procedure provides a mechanism for resolving disputes over the application of generally accepted accounting principals to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. Gold Banc has demanded that the Respondents join in submitting the accounting dispute to Ernst & Young LLP, in accordance with the terms of ADR Procedures specified in the Stock Purchase Agreement. Respondents have refused to join with Gold Banc in submitting the dispute to Ernst & Young and are sought a declaratory judgment from the arbitrators that Gold Banc failed to proceed timely under ADR Procedures of the Stock Purchase Agreement. The arbitrator ruled in favor of Gold Banc and directed the parties to resolve the accounting dipute pursuant to the ADR procedures.

    Some, but not all, of these disputes may be resolved by virtue of the decision in the arbitration proceeding. As to each, Gold Banc believes that its claims and defenses in these matters are strong and that Respondents' claims and defenses are without merit. However, neither Gold Banc nor its counsel can predict with certainty the likely outcome of the proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    On April 25, 2001 the Company held its Annual Meeting of Stockholders. The following items were submitted at the Annual Meeting for consideration by the stockholders.

Item 1—Election of Directors

Class I Directors continuing in office are William F. Wright, D. Patrick Curran, and Malcolm M. Aslin. Class I Directors' terms expire in 2003.

Four Class II directors, Allen Petersen, J. Gary Russ, Don C. McNeill and E. Miles Prentice, were elected at the Annual Meeting. Voting results were as follows:

Allen D. Petersen
Votes For	31,364,292
Votes Against	419,842
J. Gary Russ
Votes For	31,320,424
Votes Against	463,710
Donald C. McNeill
Votes For	31,369427
Votes Against	415,707
E. Miles Prentice
Votes For	31,365,927
Votes Against	418,207

Class III Directors continuing in office are Michael W. Gullion, William Randon and William R. Hagman, Jr. Class III Directors terms expire in 2002.

ITEM 5: OTHER INFORMATION

    None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

    None

  (b)
  REPORTS ON FORM 8-K

    The Company filed the following Current Report on Form 8-K during the second quarter of 2001:

      (1)
      Form 8-K filed on May 8, reporting under Item 5.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD BANC CORPORATION, INC.
Date: August 14, 2001	By:	/s/ RICK J. TREMBLAY
Rick J. Tremblay Senior Vice President and Chief Financial Officer

(Authorized officer and principal financial officer of the registrant)

QuickLinks

GOLD BANC CORPORATION, INC. INDEX TO 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
PART I GOLD BANC CORPORATION, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands except per share and per share data) (Unaudited)
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES Consolidated Statements of Earnings For the Three Months ended (In thousands, except per share data) (Unaudited)
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES Consolidated Statements of Earnings For the Six Months ended June 30, 2001 (In thousands, except per share data) (Unaudited)
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Six Months Ended (In thousands) (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3: DEFAULTS UPON SENIOR SECURITIES
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES