Form 10-Q
period 2001-09-30
GOLD BANC CORP INC
filed 2001-11-14
CIK 1015610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission File Number: 0-28936

GOLD BANC CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Kansas	48-1008593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11301 Nall Avenue, Leawood, Kansas (Address of principal executive office)	66211 (Zip code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at November 1, 2001

Common Stock, $1.00 par value	34,473,730

GOLD BANC CORPORATION, INC.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2001

PART I
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except per share and per share data)
(Unaudited)

	Sept. 30, 2001	Dec. 31, 2000
Assets
Cash and due from banks	$63,559	$82,423
Federal funds sold and interest-bearing deposits	275	36,468

Total cash and cash equivalents	63,834	118,891

Investment securities:
Available-for-sale	599,481	518,323
Held-to-maturity	13,470	4,393
Trading	5,898	3,265

Total investment securities	618,849	525,981

Mortgage and student loans held for sale, net	8,566	134,081
Loans, net	2,019,144	1,785,907
Premises and equipment, net	59,769	60,626
Goodwill, net	38,577	33,376
Cash surrender value of life insurance	52,222	—
Accrued interest and other assets	72,156	58,736

Total assets	$2,933,117	$2,717,598

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$2,123,962	$2,133,877
Securities sold under agreements to repurchase	115,116	78,975
Federal funds purchased and other short-term borrowings	15,890	24,654
Guaranteed preferred beneficial interests in Company's debentures	81,749	82,549
Long-term debt	390,986	200,561
Accrued interest and other liabilities	33,609	27,736

Total liabilities	2,761,312	2,548,352

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized 38,351,330 issued at September 30, 2001 and 38,285,900 issued at December 31, 2000	38,351	38,286
Additional paid-in capital	75,819	75,523
Retained earnings	80,261	64,198
Accumulated other comprehensive income, net	4,531	836
Unearned compensation	(2,802)	(3,802)

	196,160	175,041
Less treasury stock—3,535,100 shares at September 30, 2001 and 800,000 shares at December 31, 2000	(24,355)	(5,795)

Total stockholders' equity	171,805	169,246

Total liabilities and stockholders' equity	$2,933,117	$2,717,598

See accompanying notes to Consolidated Financial Statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months ended
(In thousands, except per share data)
(unaudited)

	Sept. 30, 2001	Sept. 30, 2000
Interest income:
Loans, including fees	$40,417	$44,936
Investment securities	9,659	7,205
Other	648	987

	50,724	53,128

Interest expense:
Deposits	20,896	23,148
Borrowings and other	8,973	6,791

	29,869	29,939

Net interest income	20,855	23,189
Provision for loan losses	5,225	978

Net interest income after provision for loan losses	15,630	22,211

Other income:
Service fees	5,944	2,580
Net gains on sale of mortgage loans	257	1,051
Net securities gains (losses)	139	(2,137)
Investment trading fees and commissions	1,836	852
Other	4,853	2,617

	13,029	4,963

Other expense:
Salaries and employee benefits	11,496	11,110
Net occupancy expense	1,334	2,023
Depreciation expense	1,345	1,568
Goodwill amortization expense	407	651
Consolidation/repositioning/pooling/mortgage closing expenses	(4,489)	(512)
Other	11,636	6,824

	21,729	21,664

Earnings before income taxes	6,930	5,510
Income tax expense	770	1,921

Net earnings	$6,160	$3,589

Net earnings per share—basic and diluted	$.18	$.10

    See accompanying notes to Consolidated Financial Statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Nine Months ended September 30, 2001
(In thousands, except per share data)
(unaudited)

	Sept. 30, 2001	Sept. 30, 2000
Interest income:
Loans, including fees	$126,530	$130,484
Investment securities	24,918	21,556
Other	3,378	2,225

	154,826	154,265

Interest expense:
Deposits	67,521	64,883
Borrowings and other	22,675	18,675

	90,196	83,558

Net interest income	64,630	70,707
Provision for loan losses	9,565	2,653

Net interest income after provision for loan losses	55,065	68,054

Other income:
Service fees	11,438	8,079
Net gains on sale of mortgage loans	1,500	4,367
Net securities gains (losses)	1,428	(1,933)
Investment trading fees and commissions	4,861	2,120
Other	13,674	8,483

	32,901	21,116

Other expense:
Salaries and employee benefits	33,548	32,832
Net occupancy expense	4,316	6,104
Depreciation expense	4,437	4,628
Goodwill amortization expense	1,467	1,977
Consolidation/repositioning/pooling/mortgage closing expenses	(4,966)	9,684
Other	24,389	18,844

	63,191	74,069

Earnings before income taxes	24,775	15,101
Income tax expense	6,568	5,894

Net earnings	$18,207	$9,207

Net earnings per share-basic and diluted	$.51	$.24

    See accompanying notes to Consolidated Financial Statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended
(In thousands)
(Unaudited)

	September 30, 2001	September 30, 2000
Cash flows from operating activities:
Net earnings	$18,207	$9,207
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities, net of purchase acquisitions:
Provision for loan losses	9,565	2,653
(Gains) losses on sales of securities	(1,428)	1,884
Amortization of investment securities' premiums, net of accretion	(23)	51
Depreciation	4,437	4,628
Amortization of goodwill	1,467	1,977
Net decrease (increase) in mortgage loans held for sale	39,534	(11,032)
Loss on sale of assets, net	—	69
Net (increase) decrease in trading securities	(1,798)	5,153
Unrealized loss on trading securities	—	49
Other changes:
Accrued interest receivable and other assets	(13,300)	5,465
Accrued interest payable and other liabilities	3,473	(982)

Net cash provided by operating activities	60,134	19,122

Cash flows from investing activities:
Net increase in loans	(242,802)	(115,316)
Principal collections and proceeds from maturities of held-to-maturity securities	—	3,211
Principal collections and proceeds from sales and maturities of available-for-sale securities	393,848	208,854
Purchases of available-for-sale securities	(381,462)	(241,591)
Purchases of held to maturity securities	(9,077)	(1,000)
Purchase of bank owned life insurance policies	(52,222)
Net additions to premises and equipment	(3,542)	(4,308)
Proceeds from sale of other assets	—	800
Cash paid, net of cash received, in acquisitions	44,732	—

Net cash used in investing activities	(250,525)	(149,350)

Cash flows from financing activities:
(Decrease) increase in deposits	(61,325)	6,371
Net increase (decrease) in short-term borrowings	27,377	(68,277)
Net increase in FHLB and other long-term borrowings	189,625	155,444
Proceeds from issuance of common stock	361	70
Purchase of treasury stock	(18,560)	(5,795)
Cash dividends	(2,144)	(1,854)

Net cash provided by financing activities	135,334	85,959

Decrease in cash and cash equivalents	(55,057)	(44,269)
Cash and cash equivalents, beginning of year	118,891	128,616

Cash and cash equivalents, end of period	63,834	84,347
Supplemental schedule of non-cash activities:
Issuance of common stock for acquisitions		$393
Non-cash investing activities related to the securitization of loans held for sale:
Increase in investment securities	$85,981	—
Decrease in mortgage loans held for sale	$(85,981)	—
Non-cash activities related to acquisitions:
Increase in accrued interest and other assets	$7,623	—
Increase in other liabilities	17	—
Increase in premises	1,538	—
Increase in deposits	51,410	—

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

    The consolidated balance sheet as of September 30, 2001 and the consolidated statements of earnings for the three and nine months ended September 30, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. The Consolidated Statement of Earnings for the three and nine months ended September 30, 2001 is not necessarily indicative of the results to be expected for the entire year.

2.
Earnings per Common Share.

    Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share include the effects of all potentially dilutive common shares outstanding during each period. Employee stock options are the Company's only potential common share equivalents.

    The shares used in the calculation of basic and diluted income per share for the three and nine months ended September 30, 2001 and 2000 are shown below (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2001	2000	2001	2000
Weighted average common shares outstanding	35,050	37,486	35,837	37,634
Stock options	62	8	44	41

Weighted average common shares and Common share equivalents outstanding	35,112	37,494	35,881	37,675

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

4.
Other Comprehensive Income.

    Other Comprehensive income was $23.1 million and $13.9 million for the nine months ended September 30, 2001 and 2000, respectively and $8.1 and $7.5 million for the three months ended September 30, 2001 and 2000, respectively. The difference between other comprehensive income and net earnings presented in the Consolidated Statement of Earnings is attributed solely to unrealized gains and losses on available-for-sale securities.

5.
Acquisitions.

    On July 27, 2001, the Company's lead financial institution, Gold Bank, headquartered in Leawood, Kansas, entered into an agreement with North American Savings Bank, F.S.B., Grandview, Missouri to purchase its deposit base of approximately $54 million and physical assets at 8840 State Line Road, Leawood, Kansas. The excess of cost over fair value of the underlying assets acquired was $4.2 million and is being amortized over 10 years.

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

    On March 6, 2000, the Company issued 2,708,565 shares of common stock to acquire First Business Bank of Kansas City, N.A. ("First Business Bank"), which is located in the heart of the popular Country Club Plaza area. The acquisition cost was approximately $20 million in a stock-for-stock, tax-free exchange. The transaction was accounted for as a pooling of interests except for the 14% minority interest held by third parties in First Business Bank. The acquisition of the minority interests of 14% was accounted for as a purchase. First Business Bank had total assets of approximately $130.7 million at March 31, 2000.

    On March 20, 2000, the Company issued 8,319,131 shares of common stock to acquire American Bancshares, Inc. of Bradenton, Florida ("American Bancshares"), owner of American Bank. American

Bank is one of the largest community banks on the west coast of Florida. The acquisition cost was approximately $55 million in a stock-for-stock, tax-free exchange that was accounted for as a pooling of interests. American Bancshares had total assets of approximately $471.6 million at March 31, 2000.

6.
Treasury Stock

    On March 7, 2001, the Company announced that the Board of Directors had approved a common stock repurchase program whereby the Company may acquire up to 1,839,000 shares of the Company's common stock, or approximately 5% of the then outstanding shares. The Company completed the repurchase program in August, 2001. On September 17, 2001 the Company announced the approval of another common stock repurchase program whereby the Company may acquire up to 1,800,000 additional shares of the Company's common stock, or approximately an additional 5% of the outstanding shares. At September 30, 2001, the Company had acquired 2,735,100 shares under these programs at prices ranging from $6.55-$7.85 per share.

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

    During 1999 and 2000, the Company consolidated its Kansas and\ Oklahoma banks into a single statewide organization. The plan for the consolidation was formed with the intention to reposition the Company to improve service to its customers, achieve higher profitability and enhance its visibility in each state.

    The plan primarily involved exiting certain duplicate branch banking facilities resulting in asset write-downs to estimated fair value, eliminating duplicate backroom functions, abandoning certain leases and reducing the number of full-time employees. Accordingly, the Company recognized repositioning expenses of $724,000 in the quarter ended March 31, 2000. Details of the Kansas and Oklahoma repositioning accrual at September 30, 2001 and 2000 are as follows (in thousands):

	Activity for Quarter Ended September 30, 2001
	Accrual at June 30, 2001	Expense	Paid	Accrual at September 30, 2001
Salaries, benefits and severance	$243	$—	$75	$168
Asset write-downs and lease abandonments	—	—	—	—
Other repositioning expenses	69	—	69	0

	$312	$—	$144	$168

	Activity for Quarter Ended September 30, 2000
	Accrual at June 30, 2000	Expense	Paid	Accrual at September 30, 2000
Salaries, benefits and severance	$219	$—	$198	$21
Asset write-downs and lease abandonments	410	—	50	360
Other repositioning expenses	—	—	—	—

	$629	0	$248	$381

	Activity for Quarter Ended September 30, 2001
	Accrual at Dec. 31, 2000	Expense	Paid	Accrual at September 30, 2001
Salaries, benefits and severance	$392	—	$224	$168
Asset and goodwill write-downs and lease abandonments	24	—	24	—

Other closing expenses	227	—	227	—

	$643	$0	$475	$168

	Activity for Nine Months Ended September 30, 2000
	Accrual at Dec. 31, 1999	Expense	Paid	Accrual at September 30, 2000
Salaries, benefits and severance	$552	$464	$995	$21
Asset and goodwill write-downs and lease abandonments	815	47	502	360
Other closing expenses	480	213	693	0

	$1,847	$724	$2,190	$381

    During the fourth quarter of 2000, the Company announced it would close its separate mortgage banking subsidiary, Gold Banc Mortgage. As a result of this decision, the Company recorded expenses of $19.8 million in the fourth quarter of 2000. Details of the Gold Banc Mortgage closing accrual as of September 30, 2001 are as follows (in thousands):

	Activity for Three Months Ended September 30, 2001
	Accrual at June 30, 2001	Expense	Paid	Accrual at September 30, 2001
Salaries, benefits and severance	$204	—	$59	$145
Asset and goodwill write-downs and lease abandonments	—	—	—	—
Other closing expenses	—	—	—	—

	$204	$0	$59	$145
	Activity for Nine Months Ended September 30, 2001
	Accrual at Dec. 30, 2000	Expense	Paid	Accrual at September 30, 2001
Salaries, benefits and severance	$341	$0	$196	$145
Asset and goodwill write-downs and lease abandonments	253	(79)	174	—
Other closing expenses	1,493	(398)	1,095	(—)

	$2,087	$(477)	$1,465	$145

    On August 13, 2001, a three person arbitration panel ruled in Gold Banc's favor on its claims against Brad Ives, David Murrill, and Robert McGannon (the "sellers" of Regional Holding to Gold Banc in 1999), and denied all counter-claims that the Sellers made against Gold Banc. The panel cancelled promissory notes to the former owners totaling $4 million plus awarded monetary damages of $489,000. The award of $4.489 million was recorded in the financial statements as a reduction of mortgage closing expenses during the quarter ending 9/30/2001.

8.
Subsequent Events:

    On October 25, 2001 the Board of Directors declared a $0.02 cash dividend on common stock to shareholders of record as of November 6, 2001, payable on November 11, 2001.

9.
Legal Proceedings

Regional Arbitration, Accounting Dispute and Related Civil Lawsuit

    Gold Banc has obtained an award in its favor in an arbitration claim, filed in June 2000 with the American Arbitration Association ("AAA"), against Brad D. Ives, David W. Murrill, and Robert E. McGannon ("Respondents") relating to its acquisition of Regional Holding Company, Inc. ("Regional"). Gold Banc asserted a claim for breach of representations and warranties made in the Stock Purchase Agreement concerning the Regional Acquisition. Respondents answered Gold Banc's claim and asserted a counterclaim for breach of certain promissory notes, as amended, issued to Respondents as part of the acquisition, seeking a principal amount of $4.08 million, plus interest. Respondents also counter-claimed for declaratory judgment related to Gold Banc's set-off of its claim against the notes, and for fraud in connection with amendments to the notes, Respondents' employment agreements and the Stock Purchase Agreement undertaken in December 1999. After an arbitration hearing of July 16-24, 2001, a three person AAA arbitration panel made an award in favor of Gold Banc canceling the promissory notes from Gold Banc to Respondents, and awarding Gold Banc additional damages of $489,000 against Respondents. In addition, the Panel ruled in favor of Gold Banc on Respondents' counter-claims. The Panel denied a request for costs and fees, and denied a motion by one of the Respondents to reallocate or amend the award. As a result of the panel's ruling Gold Banc recorded the cancellation of the notes payable and the monetary award as a reduction of other expense in the third quarter of 2001.

    Gold Banc has learned that the Respondents intend to file an action seeking to vacate the arbitration award. Gold Banc knows of no grounds to overturn the award and believes that any such action by Respondents would be without merit.

    Gold Banc also gave Respondents notice invoking an alternative dispute resolution provision of the Stock Purchase Agreement (section 2.3) over the application of generally accepted accounting principles to the financial statements of Regional. The accounting dispute affects the contract formula for calculating the purchase price. Gold Banc demanded that Respondents join in submitting the dispute to Ernst & Young, LLP, as set forth in the Stock Purchase Agreement. Respondents disputed the timeliness of the demand, and asked the AAA Panel to declare that Gold Banc had not timely invoked the procedure. The Panel ruled in favor of Gold Banc, ordering the parties to submit the matter in accordance with the contract procedures. It has not yet been submitted to Ernst & Young, LLP for decision.

    In a related matter, Brad D. Ives, David W. Murrill, and Robert E. McGannon (Respondents in the arbitration proceeding), filed a civil case in September 2000 against Gold Banc Mortgage, Inc. ("GBM"), Michael Gullion and Jerry Bengtson in the Circuit Court of Jackson County, Missouri. As subsequently amended, plaintiffs in the Jackson County case allege three counts: (1) that (similar to their fraud claim in the arbitration proceeding) in December 1999, defendants fraudulently induced plaintiffs to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages; (2) that McGannon is entitled to declaratory judgment that his placement on administrative leave for a period of time during the arbitration was a constructive termination under his employment agreement entitling him to certain rights; and (3) that GBM breached Ives' employment agreement when it changed his termination to "for cause" in 2001 based on after-acquired evidence subsequent to his original termination in 2000 "without cause," allegedly entitling Ives to payment of employment payments and benefits he otherwise would have received. Defendants GBM, Gullion and Bengtson have answered, denying the claims against them and asserting affirmative defenses. Gold Banc believes that its defenses to the fraud claim are strong and that the plaintiffs' fraud claim is without merit. Concerning the claim for declaratory judgment on behalf of McGannon, defendants assert that the claim is moot because McGannon has subsequently been terminated, has received benefits he is entitled to, and therefore there remains no justiciable dispute.

CUNA Trademark Lawsuit

    Gold Banc filed suit against the Credit Union National Association, Inc. ("CUNA") on July 26, 2001 in the United States District Court for the District of Kansas to defend Gold Banc's MORE THAN MONEY service mark. Suit was filed to protect Gold Banc's rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed Gold Banc's service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA's two registrations for its mark be cancelled, and money damages, including a sum to compensate Gold Banc for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001 and discovery in the case is proceeding and is expected to conclude in March 2002. The matter has been set on a trial docket beginning September 2002. Neither Gold Banc nor its attorneys can predict the outcome of this litigation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three and nine-month periods ended September 30, 2001. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as the Company's 2000 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results to be attained for any other period.

SUMMARY

    Consolidated net income for the nine months ended September 30, 2001 was $18.2 million; a $9.0 million increase over the $9.2 million for the first nine months of 2000. Net income for the three months ended September 30, 2001 was $6.2 million compared with $3.6 million for the three months ended September 30, 2000. Basic and diluted earnings per share were $0.51 for the first nine months of 2001 compared to $0.24 per share for the first nine months of 2000. Basic and diluted earnings per share were $0.18 for the quarter ended September 30, 2001 compared to $0.10 for the quarter ended September 30, 2000. The return on average assets and equity was 0.88% and 14.53%, respectively, for the nine months ended September 30, 2001 compared to 0.90% and 3.96%, respectively, for the nine months ended September 30, 2000. The return on average assets and equity was 0.85% and 14.54%, respectively, for the three months ended September 30, 2001 compared to 0.70% and 10.76%, respectively, for the three months ended September 30, 2000. Pooling and repositioning expenses of $7.1 million net of taxes impacted earnings for the first nine months of 2000. Without these charges, earnings per share would have been $0.43 and return on average assets and equity would have been 0.63% and 9.10%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

    Total interest income for the nine months ended September 30, 2001 was $154.8 million compared to $154.3 million for the nine months ended September 30, 2000 or an increase of $561 thousand. This increase resulted from a $4.0 million decrease in loan interest and a $4.5 million increase in investment security interest and other interest. Total interest income for the three months ended September 30, 2001 was $50.7 million; a $2.4 million or 4.5% decrease from the three months ended September 30, 2000. The decrease was the result of a $4.5 million decline in loan interest income. Average loans increased to $1.96 billion for the three months ended September 30, 2001 compared to $1.90 billion for the three months ended September 30, 2000 or a 3.0% increase. This increase in loan volume was offset by a reduction in net interest margin from 3.90% for the three months ended September 30, 2000 to 3.20% for the three months ended September 30, 2001. Average earning assets were $2.77 billion for the nine months ended September 30, 2001 compared $2.61 billion for the first nine months of 2000.

    Total interest expense for the nine months ended September 30, 2001 was $90.2 million compared to $83.6 million for the nine months ended September 30, 2000. Total interest expense for the three months ended September 30, 2001 was $29.9 million; a $70 thousand or 0.2% decrease over the three months ended September 30, 2000. The decrease was the result of a $2.3 million decrease in interest on deposits and a $2.2 million increase in interest expense on other borrowings.

    Net interest income was $64.6 million for the nine months ended September 30, 2001 compared with $70.7 million for the nine months ended September 30, 2000. Net interest income was

$20.1 million for the three months ended September 30, 2001, compared to $23.2 million for the same period in 2000; a decrease of 10.1%. The Company's net interest margin decreased from 4.04% for the nine months ended September 30, 2000 to 3.25% for the nine months ended September 30, 2001. Net interest margin decreased from 3.90% for the three months ended September 30, 2000 to 3.20% for the three months ended September 30, 2001. The Company's net interest margin for the three months ended December 31, 2000 was 3.85%. The Company's interest earning assets reprice more quickly than its interest bearing liabilities. This factor, combined with the current declining interest rate environment have resulted in a decrease in both net interest income and the net interest margin during the nine months and quarter ended September 30, 2001.

Provision/Allowance for Loan Losses

    The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans are 69% of the Company's total assets as of September 30, 2001. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, and the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management's experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary.

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

    The Company considers non-performing assets to include non-accrual loans, other loans past due 90 days or more as to principal and interest (with the exception of those loans which in management's opinion are well collateralized or exhibit other characteristics suggesting they are collectible), other real estate owned and repossessed assets. Total non-performing loans were $20.6 million and $20.7 million at September 30, 2001 and December 31, 2000, respectively. Total non-performing loans were 1.00% and 1.06% of gross loans at September 30, 2001 and December 31, 2000, respectively. Total non-performing assets were $25.0 million and $24.4 million at September 30, 2001 and December 31, 2000, respectively. Total non-performing assets were .85% and .90% of total assets at September 30, 2001 and December 31, 2000, respectively.

    The allowance for loan losses totaled $25.3 million and $26.2 million at September 30, 2001 and December 31, 2000, respectively, and represented 1.23% and 1.35% of total loans at each date. The provision for loan losses for the nine months ended September 30, 2001, was $9.6 million compared to $2.7 million for the nine months ended September 30, 2000. Net charge-offs for the nine months ended September 30, 2001 were $10.5 million compared to $2.6 million for the nine months ended September 30, 2000. The increase in the provision for loan loss and net charge-offs for the nine months ended September 30, 2001 is the direct result of management's continued efforts to merge the credit culture of its Oklahoma acquisitions into the Company's existing credit standards. Management has continued to review the loan portfolio of the Oklahoma banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

Other Income

    Other income for the nine months ended September 30, 2001 was $32.9 million compared to $21.1 million for the first nine months of 2000. For the three months ended September 30, 2001 other income was $13.0 million, an increase of $8.1 million, or 162.5% over the same period last year. The increase in other income resulted from an increase in service fee income and investment trading fees and commissions related to increased bond sales during the first nine months of 2001; an increase in net securities gains related securities sales and a general increase in miscellaneous other income during the quarter. The miscellaneous other income includes $5.1 million in additional income derived from the activities of IPI which was acquired in the first quarter of 2001. These increases were partially offset by a decrease in net gains on the sale of mortgage loans.

Other Expense

    For the first nine months of 2001, other expense was $63.2 million compared to $74.1 million for the same period of 2000. Other expense for the three months ended September 30, 2001 was $21.7 million; an increase of $65 thousand from the same period last year. The primary increase in other expense was the result of cost of sales related to the additional sales obtained through the IPI acquistion. Results for the nine months ended September 30, 2000 included $9.7 million in consolidation/repositioning/pooling expenses related to the three acquisitions during the first quarter and the continuing efforts to consolidate the Kansas banks into one charter. The other expense category has also been reduced by $4.4 million to record the arbitration award. Net occupancy expense decreased from $6.1 million for the nine months ended September 30, 2000 to $4.3 million for the first nine months of 2001. Depreciation expense for the same period decreased from $4.6 million to $4.4 million For the three months ended September 30, 2001 depreciation expense was $1.3 million compared to $1.6 million for the three months ended September 30, 2000.

Income Tax Expense

    Income tax expense for the nine months ended September 30, 2001 was $6.6 million compared to $5.9 million for the nine months ended September 30, 2000. This increase was due to the increase in earnings before income taxes of $24.8 million for the nine months ended September 30, 2001 compared to $15.1 million for the nine months ended September 30, 2000. The effective tax rate was 26.5% and 39.0% for each period, respectively.  Income tax expense for the three months ended September 30, 2001 and 2000 was $770 thousand and $1.9 million, respectively. The effective tax rate for each time period was 27.0% and 34.9%, respectively. The decrease in effective tax rate for both the three month and nine month time periods is due to the non-taxable treatment of the arbitration award in 2001.

FINANCIAL CONDITION

    From December 31, 2000 to September 30, 2001 total assets grew from $2.7 billion to $2.9 billion, respectively. Net loans increased from $1.8 billion to $2.0 billion, respectively. Deposits have remained constant at $2.1 billion. Investment securities were $618.8 million at September 30, 2001, compared to $526.0 million at December 31, 2000; an increase of $92.9 million or 17.7%. Total long and short-term borrowings increased $180.9 million or 58.8% from December 31, 2000.

Liquidity and Capital Resources

    Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. The Banks' investment portfolios provide intermediate term liquidity. The Banks also have established a credit facility with the FHLB, under which they are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. The Company's liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from its subsidiary Banks. In addition to the FHLB credit facility the Company has a $25 million line of credit with a correspondent bank with outstanding borrowings of $25 million at September 30, 2001.

    Cash and cash equivalents and investment securities totaled $682.7 million, or 23.3% of total assets at September 30, 2001 compared to $644.9 million, or 23.7% at December 31, 2000. Cash provided by operating activities for the nine months ended September 30, 2001 was $60.1 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $250.5 million, consisting primarily of the net sales and maturity of investment securities of $12.4 million and an increase in loans of $242.8 million and offset by the purchase of bank-owned life insurance policies of $52.2 million. Cash provided by financing activities was $135.3 million, consisting primarily of a decrease in deposits of $61.3 million,, the purchase of $18.6 million in treasury stock and by an increase in net borrowings of $217.0 million.

    The Company and its subsidiaries actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be well capitalized a company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be 10.0%, 6.0% and 5.0% respectively. The Company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at September 30, 2001 were 10.45%, 8.18% and 6.48%, respectively. These same ratios at December 31, 2000 were 11.41%, 8.92% and 7.16%, respectively. The primary source of funds available to the Company is dividends by the subsidiaries. Each Bank's ability to pay dividends may be limited by regulatory requirements. At September 30, 2001, the subsidiaries could pay dividends without prior regulatory approval. Management believes cash generated from its operations and correspondent bank facility will be sufficient to meet its cash requirements for internal growth and general operations in the foreseeable future.

    On March 7, 2001, the Company announced that the Board of Directors had approved a common stock repurchase program whereby the Company may acquire up to 1,839,000 shares of the Company's common stock, or approximately 5% of the then outstanding shares. The Company completed the repurchase program on August 31, 2001. On September 17, 2001 the Company announced the approval of another common stock repurchase program whereby the Company may acquire up to 1,800,000 additional shares of the Company's common stock, or approximately an additional 5% of the outstanding shares. At September 30, 2001, the Company had acquired 2,735,100 shares under these programs at prices ranging from $6.55-$7.85 per share.

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

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require an assessment of whether there is and indication that goodwill is impaired as of the date of adoption. This will be accomplished through the identification of reporting units and determination of the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired then the second step of the transitional impairment test must be performed. In the second step, the implied fair value must be compared to the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141 to the carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of earnings.

    Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate whether any transitional impairment losses will be recognized as the cumulative effect of a change in accounting principle.

    In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement supercedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet completed its evaluation of the impact this Statement will have when adopted.

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

    The following table indicates that, at September 30, 2001, in the event of a sudden and sustained increase in prevailing market rates, the Companies net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual
200 basis point rise	$108,933,000	$3,131,000	3.0%
100 basis point rise	$108,450,000	$2,648,000	2.5%
Base Rate Scenario	$105,802,000	—	—
100 basis point decline	$103,645,000	($2,157,000)	(2.0%)
200 basis point decline	$100,593,000	($5,209,000)	(4.9%)

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Regional Arbitration, Accounting Dispute and Related Civil Lawsuit

    Gold Banc has obtained an award in its favor in an arbitration claim, filed in June 2000 with the American Arbitration Association ("AAA"), against Brad D. Ives, David W. Murrill, and Robert E. McGannon ("Respondents") relating to its acquisition of Regional Holding Company, Inc. ("Regional"). Gold Banc asserted a claim for breach of representations and warranties made in the Stock Purchase Agreement concerning the Regional Acquisition. Respondents answered Gold Banc's claim and asserted a counterclaim for breach of certain promissory notes, as amended, issued to Respondents as part of the acquisition, seeking a principal amount of $4.08 million, plus interest. Respondents also counter-claimed for declaratory judgment related to Gold Banc's set-off of its claim against the notes, and for fraud in connection with amendments to the notes, Respondents' employment agreements and the Stock Purchase Agreement undertaken in December 1999. After an arbitration hearing of July 16-24, 2001, a three person AAA arbitration panel made an award in favor of Gold Banc canceling the promissory notes from Gold Banc to Respondents, and awarding Gold Banc additional damages of $489,000 against Respondents. In addition, the Panel ruled in favor of Gold Banc on Respondents' counter-claims. The Panel denied a request for costs and fees, and denied a motion by one of the Respondents to reallocate or amend the award. As a result of the panel's ruling Gold Banc recorded the cancellation of the notes payable and the monetary award as a reduction of other expense in the third quarter of 2001.

    Gold Banc has learned that the Respondents intend to file an action seeking to vacate the arbitration award. Gold Banc knows of no grounds to overturn the award and believes that any such action by Respondents would be without merit.

    Gold Banc also gave Respondents notice invoking an alternative dispute resolution provision of the Stock Purchase Agreement (section 2.3) over the application of generally accepted accounting principles to the financial statements of Regional. The accounting dispute affects the contract formula for calculating the purchase price. Gold Banc demanded that Respondents join in submitting the dispute to Ernst & Young, LLP, as set forth in the Stock Purchase Agreement. Respondents disputed the timeliness of the demand, and asked the AAA Panel to declare that Gold Banc had not timely invoked the procedure. The Panel ruled in favor of Gold Banc, ordering the parties to submit the matter in accordance with the contract procedures. It has not yet been submitted to Ernst & Young, LLP for decision.

    In a related matter, Brad D. Ives, David W. Murrill, and Robert E. McGannon (Respondents in the arbitration proceeding), filed a civil case in September 2000 against Gold Banc Mortgage, Inc. ("GBM"), Michael Gullion and Jerry Bengtson in the Circuit Court of Jackson County, Missouri. As subsequently amended, plaintiffs in the Jackson County case allege three counts: (1) that (similar to their fraud claim in the arbitration proceeding) in December 1999, defendants fraudulently induced plaintiffs to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages; (2) that McGannon is entitled to declaratory judgment that his placement on administrative leave for a period of time during the arbitration was a constructive termination under his employment agreement entitling him to certain rights; and (3) that GBM breached Ives' employment agreement when it changed his termination to "for cause" in 2001 based on after-acquired evidence subsequent to his original termination in 2000 "without cause," allegedly entitling Ives to payment of employment payments and benefits he otherwise would have received. Defendants GBM, Gullion and Bengtson have answered, denying the claims against them and asserting affirmative defenses. Gold Banc believes that its defenses to the fraud claim are strong and that the plaintiffs' fraud claim is without merit. Concerning the claim for declaratory judgment on behalf of McGannon, defendants assert that the claim is moot because McGannon has subsequently been terminated, has received benefits he is entitled to, and therefore there remains no justiciable dispute.

CUNA Trademark Lawsuit

    Gold Banc filed suit against the Credit Union National Association, Inc. ("CUNA") on July 26, 2001 in the United States District Court for the District of Kansas to defend Gold Banc's MORE THAN MONEY service mark. Suit was filed to protect Gold Banc's rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed Gold Banc's service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA's two registrations for its mark be cancelled, and money damages, including a sum to compensate Gold Banc for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001 and discovery in the case is proceeding and is expected to conclude in March 2002. The matter has been set on a trial docket beginning September 2002. Neither Gold Banc nor its attorneys can predict the outcome of this litigation.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    None

ITEM 5:  OTHER INFORMATION

    None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

    None

  (b)
  REPORTS ON FORM 8-K

    The Company filed the following Current Report on Form 8-K during the third quarter of 2001:

      (1)
      Form 8-K filed on August 14, reporting under Item 5.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD BANC CORPORATION, INC.
Date: November 14, 2001	By:	/s/ RICK J. TREMBLAY Rick J. Tremblay Senior Vice President and Chief Financial Officer

(Authorized officer and principal financial officer of the registrant)

QuickLinks

PART I
Consolidated Balance Sheets
Consolidated Statements of Earnings For the Three Months ended
Consolidated Statements of Earnings For the Nine Months ended September 30, 2001
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II OTHER INFORMATION
SIGNATURES