Form 10-K
period 2001-12-31
GOLD BANC CORP INC
filed 2002-03-25
CIK 1015610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Title of Each Class
Common Stock, $1.00 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the 28,521,046 shares of common stock, par value $1.00 per share, of the registrant held by non-affiliates of the registrant as of March 6, 2002 was $218,471,212, computed based on the $7.66 closing sale price of such common stock on that date. As of March 6, 2002, the registrant had 33,642,990 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following document are incorporated by reference into the indicated part of this report: definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

PART I

ITEM 1. BUSINESS

THE COMPANY AND SUBSIDIARIES

Gold Banc Corporation, Inc.

        Our Company, Gold Banc Corporation, Inc., is a Kansas corporation that was organized in 1986 as a multi-bank holding company. Our Company is registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System. Effective June 15, 2000, we elected to become a Financial Holding Company pursuant to the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by substantially revising and expanding the Bank Holding Company Act framework.

        We are now engaged in a full range of financial activities because of our new designation as a financial holding company. "Financial activities" are broadly defined to include not only banking, insurance and securities activities, but also merchant banking, investment advisory and additional activities that the Federal Reserve Board, in concert with the Secretary of the Treasury, determines to be financial in nature or complementary to such activities. As a financial holding company, we are now eligible to engage in a significantly broader range of financial activities.

        We own all of the outstanding stock of three commercial banks with 53 offices in 41 communities in Kansas, Missouri, Oklahoma and Florida. Our Banks are Gold Bank-Kansas, Gold Bank-Oklahoma, and American Bank, Bradenton, Florida, which had total assets as of December 31, 2001 of $1.5 billion, $905.0 million, and $545.7 million, respectively. We also owned one federal savings bank, Provident Bank f.s.b., St. Joseph, Missouri, during the first half of 2001. Provident Bank was merged into Gold Bank-Kansas on July 6, 2001.

        In addition to our Banks, we also own seven non-bank financial subsidiaries. Our financial subsidiaries provide securities brokerage, investment management, trust, insurance agency, investment advisory, title insurance services, data processing and information technology services. Since December 1978, we have grown internally and through acquisitions from a one bank holding company with $2.9 million in total assets to a financial services holding company offering diversified financial services with total assets as of December 31, 2001 of $3.0 billion. Our principal executive offices are located at 11301 Nall Avenue, Leawood, Kansas 66211, and our telephone number is (913) 451-8050.

        During 2001:

  •
  we completed the merger of Provident Bank f.s.b. into Gold Bank-Kansas

  •
  Gold Bank-Kansas purchased the deposit base of North American Savings Bank f.s.b. branch in    Leawood, Ks.

  •
  our subsidiary, CompuNet Engineering, Inc., acquired the assets of Information Products, Inc.

  •
  we acquired Ott Financial Corporation which was merged into Gold Capital Management, Inc.

  •
  we established a new financial subsidiary of Gold Financial Services, Inc., known as GBS Holding Company, LLC, to provide title insurance services through its wholly owned subsidiary Gold Title Agency LLC

  •
  we established a new subsidiary of Gold Banc, known as Gold Reinsurance Company, Ltd. To provide reinsurance services for credit life sold through the bank affiliates

The Subsidiary Banks

        Gold Bank-Kansas.    Gold Bank-Kansas is a Kansas state bank that has 26 banking offices located throughout the state of Kansas as well as two locations in Kansas City, Missouri and two locations in St. Joseph, Missouri. Gold Bank-Kansas is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including: credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. This Bank's loan portfolio consists primarily of commercial, real estate and agricultural loans. As of December 31, 2001, Gold Bank-Kansas had total assets of approximately $1.5 billion.

        Gold Bank-Oklahoma.    Gold Bank-Oklahoma is an Oklahoma state bank that has 18 banking offices located in western and central Oklahoma and one western Kansas location. Its headquarters are located in Edmond, Oklahoma, a suburb of Oklahoma City. Gold Bank-Oklahoma is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Gold Bank-Oklahoma's loan portfolio consists primarily of commercial, real estate and agricultural loans. As of December 31, 2001, Gold Bank-Oklahoma had total assets of approximately $905.0 million.

        American Bank, Bradenton, Florida.    American Bank is a Florida state bank that has nine banking offices located in Bradenton, Florida and five other surrounding communities. We acquired American Bank on March 20, 2000. American Bank is a full service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, brokerage services, safety deposit boxes and a wide range of lending services including: credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. American Bank's loan portfolio consists primarily of commercial, real estate, personal and agricultural loans. As of December 31, 2001, American Bank had total assets of approximately $545.7 million.

The Financial Services Subsidiaries

        Gold Financial Services, Inc.    Gold Financial Services is our wholly-owned subsidiary that serves as the division for our financial holding company activities of insurance, trust, brokerage, investment advisory services, merchant banking, and title insurance services.

        Gold Capital Management, Inc.    Gold Capital Management is a securities broker dealer and investment advisor that is registered with the National Association of Securities Dealers, and was formerly known as Midwest Capital Management, Inc. Gold Capital Management's customers consist primarily of financial institutions located throughout the United States but primarily in the midwestern section of the United States. Gold Capital Management manages a wide variety of stock, bond and money market portfolios for clients that currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa. Gold Capital Management also provides its services to trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Gold Capital Management is headquartered in Overland Park, Kansas, and is a wholly-owned subsidiary of Gold Financial Services. We acquired Gold Capital Management in January 1998.

        Gold Trust Company.    Gold Trust Company, which we acquired in December 1998, is a wholly-owned subsidiary of Gold Financial Services. Gold Trust Company is a Missouri trust company that is headquartered in St. Joseph, Missouri. Gold Trust Company also provides trust services at each Gold

Bank-Kansas affiliate location. As of December 31, 2001, Gold Trust Company had approximately $343 million in discretionary trust assets under management and approximately $119 million in non-discretionary trust assets under administration. Gold Trust Company was known as The Trust Company prior to March 15, 2001.

        Gold Insurance Agency, Inc.    Gold Insurance Agency is a Kansas insurance agency which sells a full line of insurance products, including life insurance, annuities, property and casualty insurance, disability insurance and credit life insurance. Gold Insurance Agency was previously a subsidiary of Gold Bank-Kansas, but as of December 28, 2000, they became a wholly owned subsidiary of Gold Financial Services. During 2001 we sold several of Gold Insurance Agency's agency locations and substantially reduced the scope of its operations. Gold Insurance Agency formerly was known as Gold Banc Financial Services, Inc.

        Gold Merchant Banc, Inc.    Gold Merchant Banc was established at the end of December 2000 and is a wholly- owned subsidiary of Gold Financial Services. Gold Merchant Banc engages in merchant banking activities as authorized for financial holding companies.

        Gold Investment Advisors, Inc.    We formed Gold Investment Advisors as a wholly-owned subsidiary in December 2000. Gold Investment Advisors was inactive in 2001, but we expect that it will provide investment advisory services in 2002.

        GBS Holding Company, LLC.    GBS Holding was formed in September 2001 as a joint venture with Stewart Title Insurance Company. GBS Holding is 75% owned by Gold Financial Services and 25% owned by Stewart Title Insurance Company. GBS Holding owns 100% of its subsidiary, Gold Title Agency, LLC. Gold Title Agency will provide title insurance services through the various Gold Bank locations.

        Gold Reinsurance Company, Ltd.    Gold Reinsurance Company, Ltd. was formed in November 2001 and is owned by Gold Banc Corporation, Inc. This company will provide reinsurance services for credit life insurance sold through the bank affiliates.

        CompuNet Engineering, Inc.    CompuNet Engineering, which we acquired in March 1999, provides information technology, e-commerce services and networking solutions for banks and other businesses, including the design and implementation of local and wide area networks. CompuNet Engineering is our wholly-owned subsidiary and is headquartered in Overland Park, Kansas.

        Gold Banc Mortgage, Inc.    Gold Banc Mortgage is a residential mortgage banking company with headquarters in Overland Park, Kansas. Gold Banc Mortgage was formerly named Regional Investment Company. We acquired Gold Banc Mortgage in August 1999 and then contributed it to Gold Bank-Kansas on December 16, 1999. On December 28, 2000, Gold Banc Mortgage was transferred to Gold Banc. On October 10, 2000, we initiated a corporate reorganization and announced plans to cease our mortgage banking activities through this subsidiary and the 17 states in which it was doing business. During 2001, Gold Banc Mortgage's activities were limited to closing out its loan activities.

Mergers, Acquisitions, Dispositions and Consolidations During 2001 and Early 2002

        Ott Financial Corporation.    On March 30, 2001, Gold Capital Management, our wholly owned subsidiary, acquired Ott Financial Corporation of Wichita, Kansas for approximately $2.7 million. Ott was the holding company for Davidson Securities, Inc. and J.O. Davidson and Associates, Inc., which specialized in public finance advisory and underwriting services. At the time of the acquisition, the companies were all merged into Gold Capital Management. The acquisition was accounted for using the purchase method of accounting. The excess of cost over fair value of the underlying net assets acquired was $1.5 million. Ott had total assets of approximately $1.3 million at the time of the acquisition.

        Information Products, Inc.    On April 26, 2001, CompuNet Engineering, a wholly owned subsidiary of our Company, acquired the assets of Information Products for approximately $1 million. Information Products provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware maintenance and systems design and installation across all industry sectors. The asset acquisition was accounted for using the purchase method of accounting. The excess of cost over fair value of the underlying assets acquired was approximately $822 thousand.

        North American Savings Bank.    On July 27, 2001, Gold Bank-Kansas entered into an agreement with North American Savings Bank, F.S.B., Grandview, Missouri, to purchase North American's deposit base of approximately $51 million and physical assets at 8840 State Line Road, Leawood, Kansas. The excess of cost over fair value of the underlying assets acquired was approximately $4.9 million.

        Merger of Provident Savings into Gold Bank-Kansas.    On July 6, 2001, Provident Bank, F.S.B., a federal savings bank and our wholly-owned subsidiary, merged with and into Gold Bank-Kansas. As a result of the merger, Provident Bank's two offices in St. Joseph, Missouri became branch offices of Gold Bank-Kansas. In connection with the Provident merger, the REIT-related subsidiaries of Gold Bank-Kansas and Provident Bank were combined. Gold Bank-Kansas' wholly-owned subsidiary, Gold IHC, Inc., a Nevada corporation, merged with and into Provident Bank's wholly-owned subsidiary, Gold IHC-I, LLC, a Delaware limited liability company. Also, Gold RE Holdings, Inc., a Nevada corporation and REIT subsidiary of Gold IHC, Inc., merged with and into Gold RE Holdings-I, Inc., a Delaware limited liability company and REIT subsidiary of Gold IHC-I, LLC. As a result of these two REIT-related mergers, Gold IHC-I, LLC became a wholly-owned subsidiary of Gold Bank-Kansas, and Gold RE Holdings-I, LLC remained a subsidiary of Gold IHC-I, LLC. Gold IHC-I, LLC and Gold RE Holding, LLC now conduct our REIT operations from offices in St. Joseph, Missouri.

        Sales of Rural Branches.    In January 2002, we entered into contracts to sell branches of Gold Bank-Kansas located in rural Kansas. Bank branches in Oberlin, Colby and Norcatur, with deposits of $27.3, $12.6, and $8.9 million, respectively, are being sold to one purchaser. The branch in Alma, with deposits of $23.3 million, is being sold to a second purchaser. The branch sales are expected to close in the first quarter of 2002, pending final regulatory approval.

BUSINESS

Community Banking Style

        We serve the needs and cater to the economic strengths of the metropolitan and county seat centers where our Banks are located. Through our Banks and their employees, we strive to provide a high level of personal and professional customer service focusing on commercial banking and assets and wealth management in a community bank setting. Employee participation in community affairs is encouraged in order to build long-term banking relationships with established businesses and individual customers in these market areas.

        We have applied our community banking style to the affluent communities in the rapidly developing Johnson County suburbs southwest of Kansas City and the growing Tulsa and Oklahoma City, Oklahoma market areas. We intend to implement this strategy in the higher growth market areas served by the banks acquired during 2000, particularly, in the Oklahoma City, Oklahoma and Sarasota/Bradenton, Florida markets. We believe the recent wave of regional bank acquisitions of local banks in those communities and metropolitan areas, and the subsequent conversion of some of those acquired banks to branch locations, have alienated the customers of those locations. This has created an opportunity for us to attract and retain as loan customers those owner-operated businesses that require flexibility and responsiveness in lending decisions and desire a more personal banking relationship. We believe that we have been able to meet these customers' expectations without compromising credit standards. The success of this strategy is reflected in our growth and ability to attract significant levels of non-interest bearing deposits in the suburban communities of Leawood and Shawnee, Kansas and in markets such as Tulsa and Oklahoma City, Oklahoma and Sarasota/Bradenton, Florida.

Operating Strategy

        Our operating strategy is commercial banking and wealth management. This operating strategy is to provide a focused range of financial products and services to small and medium sized businesses and consumers in each of our markets. We emphasize personal relationships with customers, involvement in local community activities and responsive lending decisions. We strive to maintain responsive community banking offices with local decision makers, allowing senior management at each banking location, within certain limitations, to make their own credit and pricing decisions allowing us to retain a local identity at each Bank.

        Our goals include long-term customer relationships, a high quality of service, and responsiveness to specific customer needs. The principal elements of our operating strategy are:

  •
  Emphasize Personalized Customer Service and Community Involvement. We believe that in most of our market areas customer loyalty and service are the most important competitive factors. Our primary goal is to provide exceptional customer service, turning the Gold Banc relationship into "More Than Money"™. Our focus is to provide commercial banking and wealth management in such a manner as to be the "Financial Services Company of Choice." Our Banks' management and other employees participate actively in a wide variety of community activities and organizations in order to develop and maintain customer relationships. Our Banks seek to retain and recruit the best available banking talent to deliver the quality of personal banking services required to meet customer expectations and to permit us to meet our goals for long term profitable growth.

  •
  Capitalize on Changing Market Conditions. Our management continually monitors economic developments in our market areas in order to tailor our operations to the evolving strengths and needs of the local communities. For example, Gold Bank-Kansas has opened service locations in the high-growth sections of the Kansas City area to fill the void of community banks that our management believes has been created by the recent transaction activity of regional banking institutions. Gold Bank-Oklahoma also has opened a facility in northwestern Oklahoma City in a high-growth area. Florida's market area is a strong market for commercial banking and wealth management services.

  •
  Centralize and Streamline Operations to Achieve Economies. In order to minimize duplication of functions, we have centralized certain management and administrative functions, including data processing, human resources, internal audit, loan review and regulatory administration. These initiatives can be demonstrated through:

•
the consolidation of both the Kansas and Oklahoma banking charters effective December 30, 2000 and November 10, 2000, respectively

•
the ongoing centralization of operations at the Overland Park location of the technology center and Gold Capital

•
a company-wide scheduled conversion to a common data processing platform during the 2nd and 3rd quarters of 2001 and continuing into 2002 and 2003

        Such centralization will reduce operating expenses and enable our Bank personnel to focus on customer service and community involvement. We believe we have the personnel necessary to make implementation of these operating efficiencies possible. We also provide overall direction in the following areas: budgets, asset/liability, and investment portfolio management.

Acquisition/Growth Strategy

        Transactions.    Our management believes that we are well positioned to acquire and profitably operate community banks because of our experience in operating community banks, our ability to provide centralized management assistance to those banks and our access to capital. Our management believes there are owners of community banks who may be willing to sell their banks in the future for, among other reasons, stockholder liquidity, diversification of their own investment portfolios, lack of family successor operators and the burden of compliance with bank regulations. In addition, management believes there are individual community bank owners in the targeted regions who are interested in selling their banks to an organization that has a strong capital base and management that has demonstrated a commitment to maintaining local bank identity. Our goal is to acquire banks with strong existing management such that our strategies can be implemented while retaining the individual identity of the banks through the continuation of the existing management and local decision makers.

        Internal Growth.    The recent wave of regional bank acquisitions of community banks in the midwest has created what our management perceives to be a void in the community banking market. It is management's belief that it has been the practice of regional banking institutions to convert the banks they acquire into branches of the acquiring institution without the retention of local decision making. Our management believes this practice detracts from the delivery of quality personalized services to the existing customer base of those branches. Our management believes our branching activities are distinguished from those of other regional banking institutions by the high degree of autonomy given each branch location.

        Our expansion activity has allowed us to diversify our loan portfolio. Furthermore, due to heavy residential and small business development, the loan demand in the suburban Johnson County, Kansas communities, as well as in southeastern Tulsa, Oklahoma, Oklahoma City, Oklahoma and Bradenton/Sarasota, Florida, is greater than that experienced in our rural market areas.

Lending Activities

        General.    In each market area we serve, we strive to provide a full range of financial products and services to small and medium-sized businesses and to consumers. We target owner operated businesses and emphasize the use of Small Business Administration and Farm Services Administration lending. Our Banks participate in credits originated within the organization but generally do not participate in loans from non-affiliated lenders. Each of our Banks has an established loan committee which has authority to approve credits within established guidelines. Concentrations in excess of those guidelines must be approved by an executive loan committee comprised of our Chief Executive Officer and one of our Vice Presidents, and the local Bank's president and senior lending officer. When lending to an entity, we generally obtain a guaranty from the principals of such entity. The loan mix within the individual Banks is subject to the discretion of the Bank's board of directors and the demands of the local marketplace.

        Residential loans are priced consistently with the secondary market, and commercial and consumer loans generally are issued at or above the prime rate. We have no potential negative amortization loans. The following is a brief description of each major category of our lending activity:

        Real Estate Lending.    Commercial, residential and agricultural real estate loans represent the largest class of our loans. As of December 31, 2001, real estate and real estate construction loans totaled $1.0 billion and $203.8 million, respectively or 46.65% and 9.42% of all loans, respectively. Generally, residential loans are written on a variable rate basis with adjustment periods of five years or less and amortized over either 15 or 30 years. We retain in our portfolio some adjustable rate mortgages having an adjustment period of five years or less. Agricultural and commercial real estate loans are amortized over 15 or 20 years. We also generate long term fixed rate residential real estate loans which we sell in the secondary market. We take a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower's ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance; although, on occasion, we will retain non-conforming residential loans to known customers at premium pricing.

        Commercial Lending.    Loans in this category principally include loans to service, retail, wholesale and light manufacturing businesses including agricultural service businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. As of December 31, 2001, commercial loans represented the second largest class of loans at $629.6 million, or 29.1% of total loans. We target owner operated businesses as our customers and make lending decisions based upon a cash flow analysis of the borrower as well as the accounts receivable, inventory and equipment of the borrower. Accounts receivable loans and loans for inventory purchases are generally of a one year renewable term and those for equipment generally have a term of seven years or less. We generally take a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans generally are limited to 50% of the value of the inventory, and accounts receivable loans generally are limited to 75% of a predetermined eligible base. Each of our Banks is approved to make loans under the Small Business Administration program.

        Consumer and Other Lending.    Loans classified as consumer and other loans include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. We generally take a purchase money security interest in goods for which we provide the original financing. The terms of the loans range from one to five years, depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 2001, consumer and other loans amounted to $112.4 million, or 5.2% of total loans. We implemented a credit card program in late 1994 and targeted our Banks' existing customer base as potential consumers. As of December 31, 2001, we had issued 5,899 cards having an aggregate outstanding balance of $3.4 million. We have not marketed credit cards other than to existing customers.

        Agricultural Lending.    We provide short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $196.6 million as of December 31, 2001, or 9.1% of total loans. Farm product loans have generally a one year term, and machinery and equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the ability to repay as well as the existence of federal guarantees and crop insurance coverage. Farm Credit Services guarantees are pursued wherever possible. Gold Bank holds a "Preferred Lender Status" from Farm Credit Services, a guarantee program similar to the Small Business Administration, that minimizes the credit exposure of our Banks through partial transfer of the credit risk to the federal government. Preferred Lender Status expedites the processing of loan applications. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans generally are limited to 75% of appraised value.

Loan Origination and Processing

        Loan originations are derived from a number of sources. Residential loan originations result from real estate broker referrals, mortgage loan brokers, direct solicitation by our Banks' loan officers, present savers and borrowers, builders, attorneys, walk-in customers, and in some instances, other lenders. Residential loan applications, whether originated through our Banks or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The average loan is less than $500,000. From time to time, loans may be participated among our Banks.

        The loan underwriting procedures followed by our Banks conform to regulatory specifications and are designed to assess both the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Our Bank then obtains reports with respect to the borrower's credit record and orders and reviews an appraisal of any collateral for the loan (prepared for our Bank through an independent appraiser). The loan information supplied by the borrower is independently verified.

        Loan applicants are notified promptly of the decision of our Bank by telephone and a letter. If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Prior to closing any long term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property. Interest rates on committed loans are normally locked in at the time of application or for a 30 to 45 day period.

Mortgage Banking Operations

        Through Gold Bank-Kansas, Gold Bank-Oklahoma, and American Bank, we are engaged in the production of residential mortgages. Our banks originate residential mortgage loans in their respective market areas, which will generally be sold servicing-released. Income is generated from origination fees and the gain on sale of loans.

        Residential loan business is generated primarily through networking with, and referrals from, real estate brokers, builders, developers and prior customers.

Brokerage Services

        We provide securities brokerage and investment management services through Gold Capital Management, a wholly- owned subsidiary, which operates as a broker dealer in securities. Customers consist primarily of financial institutions located throughout the United States with concentrations in the midwestern section of the United States. Gold Capital Management manages a wide variety of stock, bond and money market portfolios for clients which currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa. It also provides service to trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Gold Capital Management is registered with the National Association of Securities Dealers as a broker dealer and investment advisor.

Trust Services

        We provide trust services, primarily to individuals, corporations and employee benefit plans, through Gold Trust Company, a Missouri chartered trust company and wholly-owned non-bank subsidiary.

Merchant Banking

        We engage in merchant banking activities, as authorized for financial holding companies, through Gold Merchant Banc, a wholly-owned non-bank subsidiary.

Investment Advisory Services

        We plan to provide investment advisory services through Gold Investment Advisors, a wholly-owned non-bank subsidiary. Gold Investment Advisors was inactive in 2001, but expects to initiate operations in 2002.

Technology and E-Commerce Services

        We provide technology and e-commerce services through CompuNet Engineering and the Gold Bank Technology Center. The Technology Center provides consolidated core and back office processing, including:

  •
  the electronic storage of checks and statements and the preparation of imaged statements for the Kansas and Missouri banks

  •
  on-line banking support

  •
  a Call Center currently serving the Kansas City metropolitan area

  •
  internet access and electronic mail, as well as the gateway for all intra-company electronic communications

  •
  24 hour, seven-days-a-week telephone banking

        CompuNet Engineering designs and implements scaleable local and wide area networking solutions utilizing the products of Microsoft, Novell, Cisco and Citrix, among others. CompuNet Engineering provides these services, including network and PC service support on a 24 hour per day, seven-days-per-week basis, for us as well as other bank and non-bank clients. Additional services provided by CompuNet Engineering include the design and implementation of voice-over IP (internet) solutions and consulting design and implementation of wireless networking solutions. In 2001, Compunet Engineering acquired Information Products, Inc. which provided technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware maintenance, and systems design and installation across all industry sectors.

Insurance Services

        We provided insurance agency services through Gold Insurance Agency, a wholly-owned subsidiary. During 2001, we sold most of our agency locations and substantially reduced the activities of Gold Insurance Agency to life insurance products to the bank's clients.

Title Insurance Services

        In September 2001, we entered into a joint venture agreement with Stewart Title Agency Company to form GBS Holding Company, LLC. The purpose of GBS Holding was to generate title insurance business and fees which would then be collected through a subsidiary of GBS Holding. The subsidiary, Gold Title Agency LLC, initiated activity in the last quarter of 2001, but the revenues for this period were minimal and did not result in any income for the year. The activity is expected to increase significantly in 2002.

Investment Portfolio

        Our Banks' investment portfolio is used to meet our Banks' liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high quality investment portfolio oriented toward U.S. government and U.S. government agency securities. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments and a modest amount of investment grade obligations of state and political subdivisions. In managing our interest rate exposure, we also invest in mortgage backed securities and collateralized mortgage obligations. Federal funds sold and certificates of deposit are additional investments that are not classified as investment securities. Investment securities were $588.8 million, or 19.5% of total assets, on December 31, 2001.

Deposits and Borrowings

        Deposits are the major source of our Banks' funds for lending and other investment purposes. In addition to deposits, including local public fund deposits and demand deposits of commercial customers, our Banks derive funds from loan principal repayments, maturing investments, Federal Funds borrowings from commercial banks, borrowings from the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank, and from repurchase agreements. Loan repayments and maturing investments are a relatively stable source of funds while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a long-term basis for funding specific loan transactions and for general business purposes.

        Our Banks offer a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and individual retirement accounts. Deposit accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits.

Competition

        The deregulation of the banking industry, the widespread enactment of state laws permitting multi-bank holding companies, and the availability of nationwide interstate banking has created a highly competitive environment for financial service providers particularly for institutions in suburban areas such as Gold Bank-Kansas' Shawnee and Leawood, Kansas locations, Gold Bank—Oklahoma's Tulsa and Oklahoma City locations and American Bank's Bradenton/Sarasota locations. These locations compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Some of these competitors have substantially greater resources and lending limits and may offer certain services that these locations do not currently provide. In addition, some of the non-bank competitors are not subject to the same extensive federal regulations that govern these locations.

        Our management believes that our Banks generally have been able to compete successfully in their respective communities because of our emphasis on local control and the autonomy of Bank management, allowing our Banks to meet what is perceived to be the preference of community residents and businesses to deal with "local" banks. While management believes our Banks will continue to compete successfully in their communities, there is no assurance future competition will not adversely affect our Banks' earnings.

Our Executive Officers

        Our executive officers are as set forth below.

Name	Age	Principal Occupation and Five Year Employment History
Michael W. Gullion	47	Mr. Gullion has served as Chairman of our Board of Directors and Chief Executive Officer since our inception and served as our President from our inception until February 10, 1999.
Malcolm M. Aslin	54
		Mr. Aslin was appointed to the Board of Directors on February 11, 1999. He has served as our President and Chief Operating Officer since February 10, 1999. From October 1995 until February 10, 1999, Mr. Aslin served as (a) Chairman of the Board of Western National Bank and Unison Bancorporation, Inc. in Lenexa, Kansas and (b) Chairman and Managing Director of CompuNet Engineering, L.L.C., a Lenexa, Kansas computer service business we acquired in February 1999. From May 1994 until May 1995, Mr. Aslin served as President of Langley Optical Company, Inc., a wholesale optical laboratory located in Lenexa, Kansas. Prior to purchasing Langley Optical Company, Mr. Aslin spent more than 22 years in various positions with UMB Banks and United Missouri Financial Corporation, including President, Chief Operating Officer and Director of United Missouri Bancshares, Inc. and President and Director of UMB's Kansas City bank, United Missouri Bank of Kansas City, N.A.
John R. Price	45
		Mr. Price is our Executive Vice President — Credit Administration. He has served as a Senior Vice President and Senior Commercial Loan Officer of Gold Bank-Kansas since November 1992. In his present capacity, he serves as a member of each of our Banks' loan committees and monitors all aspects of our credit risk. Prior to joining us, Mr. Price was employed by the Farmers Home Administration Division of the United States Department of Agriculture, where he served as the Kansas State Director since November 1989.
Rick J. Tremblay	50
		Mr. Tremblay served as our Executive Vice President and Chief Financial Officer since December 18, 2000. He was previously a Vice President and Controller at UMB Financial Corporation and UMB, N.A., Kansas City, Missouri for almost four years. Mr. Tremblay was also employed as Vice President and Controller for Simmons First National Corporation and Simmons First National Bank of Pine Bluff, Arkansas for 14 years.
Richard C. Moone	58
		Mr. Moone served as our Chief Operating Officer of CompuNet Engineering, Inc. since July, 2000. He was previously a Business Unit Executive in the Financial Services Area for IBM Corporation for 31 years.

Employees

        We maintain a corporate staff of approximately 30 persons. At December 31, 2001, our Banks and non-bank subsidiaries had approximately 880 full time equivalent employees. None of our employees, nor any of the employees of our Banks or non-bank subsidiaries are covered by a collective bargaining agreement. We, along with our Banks and our non-bank subsidiaries, believe that our employee relations are satisfactory.

SUPERVISION AND REGULATION

Regulation Applicable to Bank Holding Companies

        General.    Gold Banc is a registered bank holding company within the meaning of the Bank Holding Company Act, subject to the supervision of the Federal Reserve Board. We are required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. Also, the Federal Reserve Board periodically examines Gold Banc. The Federal Reserve Board has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the Federal Reserve Board is empowered to impose substantial civil money penalties for violations of certain banking statutes and regulations. Regulation by the Federal Reserve Board is intended to protect depositors of our Banks, not our shareholders.

        Source of Strength.    Federal Reserve Board policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this policy, a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and to maintain resources and the capacity to raise capital which it can commit to its subsidiary banks. It is the Federal Reserve Board's position that the failure of a bank holding company to serve as a source of strength to a distressed subsidiary bank is an unsafe and unsound banking practice. This has become known as the "source of strength doctrine." It is not clear whether the source of strength doctrine is legally enforceable by the Federal Reserve Board.

        Limitation on Acquisitions.    The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before:

  •
  taking any action that causes a bank to become a controlled subsidiary of the bank holding company

  •
  acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or holding company and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition

  •
  the acquisition by a bank holding company, or any non-bank subsidiary thereof, of all, or substantially all, of the assets of a bank

  •
  a merger or consolidation with another bank holding company

        In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into account the competitive effects of the proposed acquisition, the convenience and needs of the community to be served, and the financial and managerial resources and future prospects of the bank holding company and banks concerned. If a proposed acquisition, merger or consolidation might have the effect in any section of the United States of substantially lessening competition or tendency to create a monopoly, or if such proposed acquisition, merger, or consolidation otherwise would be in restraint of trade, then the Federal Reserve Board may not approve it unless it finds that the anticompetitive effects are clearly outweighed in the public interest by the probable effect of the proposed transaction in meeting the convenience and needs of the community to be served. We may, from time to time, acquire an interest in the voting stock or assets of other banks or financial institutions.

        Limitation on Certain Activities.    The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from engaging in, and from acquiring direct or indirect ownership or control of the voting shares or assets of any company engaged in, any activity other than banking, managing, or controlling banks, or any activity which the Federal Reserve Board has determined before November 12, 1999 to be so closely related to banking, managing or controlling banks, as to be a proper incident thereto.

        As of November 11, 1999, the Federal Reserve Board, by regulation, has determined that, subject to expressed limitations, certain activities are permissible for bank holding companies and their subsidiaries and may be engaged in upon notice to the Federal Reserve Board without prior approval. These permissible activities include: furnishing or providing services for the internal operations of the bank holding company and its subsidiaries, operating a safe deposit business, making and servicing loans, operating an industrial bank, performing certain trust company functions, acting as an investment or financial advisor in certain capacities, leasing certain real or personal property, making certain investments to promote community development, providing certain data processing services, performing certain insurance agency and underwriting functions, owning, controlling and operating a savings association, providing specified courier services, providing management consulting advice to non-affiliated banks and non-bank depository institutions, selling certain money orders, United States savings bonds and traveler's checks, performing appraisals of real and personal property, arranging certain commercial real estate equity financing, providing securities brokerage services, underwriting and dealing in certain government obligations and money market instruments, providing foreign exchange advisory and transactional services, acting as a futures' commission merchant, providing investment advice on financial futures and options on futures, providing consumer financial counseling, providing tax planning and preparation services, providing certain check guaranty services, operating a collection agency, operating a credit bureau, acquiring debt previously contracted property, extending credit and servicing loans, asset management, servicing and collection activities, real estate settlement services, private placement services, buying and selling precious metal bullion, providing administrative and other services to mutual funds, owning shares of a securities exchange, acting as a certification authority for digital signatures and authenticating the identity of persons conducting financial and non-financial transactions, providing employment histories to third parties for use in making credit decisions and to depository institutions and their affiliates for use in the ordinary course of business, check cashing and wire transmission services, providing notary public services, selling postage stamps and postage-paid envelopes, providing vehicle registration services, selling public transportation tickets and tokens and real estate title abstracting.

        The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management, management consulting, underwriting of life insurance not sold in connection with a credit transaction, and insurance premium funding, are improper activities for bank holding companies and their subsidiaries. Under the Gramm-Leach-Bliley Act, which was enacted on November 12, 1999, the Federal Reserve Board is prohibited from approving new kinds of activities to be permissible for a bank holding company unless the bank holding company has elected to be a financial holding company. Certain bank holding companies and their subsidiaries possess "grandfather rights" giving them authority to engage in one or more of the activities which are not generally permissible because they were engaged in such activities prior to the adoption of legislation restricting such activities.

        Under cross-guaranty provisions of the Federal Deposit Insurance Act, bank subsidiaries of a bank holding company are liable for any loss incurred (or reasonably anticipated to be incurred) by the Bank

Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company. Liability under such cross-guaranty would be junior to deposit liabilities and most secured obligations, but senior to obligations to shareholders and most obligations to affiliates. The FDIC has authority to prospectively waive the cross-guaranty provision. As of December 31, 2001, we had three bank subsidiaries: Gold Bank-Kansas, Gold Bank-Oklahoma and American Bank.

        A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of services. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investment in the stock or other securities thereof, and on the taking of such stocks or securities as collateral for loans.

        Activities of a Financial Holding Company.    Effective June 15, 2000, we elected to become a Financial Holding Company, pursuant to the Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, a bank holding company that elects to be a financial holding company may engage in a wider range of financial activities than a bank holding company that does not make such an election. Effective March 11, 2000, the Gramm-Leach-Bliley Act:

  •
  terminates the restrictions of the Bank Holding Company Act that prohibit banks from affiliating with insurance companies

  •
  terminates the restrictions of the Glass-Steagall Act that prohibit affiliates of banks from conducting certain securities underwriting activities

  •
  permits bank holding companies to conduct other activities that the Federal Reserve Board and the United States Department of Treasury determine to be financial in nature or incidental to a financial activity or the Federal Reserve Board determines to be complimentary to a financial activity

        On December 19, 2000, the Federal Reserve Board promulgated a regulation permitting a financial holding company to act as a "finder," which is the activity of bringing together one or more buyers and sellers of any product or service for transactions that the parties themselves negotiate and consummate.

        To engage in the newly authorized financial activities, a bank holding company must elect to become a financial holding company. The bank holding company may make such an election by filing with the Federal Reserve Board:

  •
  a declaration that the company elects to be a financial holding company to engage in Fed-approved financial activities or to acquire a company that engages in such activities, and

  •
  a certification, based upon the most recent regulatory examinations, that each of the bank holding company insured depository institutions is well-capitalized and well-managed

        Furthermore, each of the insured depository institutions must be rated "satisfactory" in its latest Community Reinvestment Act examination.

        The Federal Reserve Board, by regulation, has determined that, subject to expressed limitations, the following activities are permissible for financial holding companies and may be engaged in, without providing prior notice to and without obtaining prior approval of the Federal Reserve Board: any activity permissible for a bank holding company; providing advisory management consulting services; operating a travel agency; organizing, sponsoring or managing a mutual fund; acting as a finder in bringing together one or more buyers or sellers of any product or service for transactions that parties themselves negotiate and consummate; lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities; providing any device or other instrument for transferring money or other financial assets; and arranging, effecting, or facilitating financial transactions for the account of third parties. A financial holding company may conduct any of these activities so long as the financial holding company notifies the Federal Reserve Board within 30 days after the financial holding company commences such activities or acquires a company that engages in such activities.

        If a financial holding company wishes to engage in activities that are "financial in nature or incidental to a financial activity" but not yet specifically authorized by the Federal Reserve Board, the financial holding company must file an application with the Federal Reserve Board. If both the Federal Reserve Board and Department of Treasury approve the application, the financial holding company may commence the new activity. The Federal Reserve Board may also approve a new activity that is complementary to a financial activity, but the financial holding company must make an additional showing that the activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

        A bank holding company that does not elect to become a financial holding company may remain a bank holding company. A bank holding company's regulatory requirements remain substantially the same with two exceptions. First, the bank holding company and its subsidiaries are subject to new customer privacy regulations which became effective on July 1, 2001. Second, a bank that engages in securities brokerage activities may be required, under certain circumstances, to move its securities brokerage activities to a subsidiary or non-bank affiliate that is a broker-dealer registered with the NASD. Effective June 15, 2000, we elected to become a Financial Holding Company pursuant to the Gramm-Leach-Bliley Act.

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

        The Federal Reserve Board's capital adequacy guidelines provide for the following types of capital: Tier 1 capital (also referred to as core capital), Tier 2 capital (also referred to as supplementary capital), Tier 3 capital (consisting of short-term subordinated debt that meets certain conditions and used only in the measure of market risk, as discussed below) and Total capital. A bank holding company's Tier 1 capital generally includes the following elements: common shareholders' equity, qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 capital elements) and minority interests in the equity accounts of consolidated subsidiaries. Goodwill is generally excluded from Tier 1 capital. Most intangible assets are also deducted from Tier 1 capital. A bank holding company's Tier 2 capital generally includes allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), most perpetual preferred stock and any related surplus (non-cumulative and cumulative, without percentage limits), certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and certain intermediate-term preferred stock and intermediate-term subordinated debt instruments (to a maximum of 50% of Tier 1 capital excluding goodwill, but phased out as the instrument matures). The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital (net of goodwill). For purposes of calculating the total risk-based capital ratio, Total capital generally includes Tier 1 capital plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, certain deferred tax assets and other deductions as determined by the Federal Reserve Board.

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

        Effective October 1, 1998, the Federal Reserve Board amended its capital adequacy guidelines to permit bank holding companies to include as part of Tier 2 capital up to 45 percent of the pre-tax net unrealized holding gains on available-for-sale equity securities.

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

        Under the Federal Reserve Board's capital adequacy guidelines, a bank holding company must have and maintain a ratio of Total capital to risk-weighted assets of 8% and a ratio of Tier 1 capital to risk-weighted assets of 4%. The amount of a bank holding company's risk-weighted assets is determined by multiplying the balance sheet amount of each of the bank holding company's consolidated assets by a specified risk-weight factor of 0%, 20%, 50% or 100%, in accordance with the relative risk level of the asset. In determining risk-weighted assets, off-balance sheet items, such as standby letters of credit, are converted to an on-balance sheet credit equivalent amount by multiplying the face amount of the off-balance sheet item by a credit conversion factor of 0%, 20%, 50% or 100%, in accordance with the probability that the off-balance sheet item will become a credit extended by the bank holding company. In general, intangible assets and other assets which are deducted in determining Tier 1 capital and Total capital may also be excluded from risk-weighted assets.

        Under the Federal Reserve Board's market risk rules, an institution with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. This regulation applies to any bank holding company (a) whose trading activity equals 10% or more of its total assets or (b) whose trading activity equals $1 billion or more. General market risk refers to changes in the market value of on-balance sheet assets and off-balance sheet items resulting from broad market movements. Specific risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. Under the Federal Reserve Board's rules, an institution must measure its general market risk using its internal risk measurement model to calculate a "value-at-risk" based capital charge. An institution must also measure its specific risk either through a valid internal model or by a so-called standardized approach. The standardized approach for the measurement of specific risk uses a risk-weighing process developed by the Federal Reserve Board which categorizes individual instruments and then assesses a fixed capital charge. Until September 1997, an institution that used an internal model to measure specific risk rather than the standardized approach, was required to hold capital for specific risk at least equal to 50% of the specific risk charge calculated when using the standardized approach (the minimum specific risk charge). If that portion of an institution's "value-at-risk" capital charge which was attributable to specific risk, did not equal the minimum specific risk charge, the institution was subject to additional charges to make up for such difference. In September 1997, the Federal Reserve Board eliminated the use of the minimum specific risk charge and consequently, the need for a dual calculation if an institution uses its internal model to measure specific risk. Therefore, an institution using a valid internal model to measure specific risk may use the "value-at-risk" measures generated by its model without being required to compare the model-generated risk charge to the minimum specific risk charge as calculated under the standardized approach.

        The regulation supplements the existing credit risk-based capital standards by requiring an affected institution to adjust its risk-based capital ratio to reflect market risk. In measuring market risk, institutions may use Tier 3 capital to meet the market risk capital requirements. Tier 3 capital is subordinated debt that is unsecured, fully paid up, has an original maturity of at least two years, is not redeemable before maturity without the prior approval of the institution's supervisor, is subject to a lock-in clause that prevents the issuer from repaying the debt even at maturity if the issuer's capital ratio is, or with repayment, would become, less than the minimum 8% risk-based capital ratio, and does not contain, and is not covered, by any covenants, terms or restrictions that may be inconsistent with safe and sound banking practices.

        On December 31, 2001, we were in compliance with all of the Federal Reserve Board's capital guidelines. On such date, we had a Tier 1 leverage ratio of 6.27% (compared with a minimum requirement of 4%), a ratio of total capital to risk-weighted assets of 11.41% (compared with a minimum requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 7.85% (compared with a minimum requirement of 4%).

        Interstate Banking and Branching.    Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), bank holding companies are permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The Federal Reserve Board, however, may not approve an interstate acquisition if, as a result of the acquisition, the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit.

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

        Beginning on June 1, 1997, the Riegle-Neal Act authorized interstate branching by allowing a merger of banks with different home states to result in a single bank with branches in both states. The Riegle-Neal Act gave states the right to "opt out" and prohibit interstate mergers by passing legislation before June 1, 1997 that expressly prohibits all merger transactions with out-of-state banks. The

Riegle-Neal Act also gave states the right to "opt in" and authorize early interstate mergers by passing legislation that expressly permits interstate merger transactions with all out-of-state banks. The Riegle-Neal Act authorized banks to establish and operate de novo branches in a state (other than the bank's home state) only if the host state "opts in" to authorize de novo interstate banking by passing legislation that expressly permits all out-of-state banks to establish de novo branches in the state. As of June 1, 1997, approximately 44 states acted on the Riegle-Neal Act. As of June 1, 1997, only two states, Texas and Montana, opted out. Two states contiguous with Kansas' borders, Nebraska and Oklahoma, affirmatively "opted-in." Neither Kansas, Colorado nor Missouri acted by June 1, 1997 to "opt-in" or "opt-out." Therefore, interstate branching of banks by merger is now permitted in Kansas and its contiguous states.

        Effective October 10, 1997, the Riegle-Neal Act prohibits any bank from establishing or acquiring a branch or branches outside its home state primarily for the purpose of deposit production. An interstate branch must reasonably help meet the credit needs of the communities served as determined by a loan-to-deposit ratio screen. The FDIC and other banking agencies, under the final rule, will determine a bank's total loan-to-deposit ratio for all branches opened in a particular state one year or more after the bank has established an interstate branch. If the ratio is less than 50% of the average loan-to-deposit ratio for all banks headquartered in that state, the banking regulators will try to determine whether the branches are making a "reasonable" effort to meet the needs of the community served in that state by using six mitigating factors. The agencies may impose sanctions on institutions found not to meet the community credit needs. The regulators may require the bank to close branches in the state where it has a low loan-to-deposit ratio, and may prohibit the bank from opening any new branches unless the institution assures the agencies that it will attempt to meet those credit needs.

        Gold Bank-Kansas has four (4) branch offices located in the State of Missouri and it has the authority to do further statewide branching in the State of Missouri.

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

Regulation Applicable to the Banks

        General.    As a Kansas state member bank, Gold Bank-Kansas is subject to regulation and examination primarily by the Kansas State Bank Commissioner and the Federal Reserve Board and is also regulated by the FDIC. As an Oklahoma state member bank, Gold Bank-Oklahoma is subject to regulation and examination primarily by the Oklahoma State Banking Department and the Federal Reserve Board and also regulated by the FDIC. As a Florida state non-member bank, American Bank is subject to regulation and examination primarily by the Florida Department of Banking and Finance and the FDIC. Regulation by these agencies is designed to protect bank depositors rather than our shareholders. The Federal Reserve Board and the FDIC has the authority to issue cease and desist orders if it determines that activities of any of our subsidiary Banks represents unsafe and unsound banking practices or violations of law. In addition, the Federal Reserve Board and the FDIC are empowered to impose substantial civil money penalties for violations of banking statutes and regulations.

        Regulatory Capital Requirements.    The Federal Reserve Board and the FDIC have adopted minimum capital requirements applicable to state member banks and state non-member banks, respectively, which are substantially similar to the capital adequacy guidelines established by the

Federal Reserve Board for bank holding companies. There are, however, technical differences in the methodologies used to calculate the capital ratios.

        On December 31, 2001, each of the Banks was in compliance with its federal banking agency's minimum capital requirements. The capital ratios of each of the Banks as of December 31, 2001 is shown on the chart below.

Subsidiary Bank	Tier I Leverage Ratio	Tier I Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
Gold Bank-Kansas	7.62%	9.08%	10.14%
Gold Bank-Oklahoma	7.05%	8.91%	10.13%
American Bank	6.87%	10.07%	11.08%

        Classification of Banks.    Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under regulations promulgated by the Federal Reserve Board, the FDIC, and the OTS, a bank or savings bank is deemed to be:

  •
  "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio)

  •
  "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater if the bank has a CAMELS rating of 1)

  •
  "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3% if the bank has a CAMELS rating of 1)

  •
  "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%

  •
  "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%

        Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under Federal Reserve Board regulations, Gold Bank-Kansas and Gold Bank-Oklahoma were well-capitalized institutions as of December 31, 2001. Under FDIC regulations, American Bank was a well-capitalized institution as of December 31, 2001.

        Federal banking laws provide that if an insured depository institution receives a less than satisfactory examination rating for asset quality, management, earnings, liquidity or interest rate sensitivity, the examining agency may deem such financial institution to be engaging in an unsafe or unsound practice. The potential consequences of being found to have engaged in an unsafe or unsound practice are significant because the appropriate federal regulatory agency may:

  •
  if the financial institution is well-capitalized, reclassify the financial institution as adequately capitalized

  •
  if the financial institution is adequately capitalized, take any of the prompt corrective actions authorized for undercapitalized financial institutions and impose restrictions on capital distributions and management fees

  •
  if the financial institution is undercapitalized, take any of the prompt corrective actions authorized for significantly undercapitalized financial institutions

        Deposit Insurance and Assessments.    The deposits of our subsidiary banks are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Certain deposits of Gold Bank-Kansas are insured by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under federal banking regulations, our Banks are required to pay semiannual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates range from zero (0) cents to 27 cents per $100 of insured deposits. Institutions qualifying for the zero (0) cents assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase the reserve ratio of the BIF and the SAIF. There is no cap on the annual assessment rate which the FDIC may impose.

        In addition to any assessments that may be imposed by the FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by Financing Corporation on SAIF-assessable deposits and BIF-assessable deposits. Generally speaking, until December 31, 1999, the assessment rate imposed by Financing Corporation with respect to BIF-assessable deposits was at a rate equal to one-fifth of the assessment rate for SAIF-assessable deposits. As of January 1, 2001, BIF-assessable deposits and SAIF-assessable deposits were assessed by Financing Corporation at the same rate of 1.82 basis points of assessable deposits. Consequently, the change in Financing Corporation's assessment rates has resulted in Financing Corporation increasing its annual assessment rate on Gold Bank-Kansas, Gold Bank-Oklahoma and American Bank. As of December 31, 2001, Gold Bank-Oklahoma and American Bank only had BIF-assessable deposits and Gold Bank-Kansas had both BIF-assessable deposits and SAIF-assessable deposits.

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

        Loans to One Borrower.    In addition to limiting the rate of interest chargeable by banks on certain loans, federal and state law imposes additional restrictions on the lending activities of banks.

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

        Payment of Dividends.    Gold Bank-Kansas, as a Kansas state member bank, is subject to the dividend restrictions set by Kansas law and the Federal Reserve Board. Gold Bank-Oklahoma, as an Oklahoma state member bank, is subject to the dividend restrictions set by Oklahoma law and the Federal Reserve Board. American Bank, as a Florida state non-member bank, is subject to the dividend restrictions set by Florida law and the FDIC. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. Florida, Kansas and Oklahoma banking law, also prohibit the declaration of a dividend out of the capital and surplus of the bank. These laws and related regulations are not expected to have a material effect upon the current dividend policies of Gold Bank-Kansas, Gold Bank-Oklahoma, and American Bank.

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

        The Federal Reserve Board, the FDIC, the OCC and the OTS have adopted regulations, effective April 1, 2001, that require public disclosure of written CRA agreements between any insured depository institution or its affiliates and any non-governmental entity or person. The regulations require each insured depositary institution that is a party to any CRA agreement to provide initial and annual disclosures of such agreement to the appropriate federal banking agency.

        Other Regulatory Limitations.    Gold Banc, our Banks and the Non-Bank Subsidiaries are "affiliates" within the meaning of the Federal Reserve Act. As such, the amount of loans or extensions of credit which our Banks may make to non-bank affiliates or to third parties, secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the Federal Deposit Insurance Act. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

        Each of our Banks is also authorized to invest in a service corporation that can offer the same services as the banking related services that bank holding companies are authorized to provide. However, regulatory approval must generally be obtained prior to making such an investment or the performance of such services.

        Banking Activities.    The investments and activities of our Banks are subject to substantial regulation by federal banking agencies, including without limitation investments in subsidiaries, investments for their own accounts (including limitations on investments in junk bonds and equity securities), investments in loans, loans to officers, directors and affiliates, security requirements, anti-money laundering and customer identity verification requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

        Florida Bank Activities.    The Florida Department of Banking and Finance regulates or monitors all areas of the operations of American Bank, including capital requirements, issuance of stock, declaration of dividends, interest rates, record keeping, establishment of branches, mergers and acquisitions, loans, investments, borrowing, and employee responsibility and conduct. The Florida Department of Banking and Finance places limitations on activities of American Bank and requires the bank to maintain a certain ratio of liquidity against deposits. The Florida Department of Banking and Finance requires American Bank to file a report annually in addition to any periodic report requested. American Bank is examined by the Florida Department of Banking and Finance at least once every 18 months and at any other time deemed necessary.

        Kansas Bank Activities.    The Kansas State Bank Commissioner regulates or monitors all areas of the operations of Gold Bank-Kansas, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, mergers and acquisitions, loans, investments, borrowing, and employee responsibility and conduct. The Kansas State Banking Commissioner places limitations on activities of Gold Bank-Kansas and requires these banks to maintain a certain ratio of reserves against deposits. The Kansas State Bank Commissioner requires Gold Bank-Kansas to file a report annually showing receipts and disbursements of each bank in addition to any periodic report requested. Gold Bank-Kansas is examined by the Kansas State Bank Commissioner at least once every 18 months and at any other time deemed necessary.

        Oklahoma Bank Activities.    The Oklahoma State Banking Department regulates or monitors all areas of the operations of Gold Bank-Oklahoma, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, mergers and acquisitions, loans, investments, borrowing, and employee responsibility and conduct. The Oklahoma State Banking Department places limitations on activities of Gold Bank-Oklahoma and requires this bank to maintain a certain ratio of reserves against deposits. The Oklahoma State Banking Department requires Gold Bank-Oklahoma to file a report annually in addition to any periodic report requested. Gold Bank-Oklahoma is examined by the Oklahoma State Banking Department at least once every 18 months and at any other time deemed necessary.

        Financial Service Subsidiaries.    Gold Banc's non-bank financial service subsidiaries are subject to the supervision of the Federal Reserve Board and may be subject to the supervision of other regulatory agencies including the Securities and Exchange Commission ("SEC"), the NASD, the Missouri Division of Finance, and state securities and insurance regulators.

        The United States securities industry generally is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. However, much of the regulation of broker/dealers, such as Gold Capital, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules, (that are subject to approval by the SEC), that govern the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the state in which they registered. Gold Capital is a registered broker/dealer in securities under the Securities Exchange Act of 1934, as amended, and is a member of the NASD.

        The regulations, to which broker/dealers are subject, cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers' funds and securities, recordkeeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretation or enforcement of existing laws and rules, often affect directly the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purposes of regulation and discipline of broker/dealers is the protection of customers and the securities market rather than the protection of creditors and stockholders of broker/dealers.

        Other Regulations.    Interest and certain other charges collected or contracted for by our Banks are subject to state usury laws and certain federal laws concerning interest rates. Our Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth In Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Debt Collection Practices Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. Our Banks also are subject to the Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Regulations on Privacy of Customer Information.    Under the Gramm-Leach-Bliley Act:

  •
  the Federal Reserve Board regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between a state member bank and its affiliates

  •
  the FDIC regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between a state non-member bank and its affiliates

  •
  the OTS regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between a federal savings association and its affiliates

        Starting on July 1, 2001, the OCC, FDIC and Federal Reserve began regulating and monitoring restrictions on the transfer of non-public personal information of consumers by their supervised institutions to non-affiliated third parties.

        Monetary Policy and Economic Conditions.    The principal sources of funds essential to the business of banks and bank holding companies are deposits, shareholders' equity and borrowed funds. The availability of these various sources of funds and other potential sources such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors- the most important of which are the monetary policies of the Federal Reserve Board and the relative costs of different types of funds.

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

        The Banks are subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest bearing reserves against their transaction accounts and non-personal time deposits. These regulations require depository institutions to maintain reserves equal to 3% of transaction accounts up to $41.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $41.3 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $5.7 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions.

        Substantially all of the restrictions on the maximum interest rates banks are permitted to pay on deposits have been removed, although banks are still prohibited from paying interest on demand deposits. Consequently, banks are substantially free to pay interest at any rate. Deregulation has increased competition among such institutions for attracting deposits and has resulted in an overall increase in such institutions' cost of funds.

        The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the continuing changes in regulations affecting commercial banks and other actions and proposed actions by the Federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States and general economic conditions, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, loan demand or the overall performance of banks generally and our Banks and the non-bank affiliates in particular.

        The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

ITEM 2. PROPERTIES

        We, along with our Banks, own most of our banking facilities. A few of the locations are in leased facilities. The financial services subsidiaries have entered into short-term leases for their properties. We believe each of our facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. Our headquarters and Gold Bank's Leawood, Kansas location are contained in a 25,000 square foot building that opened in 1996 of which we are the only occupant.

ITEM 3. LEGAL PROCEEDINGS

Regional Holding Litigation

        The following legal proceedings all relate to our acquisition of Regional Holding Company, Inc. in 1999.

        The First Regional Arbitration.    We prosecuted a claim against Brad D. Ives, David W. Murrill and Robert E. McGannon which was filed before the American Arbitration Association ("AAA") in June 2000. We purchased all of the capital stock of Regional Holding from Ives, Murrill and McGannon on August 2, 1999, for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999, between us, Regional Holding and Ives, Murrill and McGannon (the "Regional Acquisition"). We asserted a claim against Ives, Murrill and McGannon for breach of the representations and warranties made in the Stock Purchase Agreement. Respondents asserted a counterclaim for breach of certain promissory notes issued by us to Ives, Murrill and McGannon as part of the acquisition, seeking a principal amount of $4.08 million plus interest. Ives, Murrill and McGannon also counter-claimed for declaratory judgment related to our set-off of our claim against the notes and for fraud in connection with amendments to the notes, Ives, Murrills and McGannon's employment agreements and the Stock Purchase Agreement undertaken in December 1999.

        We also gave Ives, Murrill and McGannon notice invoking an alternative dispute resolution ("ADR") provision of the Stock Purchase Agreement over the application of generally accepted accounting principles to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. We demanded that Ives, Murrill and

McGannon join in submitting the dispute to Ernst & Young LLP, as set forth in the Stock Purchase Agreement. Ives, Murrill and McGannon disputed the timeliness of the demand and asked the AAA Panel to declare that we had not timely invoked the procedure.

        We obtained an award in our favor after an arbitration hearing held July 16-24, 2001. A three-person AAA panel made an award in our favor canceling the $4.08 million promissory notes from us to Ives, Murrill and McGannon, and awarding us additional damages of $489,000 against Ives, Murrill and McGannon. In addition, the AAA panel ruled in our favor on all of Ives', Murrill's and McGannon's counter-claims. The AAA panel denied a request for costs and fees, and denied a motion to reallocate or amend the award. As a result of the AAA panel's ruling, we recorded the cancellation of the notes payable and the monetary award as a reduction of other expenses in the third quarter of 2001. With respect to the accounting dispute, the AAA panel ruled in our favor, ordering the parties to submit the matter in accordance with the contract procedures. It has not yet been submitted to Ernst & Young, LLP for decision.

        Civil Court Challenges of First Arbitration Award.    On November 9, 2001, Ives and Murrill filed a Petition to Vacate or Modify Arbitration Award in Jackson County, Missouri District Court. On November 13, 2001, McGannon who now is represented by separate counsel from Ives and Murrill filed a virtually identical Petition to Vacate or Modify Arbitration Award, also in Jackson County. The petitions seek to have the court set aside the AAA panel's award on the grounds that the panel exceeded its authority and/or violated the Ives', Murrill's and McGannon's due process rights in making the award. We answered the petitions and asserted counterclaims on December 3, 2001. Our counterclaim seeks confirmation of the arbitration award, interest on the award from August 31, 2001 until the final judgment and fees and costs incurred in defending this challenge. Ives and Murrill replied to our counterclaim on December 10, 2001. McGannon filed his reply on December 28, 2001. We filed motions for summary judgment on January 8, 2002. The standard Ives, Murrill and McGannon must meet to vacate or modify the award is high. We consider our position in these cases to be strong.

        Civil Fraud and Employment Claims Suit.    Ives, Murrill and McGannon filed a civil case on September 5, 2000 against Gold Banc Mortgage, Michael Gullion and Jerry Bengtson ("Defendants") in the Circuit Court of Jackson County, Missouri. As subsequently amended, Ives, Murrill and McGannon in the Jackson County case allege three counts:

  •
  that (similar to their fraud claim in the arbitration proceeding) in December 1999, Defendants fraudulently induced Ives, Murrill and McGannon to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages

  •
  that McGannon is entitled to declaratory judgment that his placement on administrative leave for a period of time during the arbitration was a constructive termination under his employment agreement entitling him to certain rights

  •
  that Gold Banc Mortgage breached Ives' employment agreement when it changed his termination to "for cause" in 2001 based on evidence acquired subsequent to his original termination in 2000 "without cause," allegedly entitling Ives to payment of employment payments and benefits he otherwise would have received

        We have answered denying the claims against us and asserting affirmative defenses. In light of the result in the First Regional Arbitration, we believe that our defenses to the fraud claim are strong and that the plaintiffs' fraud claim is without merit.

        Second Regional Holding Arbitration.    We filed a second arbitration claim against Ives, Murrill and McGannon before the American Arbitration Association on January 11, 2001. We have asserted:

  •
  a contractual claim against Ives, Murrill and McGannon for additional breaches of the representations and warranties made in the Stock Purchase Agreement related to the acquisition of Regional Holding and

  •
  an indemnification claim for litigation expenses and other specified damages incurred by us after the closing date of the acquisition of Regional Holding related to acts, or omissions, that occurred prior to the closing date of the acquisition.

        These breaches of representations and warranties and claims for indemnification arose, or were discovered, after the First Arbitration was filed, and were not litigated or decided in the prior proceeding. We seek damages in the amount of $616,594.25 and our attorney's fee. In the arbitration proceeding, Ives, Murrill and McGannon also asserted a counterclaim for fraud against us making unspecified claims that we failed to disclose material information and made misrepresentations in connection with the issuance of the Notes as amended in December 1999. Ives, Murrill and McGannon have asked for compensatory monetary damages and punitive damages with respect to the fraud claim. We deny the fraud claim and assert affirmative defenses.

CUNA Trademark Lawsuit

        We filed suit against the Credit Union National Association, Inc. ("CUNA") on July 26, 2001, in the United States District Court for the District of Kansas to defend our MORE THAN MONEY service mark. Suit was filed to protect our rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed our service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA's two registrations for its mark be cancelled, and money damages, including a sum to compensate us for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001. Discovery in the case is proceeding, including deposition of key CUNA witnesses, and is expected to conclude in March 2002. In its original scheduling order, the court ordered mediation of the dispute, and the parties have selected a mediator. The matter has been set on a trial docket beginning September 2002. We cannot predict with certainty the outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of Gold Banc's stockholders during the fourth quarter of the fiscal year ending December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock, par value $1.00 per share, trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "GLDB."

        Information relating to market prices of common stock and cash dividends declared on our common stock is set forth in the table below.

Market Price

	High	Low	Cash Dividends
2000 Quarters
First	$9.75	$6.13	$0.02
Second	6.88	5.56	0.02
Third	5.50	4.56	0.02
Fourth	5.25	3.56	0.02
2001 Quarters
First	$7.66	$4.50	$0.02
Second	8.00	6.38	0.02
Third	8.05	6.85	0.02
Fourth	7.80	7.05	0.02

        As of February 27, 2002, there were approximately 894 holders of record of our common stock.

        On March 7, 2001, we announced we were commencing a common stock repurchase program whereby we may acquire up to 1,839,000 shares of common stock or approximately 5% of the shares currently outstanding. We completed the repurchase program in August, 2001 at prices ranging from $6.55 to $7.85. On September 17, 2001, we announced the approval of another common stock repurchase program whereby we may acquire up to 1,750,336 additional shares of our common stock, or approximately 5% of the outstanding shares. At December 31, 2001, we had 373,426 shares not purchased under the second repurchase program. At December 31, 2001, we had acquired 3,617,010 shares under these programs at prices ranging from $6.55-$7.85 per share. The shares may be purchased from time to time over the next 12 months in the open market at prevailing market prices or in privately negotiated transactions. The extent and timing of any repurchases will depend on market conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

        This selected consolidated information should be read in conjunction with our consolidated financial statements and notes.

	At or for the Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands except share data and ratios)
Earnings
Net interest income	$89,078	$93,460	$88,185	$78,800	$64,087
Provision for loan losses	15,314	4,673	11,586	5,111	4,921
Non-interest income	45,048	28,837	29,449	17,731	12,660
Non-interest expense	89,639	116,803	83,373	63,962	46,569
Income taxes	4,820	5,275	7,900	6,792	7,738
Net earnings (loss)	24,353	(4,454)	14,775	20,666	17,519
Financial Position
Total assets	$3,016,472	$2,717,598	$2,550,741	$2,213,265	$1,745,200
Loans receivable, net	2,136,308	1,919,988	1,793,810	1,503,717	1,185,718
Allowance for loan losses	26,097	26,180	26,038	20,141	16,455
Goodwill and other intangibles, net	38,720	33,376	47,576	22,922	10,293
Investment securities	588,844	525,981	455,162	432,630	349,577
Deposits	2,163,866	2,133,877	2,006,154	1,824,557	1,477,986
Long-term borrowings	416,413	200,561	89,753	103,561	18,849
Guaranteed preferred beneficial interest in Company debentures	111,749	82,549	83,319	44,999	28,750
Stockholders' equity	165,645	169,246	167,048	163,637	135,774
Per Share Data
Net income (loss) per share—basic and diluted	$.69	$(.12)	$.39	$.56	$.49
Book value per share	4.88	4.51	4.48	4.48	3.91
Cash dividends declared(2)	0.08	0.08	0.08	0.075	0.045
Average shares outstanding	35,520	37,653	37,529	36,584	35,399
Ratios
Return (loss) on average assets	0.86%	(0.17)%	0.63%	1.03%	1.10%
Return (loss) on average equity	14.38%	(2.40)%	8.71%	13.80%	13.84%
Dividend payout(2)	11.80%	—	20.51%	13.39%	9.18%
Net interest margin	3.57%	3.96%	4.18%	4.36%	4.40%
Allowance for loan losses to non-performing loans	113.42%	126.34%	321.81%	278.38%	270.20%
Non-performing assets to total assets	0.91%	0.90%	0.43%	0.47%	0.46%
Non-performing loans to total loans	1.06%	1.06%	0.44%	0.48%	0.51%
Net loan charge-offs to average loans	0.77%	0.24%	0.48%	0.28%	0.30%
Capital Ratios
Tier 1 risk-based capital ratio	7.85%	8.92%	9.76%	11.16%	11.73%
Total risk-based capital ratio	11.41%	11.41%	12.20%	12.38%	12.91%
Leverage ratio	6.27%	7.16%	7.55%	8.36%	9.06%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

        The following discussion of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to such consolidated financial statements, which are included elsewhere in this report.

General

        We provide community banking and related financial services at locations in Kansas, Oklahoma, Florida, and Missouri as of December 31, 2001. Geographic markets include Johnson County, Kansas, an affluent suburb in the Kansas City metropolitan area, Tulsa and Edmond, Oklahoma, growing cities with a strong small-business sector, Bradenton, Florida, a high-growth area on the west coast of the state, and a number of smaller cities.

        We have focused on growth of our Banks' lending and other services by cultivating relationships with small businesses and other clients. We have expanded through a strategy of internal growth supplemented by community bank acquisitions that are believed to be accretive to earnings and stockholders' equity. We have taken steps to offer traditional and on-line banking wealth and asset management and other financial services to customers of our Banks. In 2001, we acquired one branch location of a savings institution, one technology service company, and one securities company specializing in public finance and advisory services. During 2000, we acquired three banks and created a financial services division. During 1999, we acquired one bank and two non-bank subsidiaries.

        The following table lists our Banks' total assets (in millions of dollars) as of December 31, 2001.

Bank	Total Assets	Main Location and # of Offices in State
Gold Bank-Kansas	$1,534.5	Leawood, Kansas—26
Gold Bank-Oklahoma	$905.0	Edmond, Oklahoma—18
American Bank	$545.7	Bradenton, Florida—9

        The following table lists our financial services subsidiaries which offer financial services to their own clients and to bank customers through the offices of our Banks:

Financial Service Subsidiary	Service Focus	Headquarters Location
Gold Capital Management, Inc.	Broker/dealer	Overland Park, Kansas
Gold Investment Advisors, Inc.	Wealth Management	Overland Park, Kansas
Gold Trust Company	Trust accounts	St. Joseph, Missouri
Gold Banc Insurance, Inc.	Insurance	Overland Park, Kansas
CompuNet Engineering, Inc.	Information technology and e-Commerce	Lenexa, Kansas
GBS Holding Company, LLC	Title Insurance	Overland Park, Kansas

Markets

        We are headquartered in Johnson County, Kansas, along with Gold Bank-Kansas, our lead bank. Johnson County is a suburban community near Kansas City. Johnson County has a more competitive banking environment than our smaller markets, but its robust economic growth has enabled Gold Bank to rapidly grow its loans and deposits in the county. Gold Bank has six offices in growing areas of Johnson County and two offices in the Kansas City metropolitan area. This presence in the Kansas City area accounted for approximately 51% of our total assets at year-end 2001.

        We entered the Tulsa, Oklahoma, market in 1998 with the acquisition of Citizens Bank of Tulsa which has subsequently been merged into Gold Bank-Oklahoma. The Tulsa location serves a rapidly growing area in southeastern Tulsa, a light-industrial district that is home to more than 5,000 small businesses, and is a mature residential area of Tulsa. A third office was opened in a developing residential area of south Tulsa during the second quarter of 1999.

        We entered Edmond, Oklahoma City and outlying communities in central and western Oklahoma with the acquisition of Country Banc in March 2000. Country Banc's two subsidiary banks, People First and American Heritage, were also merged along with Citizens Bank of Tulsa to create Gold Bank-Oklahoma. The Edmond location serves a rapidly growing area in northeastern Oklahoma City and is in the process of opening a new branch in the growing corridor and residential area in northwestern Oklahoma City. Gold Bank-Oklahoma also serves a number of smaller, mature markets and rural communities in central and western Oklahoma. The Gold Bank-Oklahoma market accounted for approximately 30% of our total assets at year-end 2001.

        We entered the Bradenton and Sarasota, Florida market on the highly popular and rapidly growing west coast of the state between Tampa and Naples with the acquisition of American Bank in March 2000. The American Bank acquisition provides us with a new, diversified market that has been one of the fastest growing population areas in the United States for the past ten years. The demographics and per capita income levels are believed to be very promising for the development of our wealth and asset management services. The American Bank market accounted for approximately 18% of our total assets at year-end 2001.

        Other local markets where we operate generally did not experience the level of growth seen in Johnson County, Tulsa, Edmund and Sarasota/Bradenton, but their economies were sound with a mix of services, manufacturing and agriculture-related industries. Each of the local markets is generally a county seat and our Banks' locations serve both that city and the surrounding area.

        Financial services, including traditional and on-line banking, brokerage, trust, mortgage and investments, are offered to current customers of our Banks, either directly through representatives located in bank offices or through telecommunication links with the non-bank offices.

Influences on Earnings

        Our net income depends upon the combined results of operations of our Banks, each of which conducts a commercial and consumer banking business by attracting deposits from the general public and deploying those funds to earning assets. In addition, the non-bank subsidiaries contribute income from management fees and commissions.

        Each Bank's profitability depends primarily on net interest income which is interest income on interest-earning assets less interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities and other earning assets such as Federal Funds sold. Interest-bearing liabilities include customer deposits, time and savings deposits and other borrowings such as Federal Funds purchased, short-term borrowings and long-term debt, including junior subordinated deferrable interest debentures. Besides the balances of interest-earning assets and interest-bearing liabilities, net interest income is affected by each Bank's interest rate spread. This spread is the difference between the Bank's average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by changes in interest rates, deposit flows and loan demand, among other factors.

        The levels of non-interest income and non-interest expense also affect our profitability. A significant portion of our revenue is non-interest income of our Banks and non-bank subsidiaries consisting of investment trading fees and commissions, service fees, gains on the sale of mortgage loans and investment securities, and other fees. Non-interest expense consists of compensation and benefits, occupancy related expenses, deposit insurance premiums, expenses of opening bank offices, acquisition-related expenses and other operating expenses. Our profitability also is affected by the effective tax rate, our Banks' provision for loan losses, and various non-recurring items.

Results of Operations

Overview

        For the year ended December 31, 2001, we acquired a branch of a savings institution, a technology service provider, and a securities company. The acquisitions were accounted for as purchase transactions. Total consideration paid for the 2001 acquisitions using the purchase method was $7.2 million in excess of various assets included in the purchase.

        For the year ended December 31, 2000, we acquired three bank holding companies with assets aggregating $1.1 billion. These acquisitions were accounted for as pooling-of-interests transactions.

        Net income for 2001 totaled $24.4 million, or $0.69 per share. In 2000, because of the pooling expenses for our current year acquisitions and closing of our mortgage banking subsidiary, Gold Banc reported a net loss of $4.5 million, or $0.12 per share. Net income for 1999 totaled $14.8 million, or $0.39 per share.

        Net earnings for 2001 decreased $0.1 million over 2000 net earnings, excluding nonrecurring expenses. This decrease was the result of decreased net interest income of $4.4 million, increased provisions for loan losses of $10.6 million, and was offset by an increase in other income of $18.0 million and a decrease in non-interest expense of $25.4 million and a decrease of income tax expense of $0.5 million.

        Net earnings for 2000, excluding the nonrecurring expenses described above, increased $6.7 million over 1999 net earnings, excluding nonrecurring expenses. This increase was the result of increased net interest income of $6.7 million and decreased provisions for loan losses of $6.9 million, and was offset by a decrease in other income of $1.2 million and an increase in non-interest expense of $4.6 million and a decrease of income tax expense of $0.3 million.

Net Interest Income

        The following table presents our average balances, interest income and expense on a tax equivalent basis, and the related yields and rates on major categories of our interest-earning assets and interest-bearing liabilities for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2001			2000			1999
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid
Assets:
Loans, net(1)	$1,965,761	$167,296	8.51%	$1,868,494	$175,687	9.40%	$1,627,212	$147,881	9.09%
Investment securities-taxable	461,852	30,042	6.50%	406,664	25,956	6.38%	384,136	24,353	6.34%
Investment securities-nontaxable(2)	54,406	5,245	9.64%	65,703	4,949	7.53%	54,394	3,240	5.96%
Other earning assets	64,434	6,054	9.40%	60,322	3,507	5.81%	72,919	3,884	5.33%

Total earning assets	2,546,453	208,637	8.19%	2,401,183	210,099	8.75%	2,138,661	179,358	8.39%

Noninterest-earning assets	270,460			254,095			201,425

Total assets	$2,816,913			$2,655,278			$2,340,086

Liabilities and Stockholders' Equity:
Savings deposits and interest- bearing checking	$693,265	$17,999	2.60%	$609,911	$22,117	3.63%	$660,266	$21,070	3.19%
Time deposits	1,178,995	67,584	5.73%	1,116,102	67,111	6.01%	984,875	52,610	5.34%
Short-term borrowings	84,591	5,560	6.57%	182,856	9,223	5.04%	104,740	6,579	6.28%
Long-term borrowings	424,138	26,580	6.27%	269,254	16,456	6.11%	158,609	9,780	6.17%

Total interest-bearing liabilities	2,380,989	117,723	4.94%	2,178,123	114,907	5.28%	1,908,490	90,039	4.72%

Non-interest-bearing liabilities	266,563			291,540			261,890
Stockholders' equity	169,361			185,615			169,706

Total liabilities and stockholders' equity	$2,816,913			$2,655,278			$2,340,086

Net interest income(3)		$90,914			$95,192			$89,319

Net interest spread			3.25%			3.47%			3.67%

Net interest margin(4)			3.57%			3.96%			4.18%

(1)
Non-accruing loans are included in the computation of average balance.

(2)
Yield is adjusted for the tax effect of tax exempt securities. The tax effects in 2001, 2000, and 1999 were $1,836,000, $1,732,000, and $1,134,000, respectively.

(3)
We include loan fees in interest income. Such fees totaled $6,357,000, $4,443,000, and $3,956,000 in 2001, 2000, and 1999, respectively.

(4)
The net interest margin on average earning assets is the net interest income divided by average interest-earning assets.

        For 2001, total interest income decreased $1.5 million, or 0.8%, on a fully taxable equivalent basis. The $1.5 million decrease was primarily due to increased loan volume which was more than offset by decreases in interest rates on outstanding loans. Interest income on loans decreased $8.4 million, or 4.8%. For 2001, the average loan balance increased $97.3 million, or 5.2%, and the yield earned on loans decreased from 9.40% in 2000 to 8.51% in 2001. Interest income on investments increased $4.3 million, or 14.7%. For 2001, the average investment balance, (taxable and non-taxable), increased $73.9 million, or 15.6%. Interest income on non-taxable investments was negatively impacted by the decrease in the average balance outstanding.

        For 2000, total interest income increased $30.1 million, or 16.9%. The $30.1 million increase was primarily due to increased loan volume. Interest income on loans increased $27.8 million, or 18.8%.

For 2000, the average loan balance increased $241.3 million, or 14.8%, and the yield earned on loans increased from 9.09% in 1999 to 9.40% in 2000. Interest income on investments increased $2.7 million, or 10.3%. For 2000, the average investment balance, (taxable and non-taxable), increased $33.8 million, or 7.7%. Interest income on non-taxable investments was positively impacted by an increase in the yield earned of 7.53% in 2000 compared to 5.96% in 1999.

        Total interest expense was $117.7 million for 2001 compared to $114.9 million for 2000 a 2.45% increase. Interest expense on savings and interest-bearing checking for 2001 decreased $4.1 million, or 18.6%, as a result of a decrease in the rate to 2.60% in 2001 compared to 3.63% in 2000. The decrease in the rate was partially offset by the volume increases related to the $83.4 million increase in the average balance from 2000. Interest expense on time deposits increased $0.5 million, or 0.7%, primarily as a result of an increase in the average balance of such deposits of $62.9 million, or 5.6% and a rate decrease to 5.73% compared to 6.01% for 2000. Interest expense on combined short-term and long-term borrowings increased $6.5 million, or 25.2%, primarily as a result of an increase in the average balance of such borrowings of $56.6 million, or 12.5%, in 2001 compared to 2000.

        Total interest expense was $114.9 million for 2000 compared to $90.0 million for 1999 a 27.7% increase. Interest expense on savings and interest-bearing checking for 2000 increased $1.0 million, or 5.0%, as a result of an increase in the rate to 3.63% in 2000 compared to 3.19% in 1999. The increase in the rate more than offset the volume decreases related to the $50.4 million decrease in the average balance from 1999. Interest expense on time deposits increased $14.5 million, or 27.6%, primarily as a result of an increase in the average balance of such deposits of $131.2 million, or 13.3%. Interest expense on combined short-term and long-term borrowings increased $9.3 million, or 57.0%, primarily as a result of an increase in the average balance of such borrowings of $188.8 million, or 71.7%, in 2000 compared to 1999.

        As a result of the changes described above on a fully taxable equivalent basis, net interest income decreased $4.3 million, or 4.5%, for 2001 compared on a fully taxable equivalent basis to 2000 and increased $5.9 million, or 6.6%, for 2000 compared to 1999.

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

	Year Ended December 31,
	2001 compared to 2000			2000 compared to 1999
	Volume	Average Rate	Total Changes	Volume	Average Rate	Total Changes
	(Dollars in thousands)
Interest Income:
Loans(1)	$9,143	$(17,534)	$(8,391)	$21,928	$5,878	$27,806
Investment securities-taxable	5,435	1,349	4,086	1,428	175	1,603
Investment securities-non-taxable	(851)	1,147	296	674	1,035	1,709
Other earning assets	5	2,542	2,547	(2,820)	2,443	(377)

Total interest income	13,732	(15,194)	(1,462)	21,210	9,531	30,741
Interest expense:
Savings deposits and interest-bearing checking	3,026	(7,144)	(4,118)	(1,607)	2,654	1,047
Time deposits	3,780	(3,308)	473	7,010	7,491	14,501
Short-term borrowings	(4,953)	1,290	(3,663)	4,907	(2,263)	2,644
Long-term borrowings	9,463	662	10,124	6,822	(146)	6,676

Total interest expense	11,316	(8,500)	2,816	17,132	7,736	24,868

Increase (decrease) in net interest income	2,416	$(6,694)	$(4,278)	$4,078	$1,795	$5,873

(1)
We include loan fees in interest income. Such fees totaled $6,357,000, $4,443,000, and $3,956,000 in 2001, 2000, and 1999, respectively.

Provision for Loan Losses

        An integral part of combining credit portfolios in our mergers requires converting the purchased banks' credit culture and credit standards to ours. Inherent with the implementation of these processes and procedures is a potential for increased credit risk. To prepare for this risk, we generally increase our provisions to prepare for any credit exposure. It is anticipated, that as these merged banks adopt and implement these procedures, credit risk should decline, requiring lower provisions.

        The provision for loan losses was $15.3 million for 2001 compared to $4.7 million for 2000 a 227.7% increase. Non-performing loans increased to $23.0 million as of December 31, 2001 as compared to $20.7 million at December 31, 2000.

        The increase in provision for loan loss in 2001 was the result of unexpected charge-offs in our Oklahoma region with smaller increases in our Kansas and Florida markets. We believe that our continued analysis of the loan portfolio has identified our probable loan losses at December 31, 2001 and the provision for loan loss and charge-offs are expected to be less in 2002 than 2001.

        The provision for loan losses was $4.7 million for 2000 compared to $11.6 million for 1999, a 59.5% decrease. Non-performing loans increased to $20.7 million as of December 31, 2000 as compared to $8.1 million at December 31, 1999.

Non-Interest Income

        The following table presents the components of our non-interest income for the years indicated:

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Service fees	$15,526	$10,802	$10,854
Investment trading fees and commissions	6,017	2,697	3,293
Net gains on sales of mortgage loans	1,848	5,335	4,116
Realized gains (losses) on sale of securities	1,702	(1,976)	(466)
Information technology services	13,308	4,385	3,805
Trust fees	2,297	2,345	1,665
Merchant fees	—	1,243	1,091
Other income	4,335	4,006	5,091

Total non-interest income	$45,048	$28,837	$29,449

Non-interest income as a percentage of average total assets	1.60%	1.06%	1.15%

        Non-interest income was $45.0 million for 2001 compared to $28.8 million for 2000 a 56.2% increase. Gain on sale of mortgage loans decreased $3.5 million, or 65.4%, in 2001 due to the closing of the mortgage operations in 2000. Non-interest income was $28.8 million for 2000 compared to $29.4 million for 1999 a 2.1% decrease. Investment trading fees and commissions increased from $2.7 million to $6.0 million which reflects increased volume of the Company's brokerage operation and was also impacted by the acquisition of Ott Financial. Information technology service income increased from $4.4 million to $13.3 million which was primarily attributable to sales generated through the acquisition of IPI.

Non-Interest Expense

        The following table presents the components of non-interest expense for the years indicated:

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Salaries and employee benefits	$46,578	$43,902	$40,150
Information technology services cost of sales	8,635	1,777	1,150
Net occupancy expense	5,811	7,923	7,970
Depreciation expense	5,853	6,199	5,180
Goodwill amortization expense	2,020	2,464	1,996
Consolidation/repositioning/pooling expense	(5,046)	32,827	4,630
Professional services	4,540	3,102	3,185
Data processing expense	4,558	2,740	2,215
Advertising	2,045	2,154	1,800
Postage	1,349	1,287	1,077
Supplies	1,511	1,412	1,243
Telephone	1,721	1,632	922
Other	10,064	9,384	11,855

Total non-interest expense	$89,639	$116,803	$83,373

Efficiency Ratio	63.63%	69.46%	73.58%

        Total non-interest expense was $89.6 million for 2001 compared to $116.8 million for 2000, a 23.3% decrease. Salaries and employee benefits increased $2.7 million while occupancy expenses decreased $2.1 million. Information technology services cost of sales increased from $1.7 million to $8.6 million due to cost of sales incurred with the increased sales of information technology services from $4.4 million to $13.3 million. These additional sales and the related cost of sales were primarily the result of additional activity from the acquisition of IPI. Other non-interest expense was lower in 2001 primarily because consolidation/repositioning/pooling/mortgage subsidiary closing expenses were $32.8 million in 2000 and a negative $5.1 million in 2001. We recorded a recovery related to the Regional Arbitration settlement award of $4.9 million in 2001 in this expense category.

        Total non-interest expense was $116.8 million for 2000 compared to $83.4 million for 1999 a 40.1% increase. The primary reason for this increase was the increase in consolidation/repositioning/pooling expense from $4.6 million in 1999 to $32.8 million in 2000. Other non-interest expenses were similar in 2000 compared to 1999.

Income Tax Expense

        Income tax expense was $4.8 million for 2001 compared to $5.3 million for 2000 a $.5 million, or 8.6%, decrease. Income tax expense for 2000 was $5.3 million $2.7 million more than 1999. The effective tax rates for 2001, 2000, and 1999 were 16.5%, 642.5%, and 34.8%, respectively. The 2001 and 2000 effective tax rate differs from the expected rate of 35% due primarily to the tax adjustments generated by the use of a capital loss carryforward in 2001 and the non-deductible expenses associated with the closing of the mortgage company. The increase in effective tax rate from 1999 is the result of certain non-deductible expenses related to the closure of Gold Banc Mortgage and non-deductible pooling expenses related to the 2000 acquisitions.

Asset/Liability Management

        Asset/liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly through maturity or otherwise. Controlling the maturity or repricing of an institution's assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position, will normally result in greater changes in net interest income as interest rates change.

        Along with internal gap management reports, we and our Banks use an asset/liability modeling methodology to analyze each Bank's current gap position. That methodology simulates our Banks' asset and liability base and projects future net interest income under several interest rate assumptions. We strive to maintain an aggregate gap position, so that changes in interest rates will not negatively affect net interest income by more than 10% in any 12 month period.

        We have not engaged in derivatives or hedging transactions to synthetically alter net interest income.

        The following table indicates that at December 31, 2001, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase while a decrease in rates would indicate a decrease in income.

Changes in Interest Rate	Net Interest Income	Change	Percent Change
200 basis point rise	$112,105,000	$2,709,000	2.5%
100 basis point rise	111,071,000	1,675,000	1.5%
Base rate scenario	109,396,000	—	—
100 basis point decline	103,712,000	(5,584,000)	(5.0)%
200 basis point decline	100,833,000	(8,563,000)	(7.8)%

        The following table sets forth the maturities of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001.

	Interest Rate Sensitivity
	0-3 Months	4 Months to 12 Months	Over 1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Loans	$1,094,348	$175,788	$628,113	$264,156	$2,162,405
Investment securities	70,904	114,494	278,895	74,031	538,324
Other interest-bearing assets	542	—	—	—	542

Total rate sensitive assets	$1,165,794	$290,282	$907,008	$338,187	$2,674,606

Rate Sensitive Liabilities:
Savings deposits and interest-bearing checking	$728,078	—	—	—	$728,078
Time deposits	350,743	567,770	251,969	1,497	1,171,979
Short-term borrowings	30,908	—	—	—	30,908
Long-term borrowings	102,884	39,971	73,619	496,049	528,162

Total rate-sensitive liabilities	$1,212,613	$607,741	$325,588	$313,185	$2,459,127

Net gap	$(46,819)	$(317,459)	$581,420	$25,002	$242,144

Cumulative gap	$(46,819)	$(364,278)	$217,142	$242,144

Cumulative ratio of interest-earning assets to interest-bearing liabilities	96.14%	79.99%	110.12%	109.85%

Ratio of cumulative gap to interest-earning assets	(4.02)%	(25.02)%	9.19%	8.96%

        The cumulative gap value indicated above indicates that a rise in interest rates would have a minimal effect on net interest income. Our ability to reprice rates on savings deposits and interest bearing checking in line with our markets or need for deposits help with the management of margins. Historically, rate changes on these deposits have not reflected the full effect of overall rate movements.

FINANCIAL CONDITION

Lending Activities

        Commercial Loans.    This category includes loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans were $629.6 million as of December 31, 2001, or 29.1%, of total loans.

        Real Estate Loans.    Real estate loans represent the largest class of our loans. We categorize real estate loans as follows:

  •
  Commercial. Commercial real estate loans totaled $203.8 million at December 31, 2001, compared to $430.6 million at December 31, 2000, a decrease of $226.8 million, or 52.6%. This reduction primarily reflects the slowdown of the economy and the decrease in construction activity.
  •
  Construction. Construction lending consists primarily of single-family construction. Construction loans increased 8.3% primarily due to an increase in such lending in Johnson County, Kansas.
  •
  1 to 4 Family Residential. Residential loans totaled $197.2 million at December 31, 2001, compared to $239.1 million at December 31, 2000, a decrease of $41.9 million, or 17.5%. Loans in this category consist primarily of owner-occupied residential loans. This reduction is also indicative of the slowdown in the economy and slower homebuilding.

  •
  Agricultural. This category consists of loans secured by agricultural real estate. Agricultural loans totaled $53.5 million at December 31, 2001, compared to $99.4 million at December 31, 2000, a decrease of $45.9 million, or 46.2%.

  •
  Held for Sale. Loans held for sale represent residential loans intended to be sold to secondary investors, and in the process of being delivered, and student loans held for sale. Loans held for sale totaled $11.3 million at December 31, 2001, compared to $134.1 million at December 31, 2000, a decrease of $128.9 million or 96.1%. Most of the loans held for sale at December 31, 2000 were sold in 2001.

        Agricultural Loans.    Agricultural loans are typically made to farmers, small corporate farms, and feed and grain dealers. Agricultural loans were $196.6 million as of December 31, 2001, as compared to $202.7 million as of December 31, 2000, a decrease of $6.1 million, or 3.0%. Agricultural loans as a percent of total loans decreased from 10.42% in 2000 to 9.09% in 2001.

        Consumer and Other Loans.    Loans classified as consumer and other loans include automobile, other personal loans and credit card loans. The majority of these are installment loans with fixed interest rates. Consumer and other loans were $112.4 million as of December 31, 2001, compared to $116.9 million as of December 31, 2000, a decrease of $4.5 million, or 3.8%. Consumer and other loans represented 5.20% of total loans as of December 31, 2001, a decrease from 6.01% as of December 31, 2000.

        The following table presents the balance of each major category of our loans as of December 31 of each year.

	2001		2000		1999		1998		1997
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$629,572	29.12%	$535,258	27.50%	$504,393	27.72%	$549,348	36.05%	$434,471	36.14%
Real estate construction	203,785	9.42%	188,118	9.67%	114,425	6.29%	50,696	3.33%	61,967	5.15%
Real estate(1)	1,008,694	46.65%	769,118	39.51%	700,497	38.49%	517,761	33.98%	407,410	33.89%
Loans held for sale	11,335	0.52%	134,081	6.89%	149,560	8.22%	93,583	6.14%	43,947	3.66%
Agricultural	196,612	9.09%	202,714	10.42%	210,985	11.59%	143,437	9.41%	121,079	10.07%
Consumer and other loans	112,407	5.20%	116,879	6.01%	139,988	7.69%	169,033	11.09%	133,299	11.09%

Total loans	2,162,405	100.00%	1,946,168	100.00%	1,819,848	100.00%	1,523,123	100.00%	1,202,173	100.00%
Less allowance for loan losses	26,097		26,180		26,038		20,141		16,455

Total	$2,136,308		$1,919,988		$1,793,810		$1,503,717		1,185,718

(1)
Includes commercial real estate loans, agriculture real estate loans and 1 to 4 family residential real estate loans.

        The following table sets forth the repricing of portfolio loans outstanding at December 31, 2001.

	0-3 Months	4 Months to 1 year	Over 1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Loan category:
Commercial	$332,588	$69,772	$194,500	$32,712	$629,572
Real Estate construction	145,022	12,507	39,738	6,518	203,785
Real estate	454,085	30,307	318,179	206,123	1,008,694
Loans held for sale	30	71	1,862	9,372	11,335
Agricultural loans	137,267	35,660	20,012	3,673	196,612
Consumer and other loans	25,356	27,471	53,822	5,758	112,407

Total Loans	$1,094,348	$175,788	$628,113	$264,156	$2,162,405

        As of December 31, 2001, loans repricing after one year includes approximately $472 million in fixed rate loans and $574 million in floating or adjustable rate loans.

Asset Quality

        We follow regulatory guidelines in placing loans on a non-accrual basis and place loans with doubtful principal repayment on a non-accrual basis, whether current or past due. We consider non-performing assets to include all non-accrual loans, other loans 90 days or more past due as to principal and interest, other real estate owned ("OREO") and repossessed assets. We do not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest income is reversed against current income.

        Restructured and impaired loans, other than non-accrual loans, are considered insignificant for all years presented. We would have recorded additional interest in the amounts of $1,955,000, $1,381,000, and $658,000 for the years ended December 31, 2001, 2000, and 1999, respectively, if non-accrual loans had been current during these periods.

        Non-performing assets are summarized in the following table:

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Loans:
Loans past due 90 days or more still accruing	$5,270	$869	$1,767	$2,214	$1,134
Non-accrual loans	17,737	19,853	6,324	5,021	4,956

Non-performing loans	23,007	20,722	8,091	7,235	6,090
Other assets	255	141	93	88	44
Foreclosed assets held for sale	4,217	3,573	2,696	3,035	1,859

Non-performing assets	$27,479	$24,436	$10,880	$10,358	$7,993

Non-performing loans as a percentage of total loans	1.06%	1.06%	0.44%	0.48%	0.51%

Non-performing assets as a percentage of total assets	0.91%	0.90%	0.43%	0.47%	0.46%

Non-performing assets as a percentage of total loans and OREO	1.27%	1.25%	0.60%	0.68%	0.66%

Allowance for Loan Losses

        The success of a bank depends to a significant extent upon the quality of its assets particularly loans. This is highlighted by the fact that net loans were 71.7% of our total assets as of December 31, 2001. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management's experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary.

        We actively manage our past due and non-performing loans in each Bank in an effort to minimize credit losses and monitor asset quality to maintain an adequate loan loss allowance. Although management believes its allowance for loan losses is adequate for each Bank and collectively, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover loan losses or that significant increases to the allowance will not be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of our net income and capital and could result in the inability to pay dividends—among other adverse consequences.

        The allowance for loan losses on December 31, 2001, totaled $26.1 million, or 1.21% of outstanding loans compared to $26.2 million, or 1.35% of outstanding loans at December 31, 2000. See discussion for provision for loan losses, page 34, for additional detail. Charge-offs were $17.1 million, recoveries were $1.7 million and provisions charged to expense were $15.3 million in 2001. The allowance for loan losses on December 31, 2000, totaled $26.2 million, a $100 thousand increase from the prior year. Charge-offs were $6.5 million, recoveries were $1.9 million and provisions charged to expenses were $4.7 million in 2000.

        The following table sets forth activity in our allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Total net loans outstanding at the end of the year	$2,136,308	$1,919,988	$1,793,810	$1,503,717	$1,185,718

Average net loans outstanding during the year	1,965,761	1,868,494	1,627,212	1,353,397	1,074,120

Allowance for loan losses, beginning of the year	26,180	26,038	20,141	16,455	13,895
Charge-offs:
Commercial	13,101	4,112	4,652	1,653	2,367
Real estate
Commercial	448	251	392	1,089	303
Construction	16	—	—	80	—
1 to 4 family residential	584	309	265	153	31
Agricultural	817	186	141	—	—
Loans held for sale	—	—	—	—	—
Total real estate	1,865	746	798	1,322	334
Agricultural	658	213	1,757	825	1,042
Consumer and other	1,476	1,404	2,371	1,638	749

Total charge-offs	17,100	6,475	9,578	5,438	4,492

Recoveries:
Commercial	798	774	794	580	680
Real estate
Commercial	55	54	68	159	101
Construction	—	—	—	—	—
1 to 4 family residential	105	91	202	31	5
Agricultural	16	105	12	53	20
Loans held for sale	—	—	5	—	—
Total real estate	176	250	287	243	126
Agricultural	210	391	115	531	340
Consumer and other	514	529	567	293	177

Total recoveries	1,703	1,944	1,763	1,647	1,323

Net charge-offs	15,397	4,531	7,815	3,791	3,169
Provision charged to operations	15,314	4,673	11,586	5,111	4,921
Adjustments due to acquired companies	—	—	2,126	2,366	808

Allowance for loan losses, end of year	$26,097	$26,180	$26,038	$20,141	$16,455

Ratios:
Allowance as a percentage of total loans	1.21%	1.35%	1.43%	1.32%	1.37%
Net charge-offs to average loans outstanding	0.77%	0.24%	0.48%	0.28%	0.30%
Allowance as a percentage of non-performing loans	113.42%	126.34%	321.81%	278.38%	270.20%

        The following table sets forth the allocation of our allowance for loan losses among categories of loans as of December 31, 2001 and 2000:

	Dec. 31, 2001 Amount	Percent of Allowance in Each Category to Total Allowance	Dec. 31, 2000 Amount	Percent of Allowance in Each Category to Total Allowance
	(Dollars in thousands)		(Dollars in thousands)
Commercial	$7,598	29.12%	$10,498	40.10%
Real estate construction	2,459	9.42%	9,16	34.99%
Real estate	12,173	46.65%	1,463	5.59%
Loans held for sale	137.52%		609	2.33%
Agricultural	2,373	9.09%	2,844	10.86%
Consumer and other	1,357	5.20%	1,605	6.13%

Total	$26,097	100.00%	$26,180	100.00%

Investment Activities

        Our investment portfolio serves three important functions: First, it facilitates the adjustment of the balance sheet's sensitivity to changes in interest rate movements; second, it provides an outlet for investing excess funds; and third, it provides liquidity. The investment portfolio is structured to maximize the return on invested funds within conservative risk management guidelines.

        The portfolio is comprised primarily of available for sale securities which include U.S. Treasury securities, U.S. government agency obligations, state municipal obligations, Federal Reserve Bank stock, FNMA stock, and FHLB stock. The U.S. government agency obligations include Federal Home Loan Mortgage Corporation ("FHLMC") notes, FNMA notes and mortgage-backed securities, FHLB notes and Government National Mortgage Association ("GNMA") mortgage-backed securities. As of December 31, 2001, the available for sale portfolio totaled $567.7 million, including a net unrealized loss of $13,000.

        The investment portfolio increased $62.8 million, or 12.0%, during 2001. The increase is the result of increased activity at certain Banks. The investment portfolio increased $70.8 million, or 15.6%, during 2000.

        The composition of the investment portfolio as of December 31, 2001 was 9.6% U.S. Treasury and agency securities, 11.0% state and municipal securities, 67.5% mortgage-backed securities, 1.1% trading securities and 10.8% other securities. The comparable distribution for December 31, 2000 was 56.3% U.S. Treasury and agency securities, 14.8% state and municipal securities, 22.1% mortgage-backed securities, 2.0% trading securities and 4.8% other securities. The estimated maturity of the investment portfolio on December 31, 2001 was three years. The increase in mortgage backed securities in 2001 was due to adding approximately $130 million during the second quarter of 2001 to the portfolio of Gold Bank-Oklahoma and American Bank. The investment portfolio represented 19.5% and 19.4% of total assets at December 31, 2001 and 2000, respectively.

        The following table sets forth the composition of our investment portfolio at the dates indicated (in thousands).

	At December 31,
	2001	2000	1999
Securities held to maturity:(1)
U.S. Treasury and other U.S. agencies and corporations	$—	$1,000	$2,909
Other	12,660	—	—
Obligations of states and political subdivisions	1,530	2,080	3,062
Mortgage-backed securities	174	1,313	1,903

Total	$14,364	$4,393	$7,874
Securities available for sale:(2)
U.S. Treasury and other U.S. agencies and corporations	$56,793	$280,631	$252,394
Obligations of states and political subdivisions	63,235	62,411	64,500
Mortgage-backed securities	397,212	141,150	99,505
Trading(4)	6,734	3,265	9,245
Other(3)	50,506	34,131	21,644

Total investment securities	$588,844	$525,981	$455,162

(1)
Held to maturity securities are carried at amortized cost.

(2)
Available for sale securities are carried at fair value.

(3)
Includes FHLB stock, Federal Reserve stock and FNMA stock.

(4)
Trading securities are carried at fair value.

        The following table sets forth a summary of maturities in the investment portfolio at December 31, 2001.

	One year or less		Over One Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 years		Total
	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield
	(At carrying value) (Dollars in thousands)
U.S. Treasury and other U.S. agencies and corporations	$33,519	2.18%	$13,169	5.04%	$2,131	7.07%	$7,974	6.50%	$56,793	3.62%
Obligations of states and political subdivisions	3,889	7.46%	26,849	7.12%	24,717	6.83%	7,780	14.49%	63,235	8.13%
Mortgage-backed securities	2,688	6.36%	104,033	6.04%	241,403	6.28%	49,088	5.55%	397,212	6.14%
Other	507	6.47%	2,915	4.93%	4,727	8.47%	19,595	8.62%	27,744	7.05%

Total	$40,603	3.02%	$146,966	6.13%	$272,972	6.37%	$84,437	7.28%	$544,978	6.20%

        The above table does not include trading securities of $6.7 million and investments without stated maturities of $37.2 million.

Deposit Activities

        Deposits are the major source of our Banks' funds for lending and other investment purposes. In addition to deposits, our Banks derive funds from interest payments, loan principal payments, loan and securities sales, and funds from operations. Scheduled loan repayments are a relatively stable source of funds while deposit inflows are significantly influenced by general interest rates and money market conditions. Our Banks may use borrowings on a short-term basis, if necessary, to compensate for reductions in the availability of other sources of funds, or borrowings may be used on a longer-term basis for general business purposes.

        Deposits are attracted principally from within our Banks' primary market area through the offering of a broad variety of deposit instruments including: checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. Our Banks have aggressively attempted to obtain deposits in selected markets to increase market share or meet particular liquidity needs. We have not used brokered deposits and have not sought to attract deposits outside our market areas.

        Maturity terms, service fees and withdrawal penalties are established by our Banks on a periodic basis. The determination of rates and terms is predicated on funds transaction and liquidity requirements, rates paid by competitors, growth goals and federal obligations.

        During 2001, average balances of non-interest bearing demand deposits decreased $21.6 million, or 8.3%; average balances of savings and interest bearing deposits increased $83.4 million, or 13.7%; and average balances of time deposits increased $62.9 million, or 5.6%. As of December 31, 2000, the balance of total deposits had increased $127.7 million compared to December 31, 1999. This increase is primarily due to increases of $45.3 million in time deposits less than $100,000 and $87.7 million increase in time deposits greater than $100,000.

        During 2000, average balances of non-interest bearing demand deposits increased $17.3 million, or 7.2%; average balances of savings and interest bearing deposits decreased $50.4 million, or 7.6%; and average balances of time deposits increased $131.2 million, or 13.3%. As of December 31, 2001, the balance of total deposits had increased $30.0 million compared to December 31, 2000. This increase is due to decreases of $71.9 million in time deposits less than $100,000, $34.5 million increase in time deposits greater than $100,000, and a $74.2 million increase in savings and now accounts.

        The following table sets forth the average balances and weighted average rates for our categories of deposits at the dates indicated.

	Year Ended December 31,
	2001			2000			1999
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	$237,571	—	11.26%	$259,202	—	13.06%	$241,894	—	12.82%
Savings deposits and Interest-bearing demand	693,265	2.60%	32.86%	609,911	3.63%	30.72%	660,266	3.19%	40.13%
Time deposits	1,178,995	5.73%	55.88%	1,116,102	6.01%	56.22%	984,875	5.34%	59.87%

Total	$2,109,831		100.00%	$1,985,215		100.00%	$1,887,035		100.00%

        We do not have a concentration of deposits from any one source the loss of which would have a material adverse effect on its business. Management believes that substantially all of our Banks' depositors are residents in their respective primary market areas.

        The following table sets forth a summary of our deposits at the dates indicated.

	December 31,
	2001	2000	1999
	(Dollars in thousands)
Non-interest-bearing	$263,296	$270,137	$271,134
Interest-bearing:
Savings and NOW accounts	728,590	654,385	658,698
Time accounts less than $100,000	788,201	860,122	814,809
Time accounts greater than $100,000	383,779	349,233	261,513

Total deposits	$2,163,866	$2,133,877	$2,006,154

        The following table summarizes at December 31, 2001, our certificates of deposit of $100,000 or more by time remaining until maturity (dollars in thousands).

Maturity Period:
Less than three months	$122,378
Over three months through six months	105,800
Over six months through twelve months	75,725
Over twelve months	79,876

Total	$383,779

        We have no other time deposits in excess of $100,000.

Capital and Liquidity

        Sources of Liquidity.    Liquidity defines our ability, and the ability of our Banks, to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of our Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow, (primarily repayments), from each Bank's assets. Intermediate term liquidity is provided by our Banks' investment portfolios. Our Banks also have established a credit facility with the FHLB, under which our Banks are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from our subsidiary Banks. As described in Note 8 to the financial statements, we have a $25 million line of credit with no outstanding borrowings at December 31, 2001.

        Cash provided by operating activities for 2001 was $59.6 million consisting primarily of net earnings adjusted for non-cash items and the sale of loans held for sale. Cash used in investing activities was $337.1 million, consisting primarily of increased loans of approximately $309.5 million and net cash received in acquisitions of $42.5 million. Net activity in financing consisted of a decrease in deposits of approximately $21.4 million offset by a net borrowings of $281.2 million which resulted in net cash provided of $232.3 million.

        Capital.    We and our subsidiaries actively monitor the subsidiaries' compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, our Banks have increased core capital through retention of earnings or capital infusions. The primary source of funds available to us is dividends by the subsidiaries. Each Bank's ability to pay dividends may be limited by regulatory requirements. At December 31, 2001, the subsidiaries could pay dividends of $28.3 million without prior regulatory approval.

Impact of Inflation and Changing Prices

        The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction or have the same magnitude as changes in the prices of goods and services.

Accounting and Financial Reporting

        In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

        The Company adopted the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full, were not amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting literature prior to the full adoption of Statement 142.

        Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with Statement 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $34 million, and unamortized and identifiable intangible assets in the amount of $4.5 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.7 million, $2.5 million, and $1.9 million for the three years ended December 31, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practical to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Asests" was adopted by the Company on January 1, 2002. The Statement established a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statements also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such specific circumstances. The adoption of the new Statement, not expected to have a significant effect on earnings or the financial position of the Company.

Forward-Looking Statements

        This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our Company and its subsidiaries, including, without limitation:

  •
  statements that are not historical in nature

  •
  statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends" or similar expressions

  •
  statements regarding the timing of the closing of the branch sales

        Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

  •
  competitive pressures among financial services companies may increase significantly

  •
  costs or difficulties related to the integration of the business of our Company and its acquisition targets may be greater than expected

  •
  changes in the interest rate environment may reduce interest margins

  •
  general economic conditions, either nationally or in our markets, may be less favorable than expected

  •
  legislative or regulatory changes may adversely affect the business in which our Company and its subsidiaries are engaged

  •
  technological changes may be more difficult or expensive than anticipated

  •
  changes may occur in the securities markets

        We have described under "Factors That May Affect Future Results of Operations, Financial Condition or Business" additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made.

Factors That May Affect Future Results of Operations, Financial Condition or Business

        We are identifying important risks and uncertainties that could affect our Company's results of operations, financial condition or business and that could cause them to differ materially from our Company's historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, our Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

There is no assurance we can maintain our growth rate.

        It may be difficult for us to maintain our rapid rate of growth. We have completed several acquisitions in the past few years that have significantly enhanced our rate of growth. We cannot be certain that we will continue to sustain this rate of growth or grow at all. Competition for suitable acquisition candidates is intense. We are targeting acquisition candidates, particularly in the metropolitan and suburban areas, that a variety of larger financial institutions are also interested in acquiring.

        We continue to review potential acquisition candidates and hold preliminary discussions with several of these candidates. We cannot assure you that any of these discussions will be successful. We may not be successful in identifying acquisition candidates or be able to acquire banks and financial services businesses on terms we feel are favorable.

        The rural market areas we now serve afford limited, if any, opportunities for growth. We believe future growth in our revenues and net earnings will depend on our growth in the metropolitan and suburban market areas where we have locations in addition to acquisitions. The financial institutions in these metropolitan and suburban areas also compete intensely for assets and deposits. This competition may adversely affect our ability to grow our asset and deposit base profitability.

Loss of key personnel could have an adverse effect.

        The loss of certain key personnel could adversely affect our operations. Our success depends in large part on the retention of a limited number of key persons, including: Michael W. Gullion, our Chairman and Chief Executive Officer; Malcolm M. Aslin, our President and Chief Operating Officer; and Rick J. Tremblay, our Executive Vice President and Chief Financial Officer. We will likely undergo a difficult transition period if we lose the services of any or all of these individuals. In recognition of this risk, we own, and are the beneficiary of, an insurance policy on the life of Mr. Gullion providing death benefits of $3.5 million and have entered into employment agreements with Messrs. Gullion and Aslin.

        We also place great value on the experience of the presidents of our subsidiaries and the branches of our subsidiaries and on their relationships with the communities they serve. The loss of these key persons could negatively impact the affected banking locations. There is no assurance we will be able to retain our current key personnel or attract additional qualified key persons as needed.

Local economic conditions could adversely affect operations.

        Changes in the local economic conditions could adversely affect our loan portfolio. Our success depends to a certain extent upon the general economic conditions of the local markets that we serve. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers in those markets in Kansas, Oklahoma, Missouri and Florida, including a number of rural markets, where our subsidiary banks operate or are expected to operate. Our commercial, real estate and construction loans, and the ability of the borrowers to repay these loans and the value of the collateral securing these loans, are impacted by the local economic conditions. In the rural markets we serve, the predominant economic sector is agriculture. We cannot assure you that favorable economic conditions will exist in such markets.

Allowance for loan losses may not be adequate.

        Our allowance for loan losses may not be adequate to cover actual loan losses. As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the general creditworthiness of individuals and the value of real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer installment loan portfolio relates principally to the general creditworthiness of businesses and individuals within our local markets.

        We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our loan losses. We may have to increase the allowance in the future. Material additions to our allowance for loan losses would decrease our net earnings.

Changes in interest rates could adversely affect profitability.

        We may be unable to manage interest rate risk that could reduce our net interest income. Like other financial institutions, our results of operations are impacted principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. Interest rate cuts by the Federal Reserve throughout 2001 have generally reduced our net interest income. While we continually take measures intended to manage the risks from changes in market interest rates, changes in interest rates can still have a material adverse effect on our profitability.

Technological change may impair our competitiveness.

        We cannot predict how changes in technology will impact our business. The financial services market, including banking services, is increasingly affected by advances in technology including developments in: telecommunications; data processing; automation; Internet-based banking; telebanking; and debit cards and so-called "smart cards." Our ability to compete successfully in the future will depend on whether we can anticipate and respond to technological changes. To develop these and other new technologies, we will likely have to make additional capital investments. Although we continually invest in new technology, we cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

The banking business is highly competitive.

        We operate in a competitive environment. In the metropolitan and suburban areas in which we compete, other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and other financial intermediaries offer similar services. We also face competition in our rural markets. Many of these competitors have substantially greater resources and lending limits and may offer certain services our subsidiary banks and businesses do not currently provide. In addition, some of the non-bank competitors are not subject to the same extensive regulations that govern our subsidiary banks and businesses. Our profitability depends upon the ability of our subsidiaries to compete in our primary market areas.

Effects of regulatory changes cannot be predicted.

        We are subject to extensive regulation. The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect depositors and the Federal Deposit Insurance Corporation, not our creditors or stockholders. Our non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies including the Securities and Exchange Commission, the National Association of Securities Dealers, and state securities and insurance regulators. Regulations affecting banks and financial services businesses are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that affects us, our subsidiary banks or our non-bank subsidiaries. We cannot assure you that such modifications or new laws will not adversely affect us.

FDIC assessments may adversely affect us and our subsidiary banks.

        Our subsidiary banks may be forced to pay for any losses the Federal Deposit Insurance Corporation incurs if it provides assistance to any of our other subsidiary banks. Federal law contains a "cross guarantee" provision that could require any of our insured subsidiary banks to pay for losses incurred by the Federal Deposit Insurance Corporation if it provides assistance to another of our insured subsidiary banks or in the event a subsidiary bank fails. If another of our subsidiary banks is assessed for any assistance the Federal Deposit Insurance Corporation may provide, such assessment could materially effect that subsidiary bank's financial condition as well as ours.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management

        Asset/liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly through maturity or otherwise. Controlling the maturity or repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

        Along with internal gap management reports, we and our Banks use an asset/liability modeling service to analyze each Bank's current gap position. The system simulates our Banks' asset and liability base and projects future net interest income results under several interest rate assumptions. We strive to maintain an aggregate gap position such that changes in interest rates will not affect net interest income by more than 10% in any 12 month period. We have not engaged in derivatives transactions for its own account.

        The following table indicates that, at December 31, 2000, if there had been a sudden and sustained increase in prevailing market interest rates, our 2001 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rate	Net Interest Income	Change	Percent Change
200 basis point rise	$99,926,000	$1,744,000	1.78%
100 basis point rise	99,621,000	1,439,000	1.47%
Base rate scenario	98,182,000	—	—
100 basis point decline	93,709,000	(4,473,000)	(4.56%)
200 basis point decline	88,928,000	(9,254,000)	(9.43%)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

The Board of Directors
Gold Banc Corporation, Inc.:

        We have audited the accompanying consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        The consolidated financial statements of Gold Banc Corporation, Inc. for the year ended December 31, 1999 have been restated to reflect the pooling-of-interests transactions with American Bancshares of Bradenton, Florida (American), CountryBanc Holding Company of Edmond, Oklahoma (CountryBanc), and First Business Bancshares of Kansas City, Inc. (First Business), as described in note 2 to the consolidated financial statements. We did not audit the 1999 financial statements of American or CountryBanc, which statements reflect net interest income and net income consisting of 42% and 25%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for American and CountryBanc as of and for the year ended December 31, 1999, is based solely on the reports of the other auditors.

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

        In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year-period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Kansas City, Missouri
February 8, 2002

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000
(Dollars in thousands)

Assets

	2001	2000
Cash and due from banks	$73,675	82,423
Federal funds sold and interest-bearing deposits	98	36,468

Total cash and cash equivalents	73,773	118,891

Investment securities:
Available-for-sale	567,746	518,323
Held-to-maturity	14,364	4,393
Trading	6,734	3,265

Total investment securities	588,844	525,981

Mortgage loans held for sale, net	11,335	134,081
Loans, net	2,124,973	1,785,907
Premises and equipment, net	57,738	60,626
Goodwill and other intangible assets, net	38,720	33,376
Accrued interest and other assets	68,051	58,736
Cash surrender value of bank-owned life insurance	53,038	—

Total assets	$3,016,472	2,717,598

See accompanying notes to consolidated financial statements.

Liabilities and Stockholders' Equity

	2001	2000
Liabilities:
Deposits	$2,163,866	2,133,877
Securities sold under agreements to repurchase	103,672	78,975
Federal funds purchased and other short-term borrowings	30,908	24,654
Guaranteed preferred beneficial interests in Company debentures	111,749	82,549
Long-term borrowings	416,413	200,561
Accrued interest and other liabilities	24,219	27,736

Total liabilities	2,850,827	2,548,352

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 38,352,074 and 38,285,900 shares issued at December 31, 2001 and 2000, respectively	38,352	38,286
Additional paid-in capital	75,955	75,523
Retained earnings	85,721	64,198
Accumulated other comprehensive income (loss), net	(8)	836
Unearned compensation	(3,440)	(3,802)

	196,580	175,041
Less treasury stock (4,417,010 shares at December 31, 2001 and 800,000 shares at December 31, 2000)	(30,935)	(5,795)

Total stockholders' equity	165,645	169,246
Commitments and contingent liabilities

Total liabilities and stockholders' equity	$3,016,472	2,717,598

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Year ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

	2001	2000	1999
Interest income:
Loans, including fees	$167,296	175,687	147,881
Investment securities	33,451	29,173	26,459
Other	6,054	3,507	3,884

Total interest income	206,801	208,367	178,224

Interest expense:
Deposits	85,583	89,228	73,680
Borrowings and other	32,140	25,679	16,359

Total interest expense	117,723	114,907	90,039

Net interest income	89,078	93,460	88,185
Provision for loan losses	15,314	4,673	11,586

Net interest income after provision for loan losses	73,764	88,787	76,599

Other income:
Service fees	15,526	10,802	10,854
Investment trading fees and commissions	6,017	2,697	3,293
Net gains on sales of mortgage loans	1,848	5,335	4,116
Unrealized gains (losses) on trading securities	15	(49)	(37)
Realized gains (losses) on sale of securities	1,702	(1,927)	(429)
Informational technology services	13,308	4,385	3,805
Other	6,632	7,594	7,847

Total other income	45,048	28,837	29,449

Other expense:
Salaries and employee benefits	46,578	43,902	40,150
Net occupancy expense	5,811	7,923	7,970
Depreciation expense	5,853	6,199	5,180
Goodwill and other intangible asset amortization expense	2,020	2,464	1,996
Consolidation/repositioning/pooling/mortgage subsidiary closing (income) expense	(5,046)	32,827	4,630
Other	34,423	23,488	23,447

Total other expense	89,639	116,803	83,373

Earnings before income taxes	29,173	821	22,675
Income tax expense	4,820	5,275	7,900

Net earnings (loss)	$24,353	(4,454)	14,775

Net earnings (loss) per share — basic and diluted	$0.69	(0.12)	0.39

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2001, 2000, and 1999
(Dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total
Balance at December 31, 1998	$—	36,530	68,877	57,817	610	(197)	—	$163,637
Net earnings for 1999	—	—	—	14,775	—	—	—	14,775
Change in unrealized loss on available-for-sale securities	—	—	—	—	(11,849)	—	—	(11,849)

Total comprehensive income for 1999	—	—	—	14,775	(11,849)	—	—	2,926
Issuance of 708,371 shares of common stock in purchase business combinations	—	708	3,909	—	—	—	—	4,617
Exercise of 64,356 stock options	—	64	156	—	—	—	—	220
Increase in unearned compensation	—	—	—	—	—	(2,978)	—	(2,978)
Dividends paid	—	—	—	(1,374)	—	—	—	(1,374)

Balance at December 31, 1999	—	37,302	72,942	71,218	(11,239)	(3,175)	—	167,048
Net loss for 2000	—	—	—	(4,454)	—	—	—	(4,454)
Change in unrealized gain on available-for-sale securities	—	—	—	—	12,075	—	—	12,075

Total comprehensive income for 2000	—	—	—	(4,454)	12,075	—	—	7,621

Issuance of 393,477 shares of common stock in purchase business combinations	—	393	2,332	—	—	—	—	2,725
Issuance of 570,903 shares of common stock in extinguishment of Company debentures	—	571	199	—	—	—	—	770
Exercise of 19,749 stock options	—	20	50	—	—	—	—	70
Purchase of 800,000 shares of treasury stock	—	—	—	—	—	—	(5,795)	(5,795)
Increase in unearned compensation	—	—	—	—	—	(627)	—	(627)
Dividends paid ($0.08 per common share)	—	—	—	(2,566)	—	—	—	(2,566)

Balance at December 31, 2000	—	38,286	75,523	64,198	836	(3,802)	(5,795)	169,246
Net earnings for 2001	—	—	—	24,353	—	—	—	24,353
Change in unrealized gain on available-for-sale securities	—	—	—	—	(844)	—	—	(844)

Total comprehensive income for 2001	—	—	—	24,353	(844)	—	—	23,509
Exercise of 66,174 stock options	—	66	432	—	—	—	—	498
Purchase of 3,617,010 shares of treasury stock	—	—	—	—	—	—	(25,140)	(25,140)
Decrease in unearned compensation	—	—	—	—	—	362	—	362
Dividends paid ($0.08 per common share)	—	—	—	(2,830)	—	—	—	(2,830)

Balance at December 31, 2001	$—	38,352	75,955	85,721	(8)	(3,440)	(30,935)	$165,645

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000, and 1999
(Dollars in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net earnings (loss)	$24,353	$(4,454)	$14,775
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	15,314	4,673	11,586
Losses (gains) on the sale of securities	(1,702)	1,927	429
Extinguishment of notes payable	(4,080)	—	—
Gains on the sale of loans	(1,848)	(5,335)	(4,116)
Decrease in goodwill due to closure of separate mortgage subsidiary	—	13,978	—
Depreciation and amortization	7,873	8,663	7,176
Amortization of investment securities premium, net	439	(118)	445
Loss (gain) on the sale of assets, net	24	516	(510)
Deferred income taxes	(1,548)	(2,490)	(2,769)
Net decrease (increase) in trading securities	(2,615)	5,931	(5,431)
Change in unrealized (gain) losses on trading securities	(15)	49	37
Origination of loans held for sale, net of repayments	(17,488)	(350,894)	(276,993)
Proceeds from sale of loans held for sale	56,101	371,708	271,058
Other changes:
Accrued interest and other assets	(7,750)	(771)	(6,437)
Accrued interest and other liabilities	(4,386)	3,350	(5,740)
Increase in cash surrender value of bank-owned life insurance	(3,038)	—	—

Net cash provided by operating activities	59,634	46,733	3,510

Cash flows from investing activities:
Net increase in loans	(309,501)	(149,604)	(194,118)
Principal collections and proceeds from sales and maturities of available-for-sale securities	634,808	240,533	172,848
Purchases of available-for-sale securities	(643,991)	(303,516)	(172,541)
Principal collections and proceeds from maturities of held-to-maturity securities	2,727	4,466	2,109
Purchases of held-to-maturity securities	(12,716)	(1,000)	(2,885)
Net additions to premises and equipment	(1,939)	(3,865)	(10,464)
Proceeds from the sale of other assets	985	1,907	516
Purchase of bank-owned life insurance	(50,000)	—	—
Cash paid, net of cash received, in acquisitions	42,539	—	(17,404)

Net cash used in investing activities	$(337,088)	$(211,079)	$(221,939)

Cash flows from financing activities:
Increase (decrease) in deposits	$(21,437)	$127,723	$118,646
Increase in securities sold under agreements to repurchase	24,697	37,103	2,810
Proceeds from long-term borrowings	335,500	151,577	39,446
Principal payments on long-term borrowings	(115,206)	(40,769)	(21,520)
(Decrease) increase in federal funds purchased, advances, and other short-term borrowings	6,254	(112,722)	12,448
Proceeds from the issuance of guaranteed preferred beneficial interests in Company debentures	30,000	—	37,550
Purchase of minority interest	—	—	(61)
Purchase of treasury stock	(25,140)	(5,795)	—
Proceeds from the issuance of common stock	498	70	220
Dividends paid	(2,830)	(2,566)	(1,374)

Net cash provided by financing activities	232,336	154,621	188,165

Decrease in cash and cash equivalents	(45,118)	(9,725)	(30,264)
Cash and cash equivalents, beginning of year	118,891	128,616	158,880

Cash and cash equivalents, end of year	$73,773	$118,891	$128,616

Supplemental disclosures of cash flow information:
Cash paid for interest	$118,899	$114,950	$88,445
Income taxes paid	3,628	1,662	10,187

Noncash financing activities:
Issuance of common stock in extinguishment of
Company debentures	$—	$770	$—
Issuance of common stock to acquire minority interests	—	2,725	—
Securitization of mortgage loans held for sale	41,119	—	—
Noncash activities related to purchase acquisitions:
Operating activities:
Increase in investment securities	839	—	22,436
Increase in loans and mortgage loans held for sale	—	—	71,388
Increase in premises and equipment	1,026	—	2,463
Financing activities:
Increase in deposits	51,426	—	34,023
Increase in borrowings	—	—	68,072

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation

        The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies, collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

(b) Nature of Operations

        The Company is a multi-bank holding company that owns and operates community banks located in Kansas, Missouri, Florida, and Oklahoma. The banks provide a full range of commercial and consumer financial services. The Company owns and operates a full-service broker/dealer and investment firm, an information technology service organization, and a trust company. The Company has determined that its financial services businesses are a single operating segment.

(c) Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Investment Securities

        The Company classifies investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity. All other securities are classified as available-for-sale.

        Held-to-maturity securities are recorded at amortized cost. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses upon disposition of investment securities are included in earnings using the specific identification method for determining the cost of the securities sold.

        A decline in the fair value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to interest income. Dividend and interest income are recognized when earned.

(e) Mortgage Loans Held for Sale

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

(f) Loans

        Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

        Interest income on loans is accrued and credited to earnings based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current period interest income. Interest income is subsequently recognized only to the extent cash payments are received against current period interest income. Significant loan and commitment fee income and related costs are deferred and amortized over the term of the related loan or commitment.

(g) Allowance for Loan Losses

        Provisions for losses on loans receivable are based upon management's estimate of the amount required to maintain an adequate allowance for losses, reflective of the risk in the loan portfolio. This estimate is based on reviews of the loan portfolio, including assessment of the estimated net realizable value of the related underlying collateral, and upon consideration of past loss experience, current economic conditions, and such other factors which, in the opinion of management, deserve current recognition. Loans are also subject to periodic examination by regulatory agencies. Such agencies may require charge-offs or additions to the allowance based upon their judgments about information available at the time of their examination. Impaired loans include all nonaccrual loans and loans ninety days delinquent and still accruing interest.

(h) Premises and Equipment

        Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line and accelerated methods based on the estimated useful lives of the related assets.

(i) Goodwill

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

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, which establishes new accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

(j) Other Income and Other Expense

        Significant items included in "Other Income":

	2001	2000	1999
Trust fees	$2,297	$2,345	$1,665
Merchant fees	—	1,243	1,091
Other income	4,335	4,006	5,091

	$6,632	$7,594	$7,847

        Significant items included in "Other Expense":

	2001	2000	1999
Information technology services cost	$8,635	$1,777	$1,150
Postage and supplies	2,860	—	—
Professional services	4,540	3,102	3,185
Data processing expense	4,558	2,740	2,215
Other	13,830	15,869	16,897

	$34,423	$23,488	$23,447

(k) Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Valuation allowances are established for deferred tax assets unless it is more likely than not that such deferred tax assets will be realized. The effect on deferred tax assets and liabilities for subsequent changes in tax rates is recognized in the period that includes the tax rate change.

(l) Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits.

(m) Earnings Per Share

        Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share include the effects of all dilutive potential common shares outstanding during each period. The shares used in the calculation of basic and diluted income per share are shown below (in thousands):

	2001	2000	1999
Weighted average common shares outstanding	35,470	37,623	37,371
Stock options	50	30	158

	35,520	37,653	37,529

(2) Acquisitions

        During 2001, 2000, and 1999, the Company completed the following company and branch acquisitions:

Company	Date of acquisition	Total assets(1)	Method of accounting
Ott Financial Corporation	March 2001	$1	Purchase
Information Products, Inc.	April 2001	1	Purchase
North America Savings (Leawood, KS branch location)	July 2001	5	Purchase
Country Bancshares	March 2000	553	Pooling
American Bancshares	March 2000	472	Pooling
First Business Bancshares	March 2000	131	Pooling
Linn County Bank, LaCygne, Kansas	December 1999	52	Purchase
Regional Investment Co., Kansas City, Missouri	August 1999	58	Purchase
CompuNet Engineering, LLC, Lenexa, Kansas	March 1999	2	Purchase

(1)
Assets at acquisition date, in millions.

        Total consideration paid for the financial services companies acquired in 2001 using the purchase method aggregated $3,593,000. Operations of the companies acquired in 2001 have been included in consolidated net earnings of the Company since their date of acquisition with an insignificant effect on 2001 net earnings. During 2001, the Company entered into an agreement to purchase a deposit base of $51.0 million and physical assets at the North American Savings Bank branch location in Leawood, Kansas. The excess of cost over fair value of the underlying assets acquired was approximately $4.9 million.

        The Company issued 19,411,000 shares in connection with the acquisition of banks in 2000 using the pooling method. The Company's results of operations and financial position were restated for all periods prior to these acquisitions to include the acquired companies' operating results and financial condition as if they had been combined with the Company for all periods presented.

(3) Investment Securities

        The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities by major security category at December 31, 2001 and 2000 are as follows (in thousands):

	2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
U. S. treasury and agency securities	$56,497	$350	$54	$56,793
Obligations of states and political subdivisions	63,853	462	1,080	63,235
Mortgage-backed securities	395,842	2,740	1,370	397,212
Other	51,567	61	1,122	50,506

Total	$567,759	$3,613	$3,626	$567,746

Held-to-maturity:
Obligations of states and political subdivisions	$1,530	$20	$5	$1,545
Mortgage-backed securities	174	4	—	178
Other	12,660	103	619	12,144

Total	$14,364	$127	$624	$13,867

	2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
U. S. treasury and agency securities	$279,032	$2,000	$401	$280,631
Obligations of states and political subdivisions	59,625	2,819	33	62,411
Mortgage-backed securities	142,817	558	2,225	141,150
Other	35,502	12	1,383	34,131

Total	$516,976	$5,389	$4,042	$518,323

Held-to-maturity:
U. S. treasury and agency securities	$1,000	$1	—	$1,001
Obligations of states and political subdivisions	2,080	86	—	2,166
Mortgage-backed securities	1,313	1	38	1,276

Total	$4,393	$88	$38	$4,443

        The above table does not include trading securities.

        Other securities classified as available-for-sale consist primarily of restricted stock in the Federal Reserve Bank, Federal Home Loan Banks, Kansas Venture Capital Company that are required to be maintained by the Company, as well as certain other debt and equity securities.

        The amortized cost and estimated fair values of investment securities at December 31, 2001, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$400	$400	$37,429	$37,514
Due after one year through five years	699	707	42,148	42,226
Due after five years through ten years	1,661	1,658	30,271	29,910
Due after ten years	7,930	7,424	29,035	28,276
Mortgage-backed securities	174	178	395,842	397,212
Other	3,500	3,500	33,034	32,608

Total	$14,364	$13,867	$567,759	$567,746

        The following table presents proceeds from sale of securities and the components of net securities gains (in thousands):

	2001	2000
Proceeds from sales	$634,808	$155,381

Realized gains	$2,046	$387
Realized losses	(344)	(2,314)

Net realized gains (losses)	$1,702	$(1,927)

        The Company's trading securities consist of a segregated portfolio of equity securities purchased with the intent to actively manage and trade such securities.

        At December 31, 2001 and 2000, investment securities with fair values of approximately $322,254,000 and $328,708,000, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans

        Loans are summarized as follows (in thousands):

	2001	2000
Real estate—mortgage	$1,008,694	$769,118
Real estate—construction	203,785	188,118
Commercial	629,572	535,258
Agricultural	196,612	202,714
Consumer and other	112,407	116,879

	2,151,070	1,812,087
Allowance for loan losses	(26,097)	(26,180)

	$2,124,973	$1,785,907

        Loans made to directors and executive officers of Gold Banc and its subsidiaries were $41,162,000 and $29,960,000 at December 31, 2001 and 2000, respectively. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization. Changes in such loans for 2001 were as follows (in thousands):

Balance at December 31, 2000	$29,960
Additions	39,057
Amounts collected	(24,819)
Decrease due to change in director/officer status	(3,036)

Balance at December 31, 2001	$41,162

        Impaired loans include all nonaccrual loans and loans ninety days delinquent and still accruing interest. Impaired loans approximated $23,007,000 and $19,853,000 at December 31, 2001 and 2000, respectively. The interest income not recognized on impaired loans was approximately $1,955,000, $1,381,000, and $658,000 in 2001, 2000, and 1999, respectively.

        The following table shows the recorded investment in impaired loans, the amount of that recorded investment for which there is a related allowance for credit losses and the amount of that allowance, and the amount of that recorded investment for which there is no related allowance for credit losses as of December 31, 2001 (in thousands):

Impaired loans for which an allowance has been established	$23,007
Impaired loans for which no allowance has been established	—

Total recorded investment in impaired loans	$23,007

Allowance for loan losses allocated to impaired loans	$1,938

        The average balance of impaired loans for 2001 was $22,149,000 based on month-end balances. The net amount of interest recorded on such loans during their impairment period aggregated $344,000 in 2001.

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

        Activity in the allowance for loan losses during the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

	2001	2000	1999
Balance at beginning of year	$26,180	$26,038	$20,141
Allowance of acquired banks (purchase method)	—	—	2,126
Provision for loan losses	15,314	4,673	11,586
Charge-offs	(17,100)	(6,475)	(9,578)
Recoveries	1,703	1,944	1,763

Balance at end of year	$26,097	$26,180	$26,038

(5) Premises, Equipment, and Leases

        Premises and equipment are summarized as follows (in thousands):

	2001	2000
Land	$8,315	$5,313
Buildings and leasehold improvements	43,888	48,498
Furniture, fixtures, and equipment	37,144	26,796
Automobiles	976	374

	90,323	80,981
Accumulated depreciation	32,585	20,355

	$57,738	$60,626

        Depreciation expense totaled $5,853,000, $6,199,000, and $5,180,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

        The majority of the Company's operations are conducted in premises owned by the Company. In some cases, leases have been entered into for equipment and space with terms that generally do not exceed ten years. Following is a schedule, by year, of future minimum lease payments required under existing operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2001 (in thousands):

Year	Amount
2002	$1,746
2003	1,454
2004	1,258
2005	1,115
2006	318
Thereafter	1,766

Total minimum payments required	$7,657

        The Company records rent expense over the term of the lease. Rent expense amounted to approximately $1,454,000, $693,000, and $857,000 for the years ended December 31, 2001, 2000, and 1999, respectively, and is included in net occupancy expense in the accompanying consolidated statements of operations.

(6) Deposits

        Deposits are summarized as follows (in thousands):

	2001	2000
Demand:
Noninterest bearing	$263,296	$270,137

Interest-bearing:
NOW	318,411	287,583
Money market	283,785	258,577

	602,196	546,160
Total demand	865,492	816,297

Savings	126,394	108,225
Time	1,171,980	1,209,355

	$2,163,866	$2,133,877

        Time deposits include certificates of deposit of $100,000 and greater totaling $383,779,000 and $349,233,000 at December 31, 2001 and 2000, respectively.

        Principal maturities of time deposits at December 31, 2001 were as follows (in thousands):

Year	Amount
2002	$918,513
2003	185,274
2004	31,701
2005	22,355
2006	12,639
Thereafter	1,498

$1,171,980

(7) Securities Sold Under Agreements to Repurchase

        Data concerning securities sold under agreements to repurchase was as follows (in thousands):

	2001	2000
Average monthly balance during the year	$105,462	$76,987
Maximum month-end balance during the year	126,024	95,335

        At December 31, 2001, such agreements were secured by investment and mortgage-backed securities. Pledged securities are maintained by a safekeeping agent under the direction of the Company.

(8) Federal Funds Purchased and Other Short-Term Borrowings

        Following is a summary of federal funds purchased and other short-term borrowings at December 31, 2001 and 2000 (in thousands):

	2001	2000
Advances under a $25 million line of credit from LaSalle National Bank, interest at LIBOR plus 1.25%, maturing on July 1, 2002, secured by subsidiary stock	$—	$8,000
Notes payable, secured by certain trading securities, weighted average interest of 8.65% on margin account	—	3,090
Notes payable of Gold Banc Corporation, Inc. Employee Stock Ownership Plan, secured by Company stock	—	3,802
Federal Home Loan Bank (FHLB) advances secured by qualifying one-to-four family mortgage loans, weighted average interest of 6.32%	30,000	9,279
Federal funds purchased and other borrowings, weighted average interest rate of 3.58% at December 31, 2001	908	483

	$30,908	$24,654

(9) Long-Term Borrowings and Trust Preferred Debentures

        Following is a summary of long-term borrowings at December 31, 2001 and 2000 (in thousands):

	2001	2000
FHLB borrowings by subsidiary banks bearing weighted average fixed interest rates of 5.18% at December 31, 2001, secured by qualifying one-to-four family mortgage loans	$412,887	$190,383
Notes payable to former stockholders of acquired company, maturing August 2, 2002	—	4,080
Notes payable to former partners of acquired company at Gold Bank's floating prime rate, paid January 1, 2001 (9.50% as of December 31, 2000)	—	22
Notes payable of subsidiary to former stockholders of acquired company, interest rate of 8% at December 31, 2001, maturing October 1, 2002	40	76
Notes payable to Union Bank and Trust Company at a fixed interest rate, maturing October 17, 2006 (paid in 2001)	—	6,000
Note payable of Gold Banc Corporation, Inc. Employee Stock Ownership Plan, weighted average interest rate of 3.75% at December 31, 2001, secured by 769,944 shares of Company stock	3,440	—
Other	46	—

	$416,413	$200,561

        On November 28, 2001, the Company completed the issuance of $30.0 million in floating rate subordinated debt securities, due November 2031. Total expenses associated with the issuance approximated $910,000 and are included in other assets and are being amortized on a straight-line basis over the life of the subordinated debt.

        The subordinated debt securities accrue and pay interest semiannually at a rate of 5.75% for the six-month period ending June 28, 2002 and a variable rate, adjusted semiannually, based upon the six month LIBOR plus 3.75%, not to exceed 12.5% through December 2011.

        The Company has the right to redeem the subordinated debt securities on or after November 2011 at par value plus any accrued but unpaid interest.

        On December 15, 1997, GBCI Capital Trust (the Trust), a Delaware business trust formed by the Company, completed the sale of $28.7 million of 8.75% Preferred Securities. The trust used the net proceeds from the offering to purchase a like amount of 8.75% Junior Subordinated Deferrable Interest Debentures of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. Total expenses associated with the offering approximated $1.2 million and are included in "Other Assets" and are being amortized on a straight-line basis over the life of the debentures.

        On June 9, 1999, GBCI Capital Trust II (the Trust), a Delaware business trust formed by the Company, completed the sale of $37.6 million of 9.12% Preferred Securities. The Trust used the net proceeds from the offering to purchase a like amount of 9.12% Junior Subordinated Deferrable

Interest Debentures of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. Total expenses associated with the offering approximated $1.5 million and are included in "Other Assets" and are being amortized on a straight-line basis over the life of the debentures.

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

        On July 17, 1998, ABI Capital Trust (ABI), a Delaware business trust acquired by the Company in the American Bancshares, Inc. acquisition, completed the sale of $16.3 million of 8.50% Preferred Securities. ABI used the net proceeds from the offering to purchase a like amount of 8.50% Junior Subordinated Deferrable Interest Debentures of the Company. The Debentures are the sole assets of ABI and are eliminated, along with the related income statement effects, in the consolidated financial statements.

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

        Principal maturities of long-term borrowings, including preferred securities, at December 31, 2001 are as follows (in thousands):

Year	Amount
2002	$46,669
2003	917
2004	14,439
2005	40,898
2006	16,068
Thereafter	409,171

$528,162

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

(10) Consolidation/Repositioning/Pooling/Mortgage Subsidiary Closing Expense

        During 1999, the Company consolidated its Kansas banks into a single statewide organization, and during 2000, the Company consolidated its Oklahoma banks into a single statewide organization. The plan for the consolidation was formed with the intention to reposition the Company to improve service to its customers, achieve higher profitability, and enhance its visibility in each state.

        The plan primarily involved exiting certain duplicate branch banking facilities resulting in asset write-downs to estimated fair value, eliminating duplicate backroom functions, abandoning certain leases, and reducing the number of full-time employees. Accordingly, the Company recognized repositioning expenses of $4,024,000 in 2000 and $4,630,000 in 1999. Details of the Kansas and Oklahoma repositioning accrual are as follows (in thousands):

		2000			2001
	Accrued at December 31, 1999			Accrued at December 31, 2000			Accrued at December 31, 2001
		Expense	Paid		Expense	Paid
Salaries, benefits, and severance	$552	1,421	1,581	$392	—	215	$177
Asset and goodwill write-downs and lease abandonments	815	799	1,590	24	—	24	—
Other repositioning expenses	480	1,804	2,057	227	—	227	—

	$1,847	4,024	5,228	$643	—	466	$177

        During the first quarter of 2000, the Company acquired three financial institutions. Since these acquisitions were accounted for as pooling of interests, the expenses related to these acquisitions were charged to earnings in 2000. These expenses totaled $9.0 million and were primarily comprised of legal, accounting, severance, lease terminations, asset write-downs, and data processing conversions.

        During the fourth quarter of 2000, the Company announced it would close its separate mortgage banking subsidiary, Gold Banc Mortgage. As a result of this decision, the Company recorded expenses of $19.8 million in 2000. Details of the mortgage banking subsidiary closing accrual are as follows (in thousands):

		2000			2001
	Accrued at December 31, 1999			Accrued at December 31, 2000			Accrued at December 31, 2001
		Expense	Paid		Expense	Paid
Salaries, benefits, and severance	$—	480	139	$341	—	302	$39
Asset and goodwill write-downs and lease abandonments	—	14,783	14,530	253	(79)	174	—
Other closing expenses	—	4,540	3,047	1,493	(398)	1,095	—

	$—	19,803	17,716	$2,087	(477)	1,571	$39

        On August 13, 2001, a three person arbitration panel ruled in the Company's favor on its claims against Brad Ives, David Murrill, and Robert McGannon (the "sellers" of Regional Holding to Gold Bank in 1999), and denied all counterclaims that the sellers made against the Company. The panel canceled promissory notes to the former owners totaling $4,080,000, plus awarded monetary damages of $489,000. The award of $4,489,000 was recorded in the consolidated financial statements as a reduction of mortgage closing expenses during the three months ended September 30, 2001.

(11) Income Taxes

        Income tax expense (benefit) related to operations for 2001, 2000, and 1999 is summarized as follows (in thousands):

	Current	Deferred	Total
2001:
Federal	$4,502	$(807)	$3,695
State	1,866	(741)	1,125

	$6,368	$(1,548)	$4,820

2000:
Federal	$6,235	$(992)	$5,243
State	1,530	(1,498)	32

	$7,765	$(2,490)	$5,275

1999:
Federal	$9,261	$(2,723)	$6,538
State	1,408	(46)	1,362

	$10,669	$(2,769)	$7,900

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (in thousands):

	2001	2000
Deferred tax assets:
Allowance for loan losses	$9,399	$8,847
Unrealized loss on AFS securities	5	45
Repositioning costs	118	1,361
Net operating loss carryovers	33	837
Capital loss carryforward	3,614	—
Other	1,106	655

Total deferred tax assets	14,275	11,745

Deferred tax liabilities:
FHLB stock dividends	410	449
Premises and equipment	4,007	5,233
Deferred income	1,337	—
Other	1,903	953

Total deferred tax liabilities	7,657	6,635

Net deferred tax assets, included in "Other Assets"	$6,618	$5,110

        A valuation allowance for deferred tax assets was not necessary at December 31, 2001 or 2000 due to the Company's past and expected profitability. The net operating loss carryforward of an acquired business expires through 2018.

        A reconciliation of expected income tax expense, based on the statutory rate of 35% for 2001, 2000, and 1999, to actual tax expense for 2001, 2000, and 1999 is summarized as follows (in thousands):

	2001	2000	1999
Expected federal income tax expense	$10,210	$287	$7,936
Tax-exempt interest	(2,014)	(1,192)	(1,040)
State taxes, net of federal tax benefit	731	21	893
Goodwill amortization	534	768	578
Capital loss carryforward	(3,152)	—	—
Write-off of goodwill	(1,599)	4,671	—
Acquisition and pooling expenses	—	899	—
Other	110	(179)	(467)

	$4,820	$5,275	$7,900

(12) Employee Benefit Plans

        The Gold Banc Corporation, Inc. Employee Stock Ownership Plan (ESOP) was formed to acquire shares of Company common stock for the benefit of all eligible employees. During 1999, the ESOP borrowed $3,018,000 from an unaffiliated bank to purchase 277,200 shares of Company common stock.

At December 31, 2001 and 2000, respectively, the ESOP borrowings totaled $3,440,000 and $3,802,000 and were secured by 769,944 and 310,174 unallocated shares of Company common stock. The ESOP will repay the debt with contributions and dividends received from the Company. Accordingly, the Company has recorded the obligation with an offsetting amount of unearned compensation included in stockholders' equity in the accompanying consolidated balance sheets. The amount of annual contributions from the Company is determined by the Board of Directors. Contributions were approximately $968,000, $795,000, and $55,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The 2001 contribution was used to make principal payments of $362,000.

        The Company has a 401(k) savings plan for the benefit of all eligible employees. The Company matched 50% of employee contributions up to 5% of base compensation, subject to certain Internal Revenue Service limitations. Contributions charged to salaries and employee benefits expense were $648,000, $535,000, and $701,000 for 2001, 2000, and 1999, respectively.

        In 1996, the Company established a stock option plan. Under the stock option plan, options to acquire shares of the Company's common stock may be granted to certain officers, directors, and employees of the Company. The options will enable the recipient to purchase stock at an exercise price equal to or greater than the fair market value of the stock at the date of the grant. Those options vest at various annual rates and generally expire ten years from the grant date. A summary of stock option activity is as follows:

	2001		2000		1999
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	953,712	$8.09	806,287	$8.71	627,309	$5.94
Granted	249,000	7.21	235,920	6.08	261,266	9.83
Forfeited	(2,529)	10.85	(68,746)	3.53	(17,932)	6.09
Exercised	(66,174)	5.16	(19,749)	9.72	(64,356)	7.44

Outstanding at end of year	1,134,009	8.00	953,712	8.09	806,287	8.71

Options exercisable at year-end	610,269	$7.48	569,152	$6.83	514,786	$5.30

        The following table summarizes information about the Plans' stock options at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.21	12,426	9.00	$2.21	12,426	$2.21
3.79-4.56	25,568	8.71	3.95	16,568	3.79
4.88-5.25	220,118	6.29	5.12	217,618	5.12
6.58-8.00	574,797	8.41	7.10	209,297	6.88
8.75-9.94	21,000	7.65	9.32	4,200	9.32
12.13-13.25	275,100	6.46	12.54	148,160	12.44
15.75-18.38	5,000	6.08	17.06	2,000	17.07

$2.21-18.38	1,134,009	7.52	$8.00	610,269	$7.48

        The Company does not record compensation expense related to its stock option plan in the accompanying consolidated financial statements. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date, the Company's net earnings and diluted earnings per share would have been reduced to the pro forma amounts shown below:

	2001	2000	1999
Net income (loss):
As reported	$24,353	$(4,454)	$14,775
Pro forma	24,191	(4,605)	14,210
Basic income (loss) per share:
As reported	0.69	(0.12)	0.39
Pro forma	0.68	(0.12)	0.38
Diluted income (loss) per share:
As reported	0.69	(0.12)	0.39
Pro forma	0.68	(0.12)	0.38

        Below are the fair values of options granted using an option pricing model and the model assumptions:

	2001	2000	1999
Weighted per share average fair value at grant date	$3.24	$1.54	$6.43
Assumptions:
Dividend yield	1.13%	8.45%	1.00%
Volatility	31.02%	46.40%	27.51%
Risk-free interest rate	5.14%	6.50%	7.00%
Expected life	10	10	10

(13) Financial Instruments With Off-Balance Sheet Risk

        Financial instruments, which represent off-balance sheet credit risk, consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $642,159,000 at December 31, 2001. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

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

(14) Disclosures About the Fair Value of Financial Instruments

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

        The estimated fair value of the Company's financial instruments is as follows (in thousands):

	2001		2000
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and cash equivalents	$73,773	$73,773	$118,891	$118,891
Investment securities	588,844	588,347	525,981	526,031
Mortgage and student loans held for sale	11,335	11,335	134,081	134,081
Loans	2,124,973	2,171,926	1,785,907	1,781,114
Deposits	2,163,866	2,200,438	2,133,877	2,133,877
Securities sold under agreements to repurchase	103,672	103,672	78,975	78,975
Federal funds purchased, and other short-term borrowings	30,908	30,908	24,654	24,654
Long-term borrowings	528,162	536,158	283,110	287,584

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  •
  Cash and cash equivalents—The carrying amounts of cash and due from banks, federal funds sold, and interest-bearing deposits approximate fair value. Federal funds sold generally mature in ninety days or less.
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
  •
  Loans—For certain homogenous categories of loans, such as some Small Business Administration guaranteed loans, student loans, residential mortgages, and consumer loans, fair value is estimated using quoted market prices for similar loans or securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
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
  •
  Long-term borrowings—The fair value of long-term debt is estimated using discounted cash flow analyses based on the Company's and subsidiaries' current incremental borrowing rates for similar types of borrowing arrangements.

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

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

(15) Capital Adequacy

        Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below on a consolidated basis, dollars in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. At December 31, 2001 and 2000, total risk-based and Tier 1 capital includes approximately $55,173,000 of Trust Preferred Debentures which is permitted under regulatory guidelines. Management believes, as of December 31, 2001, that the Company meets all capital adequacy requirements to which it is subject.

	(Dollars in thousands)
	2001 Actual			2000 Actual
			Minimum required (A)			Minimum required (A)
	Amount	Ratio		Amount	Ratio
Total capital (to risk-weighted assets):
Gold Banc Corporation	$264,743	11.41%	$185,683	242,512	11.41%	$170,080
Gold Bank—Oklahoma	70,168	10.13	55,390	70,913	10.94	51,842
American Bank	42,682	11.08	30,828	39,199	11.53	27,205
Gold Bank—Kansas	124,472	10.14	98,179	121,049	11.85	81,717
Tier 1 capital (to risk-weighted assets):
Gold Banc Corporation	$182,117	7.85%	$92,841	189,618	8.92%	$85,040
Gold Bank—Oklahoma	61,723	8.91	27,695	62,791	9.69	25,921
American Bank	38,809	10.07	15,414	36,842	10.83	13,603
Gold Bank—Kansas	111,494	9.08	49,089	109,537	10.72	40,858
Tier 1 capital (to adjusted quarterly average assets) (leverage ratio):
Gold Banc Corporation	$182,117	6.27%	$116,235	189,618	7.16%	$106,003
Gold Bank—Oklahoma	61,723	7.05	35,007	62,791	7.47	33,626
American Bank	38,809	6.87	22,588	36,842	7.56	19,487
Gold Bank—Kansas	111,494	7.62	58,537	109,537	8.24	53,150

(A)
Dollar amount required to meet guidelines for adequately capitalized institutions.

(16) Parent Company Condensed Financial Statements

        Following is condensed financial information of the Company as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 (in thousands):

Condensed Balance Sheets
December 31, 2001 and 2000

	2001	2000
Assets
Cash	$376	$2,188
Investment securities	936	1,230
Investment in subsidiaries	257,295	239,237
Other	9,352	11,284

Total assets	$267,959	$253,939

Liabilities and Stockholders' Equity
Guaranteed preferred beneficial interests in Company debentures	$96,300	$66,300
Borrowings	4,701	17,933
Other	1,313	460
Stockholders' equity	165,645	169,246

Total liabilities and stockholders' equity	$267,959	$253,939

Condensed Statements of Operations
Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Dividends from subsidiaries	$15,927	$38,018	$3,500
Management fees from subsidiaries	3,940	2,321	—
Interest income	364	291	584
Unrealized gain (losses) on trading securities	15	(49)	(79)
Other income (expense), net	(15,018)	(13,357)	(11,490)

Income (loss) before equity in undistributed earnings of subsidiaries	5,228	27,224	(7,485)
Equity in undistributed earnings (loss) of subsidiaries	15,397	(35,980)	18,331

Earnings (loss) before income tax (benefit)	20,625	(8,756)	10,846
Income tax (benefit)	(3,728)	(4,302)	(3,929)

Net earnings (loss)	$24,353	$(4,454)	$14,775

Condensed Statements of Cash Flows
Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net earnings (loss)	$24,353	$(4,454)	$14,775
Equity in undistributed (earnings) loss of subsidiaries	(15,397)	35,980	(18,331)
Extinguishment of debt	(4,080)	—	—
Net change in trading securities	20	45	919
Other	2,801	(7,470)	101

Net cash provided by (used in) operating activities	7,697	24,101	(2,536)

Cash flows from investing activities:
Net change in available-for-sale securities	274	1,542	3
Net change in loans	150	1,324	(2,824)
Net additions to premises and equipment	(166)	(875)	655
Capital contributions to subsidiaries	(3,505)	(24,724)	(15,478)
Cash paid for acquisitions	—	—	(18,717)

Net cash used in investing activities	(3,247)	(22,733)	(36,361)

Cash flows from financing activities:
Net change in borrowings	(8,790)	3,627	6,220
Purchase of treasury stock	(25,140)	(5,795)	—
Proceeds from the issuance of common stock	498	70	220
Proceeds from issuance of guaranteed preferred beneficial interest in Company debentures	30,000	—	37,550
Payment of dividends	(2,830)	(2,566)	(1,374)

Net cash provided by (used in) financing activities	(6,262)	(4,664)	42,616

Net increase (decrease) in cash	(1,812)	(3,296)	3,719

Cash at beginning of year	2,188	5,484	1,765

Cash at end of year	$376	$2,188	$5,484

        The primary source of funds available to the Company is the payment of dividends by the subsidiaries and borrowings. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 2001, the subsidiaries could pay dividends of $28,303,000 without prior regulatory approval.

(17) Litigation

        The following legal proceedings all relate to the Company's acquisition of Regional Holding Company, Inc. ("Regional Holding") in 1999.

        The Company prosecuted a claim against Brad D. Ives, David W. Murrill, and Robert E. McGannon (collectively, the "Respondents" or the "Sellers"), which was filed before the American Arbitration Association ("AAA") in June 2000. The Company purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999, for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the "Stock Purchase Agreement"), between the Company, Regional Holding, and the Respondents (the "Regional Acquisition"). The Company asserted a claim against Respondents for breach of the representations and warranties made in the Stock Purchase Agreement. Respondents asserted a counterclaim for breach of certain promissory notes issued by the Company to Respondents as part of the acquisition, seeking a principal amount of $4.08 million plus interest. Respondents also counterclaimed for declaratory judgment related to the Company's set-off of its claim against the notes, and for fraud in connection with amendments to the notes, Respondents' employment agreements, and the Stock Purchase Agreement undertaken in December 1999.

        The Company also gave Respondents notice invoking an alternative dispute resolution ("ADR") provision of the Stock Purchase Agreement over the application of accounting principles generally accepted in the United States of America to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. The Company demanded that Respondents join in submitting the dispute to Ernst & Young, LLP, as set forth in the Stock Purchase Agreement. Respondents disputed the timeliness of the demand, and asked the AAA Panel to declare that the Company had not timely invoked the procedure.

        The Company obtained an award in its favor after an arbitration hearing held July 2001. A three-person AAA Panel (the "Panel") made an award in favor of the Company canceling the $4,080,000 promissory notes from the Company to Respondents, and awarding the Company additional damages of $489,000 against Respondents. In addition, the Panel ruled in favor of the Company on all of Respondents' counterclaims. The Panel denied a request for costs and fees, and denied a motion by one of the Respondents to reallocate or amend the award. As a result of the Panel's ruling, the Company recorded the cancellation of the notes payable and the monetary award as a reduction of other expense in the third quarter of 2001. With respect to the accounting dispute, the Panel ruled in favor of the Company, ordering the parties to submit the matter in accordance with the contract procedures. It has not yet been submitted to Ernst & Young, LLP for decision.

Civil Court Challenges of Arbitration Award

        On November 9, 2001, Ives and Murrill filed a Petition to Vacate or Modify Arbitration Award in Jackson County, Missouri District Court. On November 13, 2001, McGannon, who now is represented by separate counsel from the other two Sellers, filed a virtually identical Petition to Vacate or Modify Arbitration Award, also in Jackson County. The Petitions seek to have the court set aside the Panel's award on the grounds that the Panel exceeded its authority and/or violated the Sellers' due process rights in making the award. The Company answered the Petitions and asserted counterclaims on December 3, 2001. The Company's counterclaim seeks confirmation of the arbitration award, interest on the award from August 31, 2001 until the final judgment, and its fees and costs incurred in defending this challenge. Ives and Murrill replied to the Company's counterclaim on December 10, 2001. McGannon filed his reply on December 28, 2001. The Company filed motions for summary judgment on January 8, 2002. The Company considers its position in these cases to be strong.

Civil Fraud and Employment Claims Suit

        Brad D. Ives, David W. Murrill, and Robert E. McGannon (collectively, the "Plaintiffs" in this proceeding and the "Respondents" in the arbitration proceeding), filed a civil case on September 5, 2000 against Gold Banc Mortgage, Inc. ("GBMI"), Michael Gullion, and Jerry Bengtson ("Defendants") in the Circuit Court of Jackson County, Missouri. As subsequently amended, Plaintiffs in the Jackson County case allege three counts: (1) that (similar to their fraud claim in the arbitration proceeding) in December 1999, Defendants fraudulently induced Plaintiffs to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages; (2) that McGannon is entitled to declaratory judgment that his placement on administrative leave for a period of time during the arbitration was a constructive termination under his employment agreement entitling him to certain rights; and (3) that GBMI breached Ives' employment agreement when it changed his termination to "for cause" in 2001 based on evidence acquired subsequent to his original termination in 2000 "without cause," allegedly entitling Ives to payment of employment payments and benefits he otherwise would have received. Defendants have answered, denying the claims against them and asserting affirmative defenses. In light of the result in the Regional Arbitration, Defendants believe that their defenses to the fraud claim are strong and that the Plaintiffs' fraud claim is without merit.

Second Regional Arbitration

        The Company filed a second arbitration claim against the Sellers before the American Arbitration Association on January 11, 2001. The Company has asserted (i) a contractual claim against Respondents for additional breaches of the representations and warranties made in the Stock Purchase Agreement related to the Regional Acquisition, and (ii) an indemnification claim for litigation expenses and other specified damages incurred by the Company after the closing date of the Regional Acquisition related to acts, or omissions, that occurred prior to the closing date of the Regional Acquisition. These breaches of representations and warranties and claims for indemnification arose, or were discovered, after the First Arbitration was filed, and were not litigated or decided in the prior proceeding. The Company seeks damages in the amount of $616,594.25 and its attorneys' fees. In the arbitration proceeding, Respondents also asserted a counterclaim for fraud against Gold Banc making unspecified claims that Gold Banc failed to disclose material information and made misrepresentations in connection with the issuance of the Notes as amended in December 1999. The Respondents have prayed for compensatory monetary damages and punitive damages with respect to the fraud claim. Gold Banc denies Respondents' fraud claim, and asserts affirmative defenses.

        As of December 31, 2001, the Company has not recorded any liability associated with these cases.

(18) Subsequent Event

        On January 2, 2002, the Company announced the completion of purchase and assumption agreements for the sale of four Kansas branch locations. The Company has reached agreement with the Bank of Oberlin, Kansas for the purchase of the Colby, Oberlin, and Norcatur, Kansas branch locations, and also reached agreement with Stockgrowers State Bank of Maple Hill, Kansas for the purchase of the Alma, Kansas branch location. The sales are expected to be finalized in March 2002, pending regulatory approval.

ITEM 9.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                The information required by this Item concerning our directors is incorporated herein by reference from the information under the caption "Election of Directors" in our definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 24, 2002, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

        The information required by this Item concerning our executive officers is incorporated herein by reference from the information under the caption "Our Executive Officers" in Item 1 of this Form 10-K.

        The information required by this Item concerning our beneficial ownership reporting compliance is incorporated herein by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 24, 2002 to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

                                The information required by this Item is incorporated herein by reference from the information under the caption "Compensation of Executives" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 24, 2001, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                The information required by this Item is incorporated herein by reference from the information under the caption "Certain Beneficial Ownership of the Company's Commons Stock" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 24, 2002, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                The information required by this Item is incorporated herein by reference from the information under the caption "Certain Related Transactions" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 24, 2002, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)
  Exhibits, Financial Statements and Financial Statement Schedules:

1.
Financial Statements:

        The following consolidated financial statements of our Company and reports of our Company's independent auditors are filed herewith.

    Independent Auditors' Report.

    Consolidated Balance Sheets as of December 31, 2001 and 2000.

    Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999.

    Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

    Notes to Consolidated Financial Statements.

2.
Financial Statement Schedules:

        The following financial statement schedules of our Company, if any, are filed herewith:

    [Identify schedules, if any, or indicate "None"]

3.
Exhibits:

3.1	Restated Articles of Incorporation of Gold Banc. (Previously filed as Exhibit 3.(A) to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
3.2	Certificate of Amendment to Restated Articles of Incorporation. (Previously filed as Exhibit 3.(A) (I) to our Registration Statement on Form S-4 No. 333-28563 and the same is incorporated herein by reference.)
3.3	Amended and Restated Bylaws of Gold Banc. (Previously filed as Exhibit 3.3 to our Registration Statement on Form S-4 No. 333-91559 and the same is incorporated herein by reference.)
4.1	Form of Common Stock Certificate. (Previously filed as Exhibit 4 to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
4.2	Rights Agreement dated October 13, 1999, between Gold Banc and American Stock Transfer and Trust, as Rights Agent. (Previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed October 15, 1999 and the same is incorporated herein by reference.)
9.1	Proxy Agreement/Stockholder Agreement between Michael W. Gullion and William Wallman, dated as of September 15, 1996. (Previously filed as Exhibit 9.A to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
9.2	Proxy Agreement/Stockholder Agreement between Michael W. Gullion and William F. Wright, and Allen D. Petersen dated as of September 15, 1996. (Previously filed as Exhibit 9.B to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
9.3	Accession of The Lifeboat Foundation to the Proxy Agreement/Stockholder Agreement among Michael W. Gullion, William F. Wright, and Allen D. Petersen, dated May 28, 1997. (Previously filed as Exhibit 9.(C) to our Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)

9.4	Addendum to Proxy/Shareholder Agreement between Michael W. Gullion and William Wallman dated as of February 10, 1999. (Previously filed as Exhibit 9.(D) to our Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)
9.5	Addendum to Proxy/Shareholder Agreement among Michael W. Gullion, Allen D. Peterson, William F. Wright and The Lifeboat Foundation, dated as of February 10, 1999. (Previously filed as Exhibit 9.(C) to our Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)
10.1	Amended and Restated Employment Agreement between Gold Banc and Michael W. Gullion dated January 1, 2000. *
10.2	Amended and Restated Employment Agreement between Gold Banc and Malcolm, M. Aslin dated January 1, 2000. *
10.3	Employment Agreement between Gold Banc and Keith E. Bouchey. (Previously filed as Exhibit 10.(B) to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)*
10.4	Employment Agreement between Gold Banc, CompuNet Engineering, Inc., and Joseph F. Smith. (Previously filed as Exhibit 10. (E) to our Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)*
10.5	Intentionally omitted.
10.6	Gold Banc Corporation, Inc. 1996 Equity Compensation Plan. (Previously filed as Exhibit 10. (C) to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
10.7	Form of Tax Sharing Agreements between Gold Banc and Gold Banc's Subsidiaries. (Previously filed as Exhibit 10. (E) to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
10.8	Form of Federal Home Loan Bank Credit Agreement to which each of Gold Banc's banking subsidiaries is a party. (Previously filed as Exhibit 10. (F) to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)
10.9	Form of Junior Subordinated Indenture between Gold Banc and Bankers Trust Company as Trustee relating to GBCI Capital Trust. (Previously filed as Exhibit 4. (A) to our Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)
10.10	Intentionally omitted.
10.11	Form of Amended and Restated Trust Agreement among Gold Banc, Bankers Trust Company, as Property Trustee, Bankers Trust (Delaware), as Delaware Trustee and various holders of Trust Securities relating to GBCI Capital Trust. (Previously filed as Exhibit 4. (B) to our Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)
10.12	Form of Guaranty Agreement between Gold Banc, as Guarantor, and Bankers Trust Company, as Trustee relating to GBCI Capital Trust. (Previously filed as Exhibit 4. (C) to our Registration Statement on Form SB-2 No. 333-39849 and the same is incorporated herein by reference.)

10.13	Form of Junior Subordinated Indenture between Gold Banc and Bankers Trust Company as Trustee relating to GBCI Capital Trust II. (Previously filed as Exhibit 4. (A) to our Registration Statement on Form S-3 No. 333-76623 and the same is incorporated herein by reference.)
10.14	Intentionally omitted.
10.15	Form of Amended and Restated Trust Agreement between Gold Banc, Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, relating to GBCI Capital Trust II. (Previously filed as Exhibit 4. (C) to our Registration Statement on Form S-3 No. 333-76623 and the same is incorporated herein by reference.)
10.16	Form of Guarantee Agreement between Gold Banc, as Guarantor, and Bankers Trust Company, as Trustee, relating to GBCI Capital Trust II. (Previously filed as Exhibit 4. (E) to our Registration Statement on Form S-3 No. 333-76623 and the same is incorporated herein by reference.)
10.17	Intentionally omitted.
10.18	Registration Rights Agreement among Gold Banc, Daniel Buford, Sam Buford, Sharon Buford, Stephen Buford, Dillard Enterprises, L.L.C., Eric M. Bohne Revocable Family Trust #1, and Eric M. Bohne Revocable Family Trust #2, dated as of December 10, 1998. (Previously filed as Exhibit 10. (M) to our Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)
10.19	Assignment and Assumption of Rights, Duties, and Obligations of Guarantor under the Amended and Restated Guarantee Agreement, dated March 20, 2000, among American Bancshares, Inc. and Gold Banc Acquisition Corporation XI, Inc. (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.20	Assignment and Assumption of Rights, Duties, and Obligations of Depositor under the Amended and Restated Trust Agreement, dated March 20, 2000, among American Bancshares, Inc. and Gold Banc Acquisition Corporation XI, Inc. (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.21	First Supplemental Indenture dated as of March 20, 2000 to Junior Subordinated Indenture dated as of July 7, 1998, by Gold Banc Acquisition Corporation XI, Inc. as successor by merger to American Bancshares, Inc. (Previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.22	Resignation of Administrator of ABI Capital Trust, dated March 20, 2000, by Brian M. Watterson. (Previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.23	Resignation of Administrator of ABI Capital Trust, dated March 20, 2000, by Jerry L. Neff. (Previously filed as Exhibit 10.5 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.24	Appointment of Administrators of ABI Capital Trust, dated March 20, 2000, by Keith E. Bouchey. (Previously filed as Exhibit 10.6 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)

10.25	Appointment of Administrators of ABI Capital Trust, dated March 20, 2000, by Steven E. Rector. (Previously filed as Exhibit 10.7 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
10.26	Form of Junior Subordinated Indenture between American Bancshares, Inc. and Bankers Trust Company as Trustee relating to ABI Capital Trust. (Previously filed as Exhibit 4.1 to ABI Capital Trust's Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)
10.27	Form of Trust Agreement between American Bancshares, Inc. and Bankers Trust (Delaware) as Trustee relating to ABI Capital Trust. (Previously filed as Exhibit 4.3 to ABI Capital Trust's Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)
10.28	Form of Amended and Restated Trust Agreement between American Bancshares, Inc., Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, relating to ABI Capital Trust. (Previously filed as Exhibit 4.4 to ABI Capital Trust's Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)
10.29	Form of Amended and Restated Guarantee Agreement between American Bancshares, Inc., as Guarantor, and Bankers Trust Company, as Trustee, relating to ABI Capital Trust. (Previously filed as Exhibit 4.6 to ABI Capital Trust's Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)
10.30	1994 Key Employer Stock Option Plan. (Previously filed as Exhibit 4.3 to our Registration Statement on Form S-8 No. 333-34152 and the same is incorporated herein by reference).
10.31	Incentive Stock Option Plan, dated May 28, 1996, and Form of Incentive Stock Option Agreement. (Previously filed as Exhibit 10.9 to the American Bancshares, Inc. Annual Report on Form 10-KSB filed on March 31, 1997, and the same is incorporated herein by reference).
10.32	1999 Stock Option and Equity Incentive Plan, dated March 22, 1999. (Previously filed as Exhibit A to the American BancShares, Inc. Proxy Statement filed April 12, 1999, and the same is incorporated herein by reference).
10.33	Indenture, dated as of November 28, 2001, by Gold Banc, as Issuer, to WilmWilmington Trust Company, as Trustee, Paying Agent, Calculation Agent and SecurSecurities Registrar.
10.34	Subordinated Debt Securities Subscription Agreement, dated November 14, 2001, between Gold Banc and MM Community Funding II, Ltd.
10.35	Placement Agreement for $30,000,000 Floating Rate Subordinated Debt Securities, dated November 14, 2001, between Gold Banc and Sandler O'Neill & Partners, L. P.
21.1	List of Subsidiaries of Gold Banc.
23.1	Consent of KPMG.

*
Management contracts or compensating plans or arrangements required to be identified by Item 14(a).

(b)
Reports on Form 8-K

        We filed the following Current Reports on Form 8-K during the fourth quarter of 2001 and early 2002:

  •
  Form 8-K filed January 3, 2002, reporting on a press release we issued on January 2, 2002, announcing the completion of purchase and assumption agreements for the sale of four Gold Bank-Kansas branch locations.

(c)
Exhibits.

        See exhibits identified above under Item 14(a)3.

(d)
Financial Statement Schedules.

        See financial statement schedules identified above under Item 14(a)2, if any.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BANC CORPORATION, INC. (Registrant)
By:	/s/ MICHAEL W. GULLION Michael W. Gullion Chief Executive Officer

        Dated: March 23, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ MICHAEL W. GULLION Michael W. Gullion	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 23, 2002
/s/ MALCOLM M. ASLIN Malcolm M. Aslin	Director, President and Chief Operating Officer	March 23, 2002
/s/ RICK J. TREMBLAY Rick J. Tremblay	Chief Financial Officer	March 23, 2002
/s/ E. MILES PRENTICE III E. Miles Prentice III	Director	March 23, 2002
/s/ WILLIAM F. WRIGHT William F. Wright	Director	March 23, 2002
/s/ ALLEN D. PETERSEN Allen D. Petersen	Director	March 23, 2002
/s/ WILLIAM R. HAGMAN, JR. William R. Hagman, Jr.	Director	March 23, 2002
/s/ J. PATRICK CURRAN J. Patrick Curran	Director	March 23, 2002
/s/ DONALD C. MCNEILL Donald C. McNeill	Director	March 23, 2002

/s/ J. GARY RUSS J. Gary Russ	Director	March 23, 2002
/s/ WILLIAM RANDON William Randon	Director	March 23, 2002

QuickLinks

PART I
  ITEM 1. BUSINESS
THE COMPANY AND SUBSIDIARIES
BUSINESS
SUPERVISION AND REGULATION
PART II
Market Price
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Assets
Liabilities and Stockholders' Equity
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income Years ended December 31, 2001, 2000, and 1999 (Dollars in thousands)
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2001, 2000, and 1999 (Dollars in thousands)
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000
Condensed Balance Sheets December 31, 2001 and 2000
PART III
PART IV
SIGNATURES
INDEX