Form 10-Q
period 2002-03-31
GOLD BANC CORP INC
filed 2002-05-15
CIK 1015610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  ☐    No  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at April 30, 2002
Common Stock, $1.00 par value	33,986,992

GOLD BANC CORPORATION, INC.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2001

PART I
FINANCIAL INFORMATION
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(unaudited)

	Mar. 31, 2002	Dec. 31, 2001
Assets
Cash and due from banks	$66,784	$73,675
Federal funds sold and interest-bearing deposits	56,393	98

Total cash and cash equivalents	123,177	73,773

Investment securities:
Available-for-sale	546,554	567,746
Held-to-maturity	23,466	14,364
Trading	2,763	6,734

Total investment securities	572,783	588,844

Mortgage loans held for sale, net	39,500	11,335
Loans, net	2,277,470	2,124,973
Premises and equipment, net	67,730	57,738
Goodwill, net	34,610	34,610
Intangible assets	3,983	4,110
Cash surrender value of bank owned life insurance	54,141	53,038
Accrued interest and other assets	61,773	68,051

Total assets	$3,235,167	$3,016,472

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$2,380,331	$2,163,866
Securities sold under agreements to repurchase	104,498	103,672
Federal funds purchased and other short-term borrowings	1,083	30,908
Guaranteed preferred beneficial interests in Company's debentures	111,749	111,749
Long-term borrowings	447,626	416,413
Accrued interest and other liabilities	26,622	24,219

Total liabilities	3,071,909	2,850,827

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized 38,404,002 issued at March 31, 2002 and 38,352,074 issued at December 31, 2001	38,404	38,352
Additional paid-in capital	76,011	75,955
Retained earnings	90,957	85,721
Accumulated other comprehensive income (loss), net	(204)	(8)
Unearned compensation	(8,790)	(3,440)

	196,378	196,580
Less treasury stock—4,721,510 shares at March 31, 2002 and 4,417,010 shares at December 31, 2001	(33,120)	(30,935)

Total stockholders' equity	163,258	165,645

Total liabilities and stockholders' equity	$3,235,167	$3,016,472

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For The Three Months Ended
(In thousands, except per share data)
(unaudited)

	Mar. 31, 2002	Mar. 31, 2001
Interest Income:
Loans, including fees	$39,035	$44,144
Investment securities	8,337	7,131
Other	595	1,711

	47,967	52,986

Interest Expense:
Deposits	15,397	24,324
Borrowings and other	8,441	6,403

	23,838	30,727

Net interest income	24,129	22,259

Provision for loan losses	5,035	2,545

Net interest income after provision for loan losses	19,094	19,714

Other income:
Service fees	3,970	2,595
Investment trading fees and commissions	1,396	1,467
Net gains on sale of mortgage loans	696	870
Net securities gains	534	979
Information technology services	4,876	1,393
Other	2,354	2,708

	13,826	10,012

Other expense:
Salaries and employee benefits	11,948	10,605
Net occupancy expense	1,478	1,464
Depreciation expense	1,509	1,548
Goodwill amortization expense	—	530
Information technology services	3,171	795
Other	6,694	5,480

	24,800	20,422

Earnings before income tax	8,120	9,304
Income tax expense	2,113	3,334

Net earnings	$6,007	$5,970

Net earnings per share—basic and diluted	$.18	$.16

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Period ended March 31, 2002 and December 31, 2001
(Dollars in thousands)

	Preferred stock	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total
Balance at December 31, 2000	—	38,286	75,523	64,198	836	(3,802)	(5,795)	162,246
Net income for 2001	—	—	—	5,970	—	—	—	5,970
Change in unrealized gain on available-for-sale securities	—	—	—	—	519	—	—	519

Total comprehensive income for 2001	—	—	—	5,970	519	—	—	6,489
Exercise of 36,887 stock options	—	37	173	—	—	—	—	210
Purchase of 874,000 shares of treasury stock	—	—	—	—	—	—	(5,397)	(5,397)
Decrease in unearned compensation	—	—	—	—	—	—	—	—
Dividends paid ($0.02 per common share)	—	—	—	(735)	—	—	—	(735)

Balance at March 31, 2001	—	38,323	75,696	69,433	1,355	(3,802)	(11,192)	169,813
Balance at December 31, 2001	—	38,352	75,955	85,721	(8)	(3,440)	(30,935)	165,645
Net earnings for 2002	—	—	—	6,007	—	—	—	6,007
Change in unrealized gain on available-for-sale securities	—	—	—	—	(196)	—	—	(196)

Total comprehensive income for 2001	—	—	—	6,007	(196)	—	—	5,811
Exercise of 51,927 stock options	—	52	56	—	—	—	—	108
Purchase of 304,500 shares of treasury stock	—	—	—	—	—	—	(2,185)	(2,185)
Decrease in unearned compensation	—	—	—	—	—	(5,350)	—	(5,350)
Dividends paid ($0.08 per common share)	—	—	—	(771)	—	—	—	(771)

Balance at December 31, 2001	$—	38,404	76,011	90,957	(204)	(8,790)	(33,120)	163,258

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended
(In thousands)
(unaudited)

	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net Earnings	$6,007	$5,970
Adjustments to reconcile net earnings to net cash provided by (used in)
Operating activities, net of purchase acquisitions:
Provision for loan losses		2,545
(Gains) on sales of securities	(534)	(979)
Amortization of investment securities' premiums, net of accretion	(19)	(136)
Depreciation	1,509	1,548
Amortization of intangible assets	127	—
Amortization of goodwill	—	530
(Gain) on sale of mortgage loans, net	(696)	(870)
Bank owned life insurance	(1,103)	—
Net (increase) decrease in trading securities	3,971	1,548
Proceeds from sale of loans held for sale	28,058	58,522
Origination of loans held for sale, net of repayments	(55,623)	(17,862)
Other changes:
Accrued interest receivable and other assets	6,278	7,034
Accrued interest payable and other liabilities	2,704	(548)

Net cash provided by (used in) operating activities	(4,286)	57,312

Cash flows from investing activities:
Net increase in loans	(157,532)	(35,642)
Principal collections and proceeds from maturities of held-to-maturity securities	200	1,179
Principal collections and proceeds from sales and maturities of available-for-sale securities	232,646	215,424
Purchases of available-for-sale securities	(211,527)	(174,423)
Purchases of held-to-maturity securities	(9,306)	—
Net additions to premises and equipment	(11,501)	(605)
Proceeds from sale of other assets	—	—
Cash paid, net of cash received, in purchase acquisition	—	(2,490)

Net cash provided by (used) in investing activities	(157,020)	3,443

Cash flows from financing activities:
Increase (decrease) in deposits	216,465	(32,345)
Net increase (decrease) in short-term borrowings	(28,999)	36,146
Proceeds From FHLB & long-term borrowings	25,863	—
Payment on FHLB & long-term borrowings	—	(27,298)
Proceeds from issuance of common stock	241	210
Purchase of treasury stock	(2,185)	(5,397)
Dividends paid	(675)	(735)

Net cash provided by (used) in financing activities	210,710	(29,419)

Increase (decrease) in cash and cash equivalents	49,404	31,336
Cash and cash equivalents, beginning of period	73,773	118,891

Cash and cash equivalents, end of period	$123,177	$150,227

Supplemental schedule of non-cash activities:
Non-cash investing activities related to the securitization of loans held for sale:
Increase in investment securities	—	$27,733
Decrease in mortgage loans held for sale	—	27,733
Non-cash activities related to purchase acquisitions:
Increase in land, buildings, and equipment	—	$38
Increase in other assets	—	1,600
Increase in other liabilities	—	17
Increase in trading securities	—	835
Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	24,071	31,973
Cash paid for Income Taxes	1,717	2,734

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Basis of presentation.

        The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2001 Annual Report on Form 10-K.

        The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated.

        The consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position and results of its operations and its cash flows for those periods. The Consolidated Statement of Earnings for the three months ended March 31, 2002 is not necessarily indicative of the results to be expected for the entire year.

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

        The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 2002 and 2001 are shown below (in thousands):

	2002	2001
Weighted average common shares outstanding	33,733	37,000
Stock options	65	38

Weighted average common shares and Common share equivalents outstanding	33,798	37,038
3.
Intangible Assets and Goodwill

        The following table presents information about the Company's intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

	March 31, 2002		March 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Core deposit premium	$4,900	$917	$—	$—

Total	$4,900	$917	$—	$—
Aggregate amortization expense for the Three-months ended		$127		$—

Estimated amortization expense for the Years ended:

2002	$277,085
2003	$277,085
2004	$277,085
2005	$277,085
2006	$277,085

        As required by SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. The following tables compare results of operations as if no goodwill amortization had been recorded in 2001.

	For the Three Months Ended March 31
	2002	2001
	(In thousands except per share data)
Reported net income	$6,007	5,970
Add back goodwill amortization	—	530

Adjusted net income	$6,007	$6,500
Basic earnings per share:
Reported net income	$0.18	$0.16
Add back goodwill amortization	—	0.01

Adjusted net income	$0.18	$0.17
Diluted earnings per share
Reported net income	$0.18	$0.16
Add back goodwill amortization	—	0.01

Adjusted net income	$0.18	$0.17

4.
Comprehensive Income.

        Comprehensive income was $5.8 million and $6.5 million for the three months ended March 31, 2002 and 2001, respectively. The difference between comprehensive income and net earnings presented in the Consolidated Statement of Earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended March 31, 2002, and 2001, the Company recorded reclassification adjusments of $342,000 and 626,000 associated with gains included in net income for the period.

5.
Mergers, Acquisitions, Dispositions and Consolidations

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

        North American Savings Bank.    On July 27, 2001, Gold Bank-Kansas entered into an agreement with North American Savings Bank, F.S.B., Grandview, Missouri, to purchase North American's deposit base of approximately $51 million and physical assets at 8840 State Line Road, Leawood, Kansas. The excess of cost over fair value of the underlying assets acquired was approximately $4.9 million. Such amount has been recorded as other intangible assets and is being amortized over ten years.

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

        Sales of Rural Branches.    In January 2002, we entered into contracts to sell branches of Gold Bank-Kansas located in rural Kansas. Bank branches in Oberlin, Colby and Norcatur, with deposits of $27.3, $12.6, and $8.9 million, respectively, are being sold to one purchaser. The branch in Alma, with deposits of $23.3 million, is being sold to a second purchaser. The branch sales are expected to close in the second quarter of 2002, pending final regulatory approval.

6.
Treasury Stock

        On March 7, 2001, we announced we were commencing a common stock repurchase program whereby we may acquire up to 1,839,000 shares of common stock or approximately 5% of the shares currently outstanding. We completed the repurchase program in August 2001 at prices ranging from $6.55 to $7.85. On September 17, 2001, we announced the approval of another common stock repurchase program whereby we may acquire up to 1,750,336 additional shares of our common stock, or approximately 5% of the outstanding shares. The shares may be purchased from time to time over the next 12 months in the open market at prevailing market prices or in privately negotiated transactions. The extent and timing of any repurchases will depend on market conditions and other factors. At March 31, 2002, we had 373,426 shares available to be purchased under the second common stock repurchase program. At March 31, 2002, we had acquired 3,921,510 shares under these programs at prices ranging from $6.55 to $7.85 per share.

7.
Consolidation/Repositioning/Mortgage Subsidiary Closing Expense

        During 1999 and 2000, the Company consolidated its Kansas and Oklahoma banks into a single statewide organization. The plan for the consolidation was formed with the intention to reposition the Company to improve service to its customers, achieve higher profitability and enhance its visibility in each state.

        The plan primarily involved exiting certain duplicate branch banking facilities resulting in asset write-downs to estimated fair value, eliminating duplicate backroom functions, abandoning certain leases and reducing the number of full-time employees. Accordingly, the Company recognized repositioning expenses of $4,024,000 in the year ended December 31, 2000. Details of the Kansas and Oklahoma repositioning accrual at March 31, 2002 and 2001 are as follows (in thousands):

		Activity for Quarter Ended March 31, 2002
	Accrual at Dec. 31, 2001			Accrual at March 31, 2002
		Expense	Paid
	(In thousands)
Salaries, benefits and severance	$177	—	$107	$70
Asset write-downs and lease abandonments	—	—	—	—

	$177	—	$107	$70
		Activity for Quarter Ended March 31, 2001
	Accrual at Dec. 31, 2000			Accrual at March 31, 2001
		Expense	Paid
Salaries, benefits and severance	$392	$0	$74	$318
Asset write-downs and lease abandonments	24	0	17	7
Other repositioning expenses	227	0	114	113

	$643	$0	$205	$438

        During the fourth quarter of 2000, the Company announced it would close its separate mortgage banking subsidiary, Gold Banc Mortgage. As a result of this decision, the Company recorded expenses of $19.8 million in 2000. Details of the Gold Banc Mortgage closing accrual at March 31, 2002 are as follows (in thousands):

		Activity for Quarter Ended March 31, 2001
	Accrual at Dec. 31, 2000			Accrual at March 31, 2001
		Expense	Paid
Salaries, benefits and severance	$39	—	—	$39
		Activity for Quarter Ended March 31, 2002
	Accrual at Dec. 31, 2001			Accrual at March 31, 2002
		Expense	Paid
Salaries, benefits and severance	$341	$0	$55	$286
Asset and goodwill write-downs and lease abandonments	253	0	118	135
Other closing expenses	1,493	0	559	934

	$2,087	$0	$732	$1,355
8.
Subsequent Events:

        On January 2, 2002, the Company announced the completion of purchase and assumption agreements for the sale of four Kansas branch locations. The Company has reached agreement with the Bank of Oberlin, Kansas for the purchase of the Colby, Oberlin, and Norcatur, Kansas branch locations, and also reached agreement with Stockgrowers State Bank of Maple Hill, Kansas for the purchase of the Alma, Kansas branch location. The sales are expected to be finalized in the second quarter 2002, pending regulatory approval.

        On April 24, 2002 the Board of Directors declared a $0.02 cash dividend on common stock to shareholders of record as of May 7, 2002, payable on May 14, 2002.

9.
Legal proceedings.

  Regional Holding Litigation

        The following legal proceedings all relate to our acquisition of Regional Holding Company, Inc. in 1999. We purchased all of the capital stock of Regional Holding from Brad D. Ives, David W. Murrill and Robert E. McGannon on August 2, 1999, for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999, between us, Regional Holding and Ives, Murrill and McGannon (the "Regional Acquisition").

        The First Regional Arbitration.    We prosecuted a claim against Ives, Murrill and McGannon, which was filed before the American Arbitration Association ("AAA") in June 2000. We asserted a claim for breach of the representations and warranties made in the Stock Purchase Agreement. Ives, Murrill and McGannon asserted a counterclaim for breach of certain promissory notes issued by us to them as part of the acquisition, seeking a principal amount of $4.08 million, plus interest. Ives, Murrill and McGannon also counter-claimed for declaratory judgment related to our set-off of our claim against the notes, and for fraud in connection with amendments to the notes, Ives' and McGannon's employment agreements and the Stock Purchase Agreement.

        We also gave Ives, Murrill and McGannon notice invoking an alternative dispute resolution ("ADR") provision of the Stock Purchase Agreement over the application of generally accepted accounting principles to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. We demanded that Ives, Murrill and McGannon join in submitting the dispute to Ernst & Young, LLP, as set forth in the Stock Purchase Agreement. Ives, Murrill and McGannon disputed the timeliness of the demand, and asked the AAA Panel to declare that we had not timely invoked the procedure.

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

        Civil Court Challenges of First Arbitration Award.    On November 9, 2001, Ives and Murrill filed a Petition to Vacate or Modify Arbitration Award in Jackson County, Missouri District Court. On November 13, 2001, McGannon, who now is represented by separate counsel from Ives and Murrill, filed a virtually identical Petition to Vacate or Modify Arbitration Award, also in Jackson County. The petitions seek to have the court set aside the AAA panel's award on the grounds that the panel exceeded its authority and/or violated the Ives', Murrill's and McGannon's due process rights in making the award. We answered the petitions and asserted counterclaims on December 3, 2001. Our counterclaim seeks confirmation of the arbitration award, interest on the award from August 31, 2001 until the final judgment and its fees and costs incurred in defending this challenge. Ives and Murrill replied to our counterclaim on December 10, 2001. McGannon filed his reply on December 28, 2001. We filed motions for summary judgment on January 8, 2002. Ives and Murrill opposed our motion and filed a cross motion for summary judgment on March 11, 2002. McGannon opposed our motion and filed a cross motion for summary judgment on March 21, 2002. In April 2002, we responded to these pleadings and participated in a hearing to (i) discuss the status of summary judgment briefing and (ii) schedule a tentative trial date in June 2002. The standard Ives, Murrill and McGannon must meet to vacate or modify the award is high. We consider our position in these cases to be strong.

        Civil Fraud and Employment Claims Suit.    Ives, Murrill and McGannon filed a civil case on September 5, 2000 against Gold Banc Mortgage, Inc., Michael Gullion and Jerry Bengtson ("Defendants") in the Circuit Court of Jackson County, Missouri. As subsequently amended, Ives, Murrill and McGannon in the Jackson County case allege three counts:

  •
  that (similar to their fraud claim in the arbitration proceeding) in December 1999, Defendants fraudulently induced Ives, Murrill and McGannon to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages

  •
  that McGannon is entitled to declaratory judgment that his placement on administrative leave for a period of time during the arbitration was a constructive termination under his employment agreement entitling him to certain rights

  •
  that Gold Banc Mortgage breached Ives' employment agreement when it changed his termination to "for cause" in 2001 based on evidence acquired subsequent to his original termination in 2000 "without cause," allegedly entitling Ives to payment of employment payments and benefits he otherwise would have received

        We have answered, denying the claims against us and asserting affirmative defenses. In light of the result in the First Regional Arbitration, we believe that our defenses to the fraud claim are strong and that the plaintiffs' fraud claim is without merit.

        Second Regional Arbitration.    We filed a second arbitration claim against Ives, Murrill and McGannon before the American Arbitration Association on January 10, 2002. We have asserted:

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

        These breaches of representations and warranties and claims for indemnification arose, or were discovered, after the First Arbitration was filed, and were not litigated or decided in the first arbitration. We seek damages in the amount of $616,594.25 and our attorneys' fees. On February 8, 2002, McGannon responded to our claim with a general denial of the allegations. Ives and Murrill also responded on February 8, 2002 with a general denial of the allegations, a counterclaim alleging that we willfully breached the Stock Purchase Agreement and our duties thereunder, and a prayer for a declaratory judgment and compensatory and punitive damages. We have responded with a denial of all Ives's and Murrill's counterclaims. We expect to select arbitrators in the near future.

CUNA Trademark Lawsuit

        We filed suit against the Credit Union National Association, Inc. ("CUNA") on July 26, 2001, in the United States District Court for the District of Kansas to defend our MORE THAN MONEY service mark. Suit was filed to protect our rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed our service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA's two registrations for its mark be cancelled, and money damages, including a sum to compensate us for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001. At the conclusion of discovery in March 2002, we participated in a court ordered mediation but were unable to reach a resolution. We have agreed to revisit the possibility of settlement at a later date following additional discovery. The matter has been set for a final pretrial conference in September 2002 and has been placed on the January 2003 trial docket of the presiding judge. We cannot predict with certainty the outcome of this litigation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three month period ended March 31, 2002. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as the Company's 2001 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results to be attained for any other period.

SUMMARY

        Consolidated net income for the first three months of 2002 was $6 million; a $37 thousand increase over the first three months of 2001. Diluted earnings per share was $0.18 for the first three months of 2002 compared to $0.16 per share for the first three months of 2001. The return on average assets and equity was 0.78% and 14.59%, respectively, for the three months ended March 31, 2002 compared to 0.90% and 14.36%, respectively, for the three months ended March 31, 2001.

RESULTS OF OPERATIONS

Net Interest Income

        Total interest income for the three months ended March 31, 2002 was $48.0 million; a $5.0 million or 9.5% decrease over the three months ended March 31, 2001. The decrease was attributable to a reduction of $5.1 million in interest income on loans due to interest rate declines compared to the first three months of 2001, which was partially offset by an increase in average loans outstanding during the three months ended March 31, 2002. Interest income on investment securities increased $1.2 million compared to the first three months of 2001 while other interest income decreased $1.1 million comparing the same periods. Average loans increased $337.3 million or 17.7% while average investments and other earning assets increased $51.3 million or 8.83% compared to the three months ended March 31, 2001.

        Total interest expense for the three months ended March 31, 2002 was $23.8 million; a $6.9 million or 22.4% decrease over the three months ended March 31, 2001. The decrease was attributable to interest rate declines on interest bearing deposits compared to the first three months of 2001. Average interest bearing deposits increased $238.6 million or 12.67% and average borrowings increased $156.2 million or 30.65% compared to the three months ended March 31, 2001.

        Net interest income was $24.1 million for the three months ended March 31, 2002, compared to $22.3 million for the same period in 2001; an increase of 8.4%. The Company's net interest margin decreased from 3.68% for the three months ended March 31, 2001 to 3.44% for the three months ended March 31, 2002. The increase in net interest income and decrease in net interest margin was the result of a combination of factors. Average interest bearing liabilities increased $98.2 million more than average interest earning assets. In addition, the Company's interest earning assets reprice more quickly than its interest bearing liabilities. These two factors in the current declining interest rate environment have resulted in a decrease in both net interest income and the net interest margin in the quarter ended March 31, 2002.

Provision/Allowance for Loan Losses

        The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans are 71.6% of the Company's total assets as of March 31, 2002. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management's experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary.

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

        The Company considers non-performing assets to include non-accrual loans, other loans past due 90 days or more as to principal and interest, other real estate owned and repossessed assets. Total non-performing loans were $21.0 million and $23.0 million at March 31, 2002 and December 31, 2001, respectively. Total non-performing loans were .89% and 1.06% of gross loans at March 31, 2002 and December 31, 2001, respectively. Total non-performing assets were $24.9 million and $27.5 million at March 31, 2002 and December 31, 2001, respectively. Total non-performing assets were .77% and .91% of total assets at March 31, 2002 and December 31, 2001, respectively.

        The allowance for loan losses totaled $28.1 million and $26.1 million at March 31, 2002 and December 31, 2001, respectively, and represented 1.20% and 1.21% of total loans at each date. The provision for loan losses for the three months ended March 31, 2002, was $5.0 million compared to $2.5 million for the three months ended March 31, 2001. The increase in provision for loan loss of $2.5 million for the quarter ended March 31, 2002 was due primarily to the increase in loan growth by $183 million during the period. Net charge-offs for the three months ended March 31, 2002 were $3.0 million compared to $3.6 million for the three months ended March 31, 2001. The decrease in net charge-offs for the three months ended March 31, 2002 is the direct result of management's continued efforts to upgrade the Company's existing credit standards. Management has continued to review the loan portfolios of the banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

Other Income

        Other income for the three months ended March 31, 2002 was $13.8 million; an increase of $3.8 million, or 38.1% over the same period last year. The increase in other income resulted from an increase in service fees of $1.4 million compared with the first quarter of 2001 and a $71 thousand decline in investment trading fees and commissions. Net securities gains from related securities sales declined $445 thousand. The most significant change was an increase in sales from information technology sales which increased from $1.4 million in the first quarter of 2001 to $4.9 million in the first quarter of 2002. This increase was the result of increased sales revenue derived from the sales of IPI which was acquired in the second quarter of 2001.

Other Expense

        Other expense for the three months ended March 31, 2002 was $24.8 million; an increase of $4.4 million, or 21.4% from the same period last year. Salaries and employee benefits increased from $10.6 million in the first quarter of 2001 to $11.9 million in the first quarter of 2002, or an increase of $1.3 million. Goodwill expense was $530 thousand during the first quarter of 2001which was reduced to zero in 2002 due to the adoption of a new accounting standard. The primary increase was a $2.4 million increase in information technology services which directly related to the cost of sales component of the $3.5 million increase in information technology service revenues as described in the preceding section. The remaining expenses classified as other expense increased from $5.5 million to $6.7 million.

Income Tax Expense

        Income tax expense for the three months ended March 31, 2002 and 2001 was $2.1 million and $3.3, respectively. The effective tax rate for each time period was 26.0% and 35.8%, respectively. The first quarter's effective tax rate for 2002 was lower than 2001 because of savings on state taxes from REIT activities as well as non-taxable income from the bank owned life insurance policies and also due to the cessation of amortization of non-deductible goodwill.

FINANCIAL CONDITION

        From December 31, 2001 to March 31, 2002, total assets grew from $3.0 billion to $3.2 billion, respectively. Net loans increased from $2.1 billion to $2.3 billion, respectively. Deposits have increased from $2.2 billion to $2.4 billion, respectively. Investment securities were $572.8 million at March 31, 2002, compared to $588.8 million at December 31, 2001; a decrease of $16.0 million or 2.8%. Total long and short-term borrowings increased $2.2 million or 0.3% from December 31, 2001.

Liquidity and Capital Resources

        Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. The Banks also have established a credit facility with the FHLB, under which they are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. The Company's liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from its subsidiary Banks. The Company has a $25 million line of credit with a correspondent bank with no outstanding borrowings at March 31, 2002. Total loans increased $183 million compared to December 31, 2001 while total deposits increase $216 million compared to the same period. Even with this increase in the balance sheet, the basic liquidity ratio for March 31, 2002 was 15.31% compared to our internal policy minimum of 15.00%.

        Cash and cash equivalents and investment securities totaled $696.0 million, or 21.5% of total assets at March 31, 2002 compared to $662.6 million, or 22.0% at December 31, 2001. Cash used by operating activities for the three months ended March 31, 2002 was $4.3 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $157.0 million, consisting primarily of an increase in loans of $157.5 million. Cash provided by financing activities was $210.7 million, consisting primarily of an increase in deposits of $216.4 million, and an increase in long-term borrowings of $31.2 million.

        The Company and its subsidiaries actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be well capitalized a company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be 10.0%, 6.0% and 5.0% respectively. The Company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at March 31, 2002 were 10.54%, 7.14% and 5.81%, respectively. These same ratios at December 31, 2001 were 11.41%, 7.85% and 6.27%, respectively. Total loans increased $183 million compared to December 31, 2001 while total deposits increase $216 million compared to the same period. Even with this increase in the balance sheet, the company ratios exceed the levels to be well capitalized. The primary source of funds available to the Company is dividends by the subsidiaries. Each Bank's ability to pay dividends may be limited by regulatory requirements. At March 31, 2002, the subsidiaries could pay $26.1 million in dividends without prior regulatory approval. Management believes cash generated from its operations and correspondent bank facility will be sufficient to meet its cash requirements for internal growth and general operations in the foreseeable future.

        On March 7, 2001, we announced we were commencing a common stock repurchase program whereby we may acquire up to 1,839,000 shares of common stock or approximately 5% of the shares currently outstanding. We completed the repurchase program in August 2001 at prices ranging from $6.55 to $7.85. On September 17, 2001, we announced the approval of another common stock repurchase program whereby we may acquire up to 1,750,336 additional shares of our common stock, or approximately 5% of the outstanding shares. The shares may be purchased from time to time over the next 12 months in the open market at prevailing market prices or in privately negotiated transactions. The extent and timing of any repurchases will depend on market conditions and other factors. At March 31, 2002, we had 373,426 shares available to be purchased. At March 31, 2002, we had acquired 3,921,510 shares under these programs at prices ranging from $6.55 to $7.85 per share.

ACCOUNTING AND FINANCIAL REPORTING

        Effective January 1, 2002, the Company adopted Statement of Accounting Standards No.142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has identified their reporting units to be at the individual subsidiary basis. The Statement allows until June 30, 2002, to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of January 1, 2002. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss must be recognized as the cumulative effect of a change in accounting principle in the Company's 2002 statement of income. Because of the extensive effort needed to comply with adopting Statement 142, it is not practical to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" was adopted by the Company on January 1, 2002. The Statement established a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statements also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such specific circumstances. The adoption of the new Statement, did not have a significant effect on earnings or the financial position of the Company.

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in the first note to the consolidated financial statements in the Company's 2001 Annual Report on Form 10-K. Critical accounting policies are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policy relates to the allowance for loan losses and involves significant management valuation judgments. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company's estimate of the collectability of the loan portfolio. Further discussion of the methodologies used in establishing this reserve is contained in the Provision/Allowance for Loan Losses section of this report.

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

        The following table indicates that, at March 31, 2002, in the event of a sudden and sustained increase in prevailing market rates, the Companies net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual
200 basis point rise	$101,626,000	$2,667,000	2.7%
100 basis point rise	$100,755,000	$1,796,000	1.8%
Base Rate Scenario	$98,959,000	—	—
100 basis point decline	$94,420,000	($4,539,000)	(4.6%)
200 basis point decline	$91,263,000	($7,696,000)	(7.8%)

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

  Regional Holding Litigation

        The following legal proceedings all relate to our acquisition of Regional Holding Company, Inc. in 1999. We purchased all of the capital stock of Regional Holding from Brad D. Ives, David W. Murrill and Robert E. McGannon on August 2, 1999, for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999, between us, Regional Holding and Ives, Murrill and McGannon (the "Regional Acquisition").

        The First Regional Arbitration.    We prosecuted a claim against Ives, Murrill and McGannon, which was filed before the American Arbitration Association ("AAA") in June 2000. We asserted a claim for breach of the representations and warranties made in the Stock Purchase Agreement. Ives, Murrill and McGannon asserted a counterclaim for breach of certain promissory notes issued by us to them as part of the acquisition, seeking a principal amount of $4.08 million, plus interest. Ives, Murrill and McGannon also counter-claimed for declaratory judgment related to our set-off of our claim against the notes, and for fraud in connection with amendments to the notes, Ives' and McGannon's employment agreements and the Stock Purchase Agreement.

        We also gave Ives, Murrill and McGannon notice invoking an alternative dispute resolution ("ADR") provision of the Stock Purchase Agreement over the application of generally accepted accounting principles to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. We demanded that Ives, Murrill and McGannon join in submitting the dispute to Ernst & Young, LLP, as set forth in the Stock Purchase Agreement. Ives, Murrill and McGannon disputed the timeliness of the demand, and asked the AAA Panel to declare that we had not timely invoked the procedure.

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

        Civil Court Challenges of First Arbitration Award.    On November 9, 2001, Ives and Murrill filed a Petition to Vacate or Modify Arbitration Award in Jackson County, Missouri District Court. On November 13, 2001, McGannon, who now is represented by separate counsel from Ives and Murrill, filed a virtually identical Petition to Vacate or Modify Arbitration Award, also in Jackson County. The petitions seek to have the court set aside the AAA panel's award on the grounds that the panel exceeded its authority and/or violated the Ives', Murrill's and McGannon's due process rights in making the award. We answered the petitions and asserted counterclaims on December 3, 2001. Our counterclaim seeks confirmation of the arbitration award, interest on the award from August 31, 2001 until the final judgment and its fees and costs incurred in defending this challenge. Ives and Murrill replied to our counterclaim on December 10, 2001. McGannon filed his reply on December 28, 2001. We filed motions for summary judgment on January 8, 2002. Ives and Murrill opposed our motion and filed a cross motion for summary judgment on March 11, 2002. McGannon opposed our motion and filed a cross motion for summary judgment on March 21, 2002. In April 2002, we responded to these pleadings and participated in a hearing to (i) discuss the status of summary judgment briefing and (ii) schedule a tentative trial date in June 2002. The standard Ives, Murrill and McGannon must meet to vacate or modify the award is high. We consider our position in these cases to be strong.

        Civil Fraud and Employment Claims Suit.    Ives, Murrill and McGannon filed a civil case on September 5, 2000 against Gold Banc Mortgage, Inc., Michael Gullion and Jerry Bengtson ("Defendants") in the Circuit Court of Jackson County, Missouri. As subsequently amended, Ives, Murrill and McGannon in the Jackson County case allege three counts:

  •
  that (similar to their fraud claim in the arbitration proceeding) in December 1999, Defendants fraudulently induced Ives, Murrill and McGannon to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages

  •
  that McGannon is entitled to declaratory judgment that his placement on administrative leave for a period of time during the arbitration was a constructive termination under his employment agreement entitling him to certain rights

  •
  that Gold Banc Mortgage breached Ives' employment agreement when it changed his termination to "for cause" in 2001 based on evidence acquired subsequent to his original termination in 2000 "without cause," allegedly entitling Ives to payment of employment payments and benefits he otherwise would have received

        We have answered, denying the claims against us and asserting affirmative defenses. In light of the result in the First Regional Arbitration, we believe that our defenses to the fraud claim are strong and that the plaintiffs' fraud claim is without merit.

        Second Regional Arbitration.    We filed a second arbitration claim against Ives, Murrill and McGannon before the American Arbitration Association on January 10, 2002. We have asserted:

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

        These breaches of representations and warranties and claims for indemnification arose, or were discovered, after the First Arbitration was filed, and were not litigated or decided in the first arbitration. We seek damages in the amount of $616,594.25 and our attorneys' fees. On February 8, 2002, McGannon responded to our claim with a general denial of the allegations. Ives and Murrill also responded on February 8, 2002 with a general denial of the allegations, a counterclaim alleging that we willfully breached the Stock Purchase Agreement and our duties thereunder, and a prayer for a declaratory judgment and compensatory and punitive damages. We have responded with a denial of all Ives' and Murrill's counterclaims. We expect to select arbitrators in the near future.

CUNA Trademark Lawsuit

        We filed suit against the Credit Union National Association, Inc. ("CUNA") on July 26, 2001, in the United States District Court for the District of Kansas to defend our MORE THAN MONEY service mark. Suit was filed to protect our rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed our service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA's two registrations for its mark be cancelled, and money damages, including a sum to compensate us for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001. At the conclusion of discovery in March 2002, we participated in a court ordered mediation but were unable to reach a resolution. We have agreed to revisit the possibility of settlement at a later date following additional discovery. The matter has been set for a final pretrial conference in September 2002 and has been placed on the January 2003 trial docket of the presiding judge. We cannot predict with certainty the outcome of this litigation.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None

ITEM 5: OTHER INFORMATION

        None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

    None

  (b)
  REPORTS ON FORM 8-K

    The Company filed the following Current Report on Form 8-K during the first quarter of 2002:

      (1)
      Form 8-K filed on January 2, 2002, reporting under Item 5.

      (2)
      Form 8-K filed on February 26, 2002, reporting under Item 5.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD BANC CORPORATION, INC.
Date: May 15, 2002	By:	/s/ RICK J. TREMBLAY Rick J. Tremblay Senior Vice President and Chief Financial Officer

(Authorized officer and principal financial officer of the registrant)

QuickLinks

INDEX TO 10–Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
PART I
PART II OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3: DEFAULTS UPON SENIOR SECURITIES
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES