Form 10-Q
period 2002-06-30
GOLD BANC CORP INC
filed 2002-08-13
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(913) 451-8050
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at August 12, 2002
Common Stock, $1.00 par value	33,711,009

GOLD BANC CORPORATION, INC.

INDEX TO 10-Q FOR THE QUARTERLY
Period Ended June 30, 2002

PART I

FINANCIAL INFORMATION

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2002 AND DECEMBER 31, 2001
(In thousands)
(unaudited)

	June 30, 2002	Dec. 31, 2001
ASSETS
Cash and due from banks	$70,641	$73,675
Federal funds sold and interest-bearing deposits	19,693	98

Total cash and cash equivalents	90,334	73,773

Investment securities:
Available-for-sale	574,622	567,746
Held-to-maturity	23,382	14,364
Trading	4,200	6,734

Total investment securities	602,204	588,844

Mortgage loans held for sale, net	16,499	11,335
Loans, net	2,394,614	2,124,973
Premises and equipment, net	70,255	57,738
Goodwill, net	34,360	34,666
Intangible assets, net	3,914	4,054
Cash surrender value of bank owned life insurance	54,935	53,038
Accrued interest and other assets	56,299	68,051

Total assets	$3,323,414	$3,016,472

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits	$2,435,078	$2,163,866
Securities sold under agreements to repurchase	125,981	103,672
Federal funds purchased and other short-term borrowings	936	30,908
Subordinated debt and guaranteed preferred beneficial interests in company’s debentures	111,749	111,749
Long-term borrowings	448,453	416,413
Accrued interest and other liabilities	27,444	24,219

Total liabilities	3,149,641	2,850,827

Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value; 50,000,000 shares authorized, 38,431,693 issued at June 30, 2002 and 38,352,074 issued at December 31, 2001	38,432	38,352
Additional paid-in capital	76,105	75,955
Retained earnings	97,492	85,721
Accumulated other comprehensive income (loss), net	4,547	(8)
Unearned compensation	(9,683)	(3,440)

	206,893	196,580
Less treasury stock—4,721,510 shares at June 30, 2002 and 4,417,010 shares at December 31, 2001	(33,120)	(30,935)

Total stockholders’ equity	173,773	165,645

Total liabilities and stockholders’ equity	$3,323,414	$3,016,472

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months ended June 30, 2002 and June 30, 2001
(In thousands, except per share data)
(unaudited)

	June 30, 2002	June 30, 2001
Interest Income:
Loans, including fees	$80,281	$86,113
Investment securities	16,962	15,259
Other	1,027	2,730

	98,270	104,102

Interest Expense:
Deposits	31,466	46,625
Borrowings and other	17,072	13,702

	48,538	60,327

Net interest income	49,732	43,775
Provision for loan losses	9,955	4,340

Net interest income after provision for loan losses	39,777	39,435

Other income:
Service fees	8,520	5,494
Investment trading fees and commissions	2,568	3,025
Net gains on sale of mortgage loans	838	1,243
Net securities gains	3,360	1,289
Gain on sale of branch facilities	2,381	—
Information technology services	9,717	3,886
Other	3,370	4,935

	30,754	19,872

Other expense:
Salaries and employee benefits	25,277	22,052
Net occupancy expense	3,016	2,982
Depreciation expense	3,046	3,092
Goodwill amortization expense	—	1,060
Information technology services	6,488	2,365
Other	14,452	9,911

	52,279	41,462

Earnings before income taxes	18,252	17,845
Income tax expense	5,133	5,798

Net earnings	$13,119	$12,047

Net earnings per share-basic and diluted	$0.39	$0.33

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months ended June 30, 2002 and June 30, 2001
(In thousands, except per share data)
(unaudited)

	June 30, 2002	June 30, 2001
Interest Income:
Loans, including fees	$41,246	$41,969
Investment securities	8,625	8,128
Other	432	1,019

	50,303	51,116

Interest Expense:
Deposits	16,069	22,301
Borrowings and other	8,632	7,298

	24,701	29,599

Net interest income	25,602	21,517
Provision for loan losses	4,920	1,795

Net interest income after provision for loan losses	20,682	19,722

Other income:
Service fees	4,550	2,899
Investment trading fees and commissions	1,172	1,557
Net gains on sale of mortgage loans	142	374
Net securities gains	2,825	310
Gain on sale of branch facilities	2,381	—
Information technology services	4,841	2,493
Other	1,018	2,227

	16,929	9,860

Other expense:
Salaries and employee benefits	13,329	11,447
Net occupancy expense	1,538	1,518
Depreciation expense	1,537	1,544
Goodwill amortization expense	—	530
Information technology services	3,317	1,570
Other	7,758	4,431

	27,479	21,040

Earnings before income tax	10,132	8,542
Income tax expense	3,020	2,465

Net earnings	$7,112	$6,077

Net earnings per share-basic and diluted	$0.21	$0.17

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Period ended June 30, 2002 and June 30, 2001
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Treasury Stock	Total
Balance at December 31, 2000	$—	$38,286	$75,523	$64,198	$836	$(3,802)	$(5,795)	$169,246
Net earnings for the six months ended June 30, 2001	—	—	—	12,047	—	—	—	12,047
Change in unrealized gain on available-for-sale securities	—	—	—	—	1,820	—	—	1,820

Total comprehensive income for the six months ended June 30, 2001	—	—	—	12,047	1,820	—	—	13,867
Exercise of 50,467 stock options	—	50	234	—	—	—	—	284
Purchase of 2,444,600 shares of treasury stock	—	—	—	—	—	—	(16,387)	(16,387)
Decrease in unearned compensation	—	—	—	—	—	1,000	—	1,000
Dividends paid ($0.04 per common share)	—	—	—	(1,443)	—	—	—	(1,443)

Balance at June 30, 2001	$—	$38,336	$75,757	$74,802	$2,656	$(2,802)	$(22,182)	$166,567

Balance at December 31, 2001	$—	$38,352	$75,955	$85,721	$(8)	$(3,440)	$(30,935)	$165,645
Net earnings for the six months ended June 30, 2002	—	—	—	13,119	—	—	—	13,119
Change in unrealized gain on available-for-sale securities	—	—	—	—	4,555	—	—	4,555

Total comprehensive income for the six months ended June 30, 2002	—	—	—	13,119	4,555	—	—	17,674
Exercise of 79,619 stock options	—	80	150	—	—	—	—	230
Purchase of 304,500 shares of treasury stock	—	—	—	—	—	—	(2,185)	(2,185)
Increase in unearned compensation	—	—	—	—	—	(6,243)	—	(6,243)
Dividends paid ($0.04 per common share)	—	—	—	(1,348)	—	—	—	(1,348)

Balance at June 30, 2002	$—	$38,432	$76,105	$97,492	$4,547	$(9,683)	$(33,120)	$173,773

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2002 and June 30, 2001
(In thousands)
(unaudited)

	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net earnings	$13,119	$12,047
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities, net of purchase acquisitions:
Provision for loan losses	9,955	4,340
Gains on sales of securities	(3,360)	(1,289)
Amortization of investment securities’ premiums, net of accretion	(320)	(101)
Depreciation	3,046	3,092
Amortization of intangible assets	140	—
Amortization of goodwill	—	1,060
Gain on sale of mortgage loans, net	(838)	(1,243)
Bank owned life insurance	(1,897)	—
Net decrease (increase) in trading securities	2,534	(1,880)
Proceeds from sale of loans held for sale	51,297	58,522
Origination of loans held for sale, net of repayments	(55,623)	(17,488)
Other changes:
Accrued interest receivable and other assets	11,752	(9,065)
Accrued interest payable and other liabilities	6,017	(2,887)

Net cash provided by operating activities	35,822	45,108

Cash flows from investing activities:
Net increase in loans	(279,596)	(85,688)
Principal collections and proceeds from sales and maturities of available-for-sale securities	336,379	212,641
Purchases of available-for-sale securities	(337,504)	(265,700)
Purchases of held-to-maturity securities	(9,020)	(11,360)
Purchase of bank owned life insurance policy	—	(50,505)
Net additions to premises and equipment	(15,563)	(1,727)
Cash paid, net of cash received, in purchase acquisition	—	(3,363)

Net cash used in investing activities	(305,304)	(205,702)

Cash flows from financing activities:
Increase (decrease) in deposits	271,212	(76,456)
Net (decrease) increase in short-term borrowings	(7,663)	139,844
Proceeds from FHLB & long-term borrowings	25,797	94,644
Proceeds from issuance of common stock	230	284
Purchase of treasury stock	(2,185)	(16,387)
Dividends paid	(1,348)	(1,433)

Net cash provided by financing activities	286,043	140,496

Increase (decrease) in cash and cash equivalents	16,561	(20,098)
Cash and cash equivalents, beginning of period	73,773	118,891

Cash and cash equivalents, end of period	$90,334	$98,793

Supplemental schedule of non-cash activities :
Non-cash investing activities related to the securitization of loans held for sale:
Increase in investment securities	—	$41,199
Decrease in mortgage loans held for sale	—	41,199
Non-cash activities related to purchase acquisitions:
Increase in land, buildings, and equipment	—	$298
Increase in other assets	—	4,213
Increase in other liabilities	—	1,148

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,071	$30,007
Cash paid for income taxes	1,717	4,270

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of presentation.

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2001 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position and results of its operations and its cash flows for those periods. The consolidated statements of earnings for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

2.    Earnings per common share.

Earnings per share are computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. Employee stock options are the Company’s only potential common share equivalent.

The shares used in the calculation of basic and diluted income per share for the three and six months ended June 30, 2002 and June 30, 2001 are shown below (in thousands):

	For the Three Months ended June 30		For the Six Months ended June 30
	2002	2001	2002	2001
Weighted average common shares outstanding	33,696	35,488	33,715	36,239
Stock options	225	48	156	40

Weighted average common shares and common share equivalents outstanding	33,921	35,536	33,871	36,279

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Intangible Assets and Goodwill

The following table presents information about the Company’s intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

	June 30, 2002		June 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Core deposit premium	$4,156	$242	$—	$—

Total	$4,156	$242	$—	$—

Aggregate amortization expense for the six months ended		$140		$—

Estimated amortization expense for the years ending:

2002	$277
2003	$277
2004	$277
2005	$277
2006	$277

As required by SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. The following tables compare results of operations as if no goodwill amortization had been recorded for the three and six months ended June 30, 2002 and June 30, 2001.

	For the Three Months ended June 30		For the Six Months ended June 30
	2002	2001	2002	2001
	(In thousands, except per share data)		(In thousands, except per share data)
Reported net income:	$7,112	$6,077	$13,119	$12,047
Add back goodwill amortization	—	530	—	1,060

Adjusted net income	$7,112	$6,607	$13,119	$13,107
Basic earnings per share:
Reported net income	$0.21	$0.17	$0.39	$0.33
Add back goodwill amortization	—	0.01	—	0.03

Adjusted net income	$0.21	$0.18	$0.39	$0.36
Diluted earnings per share:
Reported net income	$0.21	$0.17	$0.39	$0.33
Add back goodwill amortization	—	0.01	—	0.03

Adjusted net income	$0.21	$0.18	$0.39	$0.36

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Comprehensive Income.

Comprehensive income was $11.9 million and $7.4 million for the three months ended June 30, 2002 and 2001, respectively. Comprehensive income was $17.7 million and $13.9 million for the six months ended June 30, 2002 and June 30, 2001, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended June 30, 2002, and June 30, 2001, the Company recorded reclassification adjustments of $1.8 million and $198,000 associated with gains included in net income for the respective periods. During the six months ended June 30, 2002 and June 30, 2001, the Company recorded reclassification adjustments of $2.2 million and $825,000 associated with gains included in net income for the respective periods.

5.    Mergers, Acquisitions, Dispositions and Consolidations

Ott Financial Corporation.    On March 30, 2001, Gold Capital Management, Inc., the Company’s wholly owned subsidiary, acquired Ott Financial Corporation of Wichita, Kansas for approximately $2.7 million. Ott was the holding company for Davidson Securities, Inc. and J.O. Davidson and Associates, Inc., which specialized in public finance advisory and underwriting services. At the time of the acquisition, the companies were all merged into Gold Capital Management. The acquisition was accounted for using the purchase method of accounting. The excess of cost over fair value of the underlying net assets acquired was $1.5 million. Ott had total assets of approximately $1.3 million at the time of the acquisition.

Information Products, Inc.    On April 26, 2001, CompuNet Engineering, Inc., a wholly owned subsidiary of the Company, acquired the assets of Information Products, Inc. for approximately $1 million. Information Products provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware maintenance and systems design and installation across all industry sectors. The asset acquisition was accounted for using the purchase method of accounting. The excess of cost over fair value of the underlying assets acquired was approximately $872,000.

North American Savings Bank.    On July 27, 2001, Gold Bank-Kansas purchased from North American Savings Bank, F.S.B., Grandview, Missouri, North American’s deposit base of approximately $51 million and physical assets at 8840 State Line Road, Leawood, Kansas. The excess of cost over fair value of the underlying assets acquired was approximately $4.2 million. Such amount has been recorded as other intangible assets and is being amortized over ten years.

Merger of Provident Savings into Gold Bank-Kansas.    On July 6, 2001, Provident Bank, F.S.B., a federal savings bank and our wholly-owned subsidiary, merged with and into Gold Bank-Kansas. As a result of the merger, Provident Bank’s two offices in St. Joseph, Missouri became branch offices of Gold Bank-Kansas. In connection with the Provident merger, the REIT-related subsidiaries of Gold Bank-Kansas and Provident Bank were combined. Gold Bank-Kansas’ wholly-owned subsidiary, Gold IHC, Inc., a Nevada corporation, merged with and into Provident Bank’s wholly-owned subsidiary, Gold IHC-I, LLC, a Delaware limited liability company. Also, Gold RE Holdings, Inc., a Nevada corporation and REIT subsidiary of Gold IHC, Inc., merged with and into Gold RE Holdings-I, LLC., a Delaware limited liability company and REIT subsidiary of Gold IHC-I, LLC. As a result of these two REIT-related mergers, Gold IHC-I, LLC became a wholly-owned subsidiary of Gold Bank-Kansas, and Gold RE Holdings-I, LLC remained a subsidiary of Gold IHC-I, LLC. Gold IHC-I, LLC and Gold RE Holding, LLC now conduct our REIT operations from offices in St. Joseph, Missouri.

Sales of Rural Branches.    On May 3, 2002, the Company sold four branches of Gold Bank-Kansas located in rural Kansas. Bank branches in Oberlin, Colby and Norcatur, with deposits of $24.7, $11.2, and $8.6 million, respectively, were sold to one purchaser.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The branch in Alma, with deposits of $22.2 million, was sold to a second purchaser. The Company recorded a gain in the second quarter of 2002 of $2.4 million in connection with the sale of the four branches.

6.    Treasury Stock

In August 2001, the Company completed a common stock repurchase program whereby the Company acquired 1,839,000 shares of common stock, or approximately 5% of the shares outstanding as of March 7, 2001. In September 2001, the Company announced the approval of another common stock repurchase program whereby the Company was authorized to acquire up to 1,750,336 additional shares of the Company’s common stock, or approximately 5% of the shares outstanding as of September 17, 2001. As of June 30, 2002, the Company had acquired 3,216,110 shares under these programs at prices ranging from $6.55 to $7.85 per share. On July 24, 2002, the Company terminated the share repurchase programs.

7.    Consolidation/Repositioning/Mortgage Subsidiary Closing Expense

At the beginning of 2001, the Company consolidated its nine Kansas subsidiary banks into a single Kansas-chartered bank. In the fourth quarter of 2001, the Company consolidated its three Oklahoma subsidiary banks into a single Oklahoma-chartered bank. The plan for the consolidations was formed with the intention to reposition the Company to improve service to its customers, achieve higher profitability and enhance its visibility in each state.

The plan primarily involved exiting certain duplicate branch banking facilities, resulting in asset write-downs to estimated fair value, eliminating duplicate back office functions, abandoning certain leases and reducing the number of full-time employees. Accordingly, the Company recognized repositioning expenses of approximately $4 million in the year ended December 31, 2000. Details of the Kansas and Oklahoma repositioning accrual for the three and six months ended June 30, 2002 and June 30, 2001 are as follows (in thousands):

	Activity for Quarter Ended June 30, 2002
	Accrual at March 31, 2002	Expense	Paid	Accrual at June 30, 2002
Salaries, benefits and severance	$70	—	$5	$65

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Activity for Quarter ended June 30, 2001
	Accrual at March 31, 2001	Expense	Paid	Accrual at June 30, 2001
Salaries, benefits and severance	$318	$—	$75	$243
Asset write-downs and lease abandonments	7	—	7	—
Other repositioning expenses	113	—	44	69

	$438	$—	$126	$312

	Activity for Six Months ended June 30, 2002
	Accrual at December 31, 2001	Expense	Paid	Accrual at June 30, 2002
Salaries, benefits and severance	$177	—	$112	$65

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Activity for Six Months ended June 30, 2001
	Accrual at December 31, 2000	Expense	Paid	Accrual at June 30, 2001
Salaries, benefits and severance	$392	$—	$149	$243
Asset write-downs and lease abandonments	24	—	24	—
Other repositioning expenses	227	—	158	69

	$643	$—	$331	$312

During the fourth quarter of 2000, the Company announced it would close its separate mortgage banking subsidiary, Gold Banc Mortgage, Inc. As a result of this decision, the Company recorded expenses of $19.8 million in 2000. Details of the Gold Banc Mortgage closing accrual for the three and six months ended June 30, 2002 and June 30, 2001 are as follows (in thousands):

	Activity for Quarter ended June 30, 2002
	Accrual at March 31, 2002	Expense	Paid	Accrual at June 30, 2002
Salaries, benefits and severance	$22	—	$16	$6

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Activity for Quarter ended June 30, 2001
	Accrual at March 31, 2001	Expense	Paid	Accrual at June 30, 2001
Salaries, benefits and severance	$286	$—	$82	$204
Asset and goodwill write-downs and lease abandonments	135	(79)	56	—
Other closing expenses	934	(398)	536	—

	$1,355	$(477)	$674	$204

	Activity for Six Months ended June 30, 2002
	Accrual at December 31, 2001	Expense	Paid	Accrual at June 30, 2002
Salaries, benefits and severance	$39	—	$33	$6

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Activity for Six Months ended June 30, 2001
	Accrual at Dec. 31, 2000	Expense	Paid	Accrual at June 30, 2001
Salaries, benefits and severance	$341	$—	$1 37	$204
Asset and goodwill write-downs and lease abandonments	253	(79)	174	—
Other closing expenses	$1,493	(398)	1,095	—

	$2,087	$(477)	$1,406	$204

8.    Subsequent Events:

On July 18, 2002, the Company entered into a contract to acquire four branches, with approximately $144 million of deposits, from Encore Bank. The branches, which are located in Johnson County, Kansas, will become branches of Gold Bank-Kansas. The Company expects the branch purchases to close in the third quarter of 2002.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Legal proceedings.

Regional Holding Litigation

The following legal proceedings all relate to the Company’s acquisition of Regional Holding Company, Inc. in 1999. The Company purchased all of the capital stock of Regional Holding from Brad D. Ives, David W. Murrill and Robert E. McGannon on August 2, 1999, for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999, between the Company, Regional Holding and Ives, Murrill and McGannon (the “Regional Acquisition”).

The First Regional Arbitration.    The Company prosecuted a claim against Ives, Murrill and McGannon, which was filed before the American Arbitration Association (“AAA”) in June 2000. The Company asserted a claim for breach of the representations and warranties made in the Stock Purchase Agreement. Ives, Murrill and McGannon asserted a counterclaim for breach of certain promissory notes issued by the Company to them as part of the acquisition, seeking a principal amount of $4.08 million, plus interest. Ives, Murrill and McGannon also counter-claimed for declaratory judgment related to the Company’s set-off of its claim against the notes, and for fraud in connection with amendments to the notes, Ives’ and McGannon’s employment agreements and the Stock Purchase Agreement.

The Company also gave Ives, Murrill and McGannon notice invoking an alternative dispute resolution (“ADR”) provision of the Stock Purchase Agreement over the application of generally accepted accounting principles to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. The Company demanded that Ives, Murrill and McGannon join in submitting the dispute to Ernst & Young, LLP, as set forth in the Stock Purchase Agreement. Ives, Murrill and McGannon disputed the timeliness of the demand, and asked the AAA Panel to declare that the Company had not timely invoked the procedure.

The Company obtained an award in its favor after an arbitration hearing held July 16-24, 2001. A three-person AAA panel made an award in the Company’s favor, canceling the $4.08 million promissory notes from it to Ives, Murrill and McGannon, and awarding the Company additional damages of $489,000 against Ives, Murrill and McGannon. In addition, the AAA panel ruled in the Company’s favor on all of Ives’, Murrill’s and McGannon’s counter-claims. The AAA panel denied a request for costs and fees, and denied a motion to reallocate or amend the award. As a result of the AAA panel’s ruling, the Company recorded the cancellation of the notes payable and the monetary award as a reduction of other expense in the third quarter of 2001. With respect to the accounting dispute, the AAA panel ruled in the Company’s favor, ordering the parties to submit the matter in accordance with the contract procedures. It has not yet been submitted to Ernst & Young, LLP for decision.

Civil Court Challenges of First Arbitration Award.    On November 9, 2001, Ives and Murrill filed a Petition to Vacate or Modify Arbitration Award in Jackson County, Missouri Circuit Court. On November 13, 2001, McGannon, who now is represented by separate counsel from Ives and Murrill, filed a virtually identical Petition to Vacate or Modify Arbitration Award, also in Jackson County. The petitions sought to have the court set aside the AAA panel’s award on the grounds that the panel exceeded its authority and/or violated Ives’, Murrill’s and McGannon’s due process rights in making the award. The Company answered the petitions and asserted counterclaims on December 3, 2001. The Company’s counterclaim sought confirmation of the arbitration award, interest on the award from August 31, 2001 until the final judgment and its fees and costs incurred in defending this challenge. Ives and Murrill replied to the Company’s counterclaim on December 10, 2001. McGannon filed his reply on December 28, 2001. The Company filed motions for summary judgment on January 8, 2002. Ives and Murrill opposed the Company’s motion and filed a cross motion for summary judgment on March 11, 2002. McGannon opposed the Company’s motion and filed a cross motion for summary judgment on March 21, 2002. In April 2002, the Company responded to these pleadings and participated in a hearing to (i) discuss the status of summary judgment briefing and (ii) schedule a tentative trial date in June 2002. On June 20, 2002, the Circuit Court granted the Company’s summary judgment motion and denied the summary judgment motions of Ives and Murrill. The court also confirmed the original arbitration award. The Circuit Court ruling became final on July 22, 2002. Ives and Murrill have posted a cash bond, and filed their Notice of Appeal on July 26, 2002.

In mid-June 2002, the Company reached a tentative settlement with Robert McGannon. In the settlement, Gold Banc reserves its right to pursue claims against Ives and Murrill.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Civil Fraud and Employment Claims Suit.    Ives, Murrill and McGannon filed a civil case on September 5, 2000 against Gold Banc Mortgage, Inc., Michael Gullion and Jerry Bengtson (“Defendants”) in the Circuit Court of Jackson County, Missouri. As subsequently amended, Ives, Murrill and McGannon in the Jackson County case allege three counts:

•
that (parallel to their fraud claim in the arbitration proceeding) in December 1999, Defendants fraudulently induced Ives, Murrill and McGannon to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages

•
that McGannon is entitled to declaratory judgment that his placement on administrative leave for a period of time during the arbitration was a constructive termination under his employment agreement entitling him to certain rights

•
that Gold Banc Mortgage breached Ives’ employment agreement when it changed his termination to “for cause” in 2001 based on evidence acquired subsequent to his original termination in 2000 “without cause,” allegedly entitling Ives to payment of employment payments and benefits he otherwise would have received

Gold Banc Mortgage answered, denying the claims against it and asserting affirmative defenses. In light of obtaining confirmation of the original arbitration award, the Company believes that Gold Banc Mortgage’s defenses to the fraud claim are very strong and that the plaintiffs’ fraud claim is without merit. Gold Banc Mortgage will file a motion for summary judgment on the fraud claim. Because of his settlement, McGannon will be dismissing all of his claims with prejudice in this case. With regard to Ives’ employment claims in this case, discovery has begun. The Company believes Gold Banc Mortgage’s defense to this claim to be strong.

Second Regional Arbitration.    The Company filed a second arbitration claim against Ives, Murrill and McGannon before the American Arbitration Association on January 10, 2002. The Company has asserted:

•
a contractual claim against Ives, Murrill and McGannon for additional breaches of the representations and warranties made in the Stock Purchase Agreement related to the acquisition of Regional Holding and

•
an indemnification claim for litigation expenses and other specified damages incurred by it after the closing date of the acquisition of Regional Holding related to acts, or omissions, that occurred prior to the closing date of the acquisition.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These breaches of representations and warranties and claims for indemnification arose, or were discovered, after the First Arbitration was filed, and were not litigated or decided in the first arbitration. The Company seeks damages of approximately $616,594.25 and its attorneys’ fees. On February 8, 2002, McGannon responded to the Company’s claim with a general denial of the allegations. Ives and Murrill also responded on February 8, 2002 with a general denial of the allegations, a counterclaim alleging that the Company willfully breached the Stock Purchase Agreement and its duties thereunder, and a prayer for a declaratory judgment and compensatory and punitive damages. The Company has responded with a denial of all Ives’s and Murrill’s counterclaims. Pursuant to its tentative settlement with McGannon, the Company will withdraw its claims against him in this arbitration. The Company expects to select arbitrators in the near future.

CUNA Trademark Lawsuit

The Company filed suit against the Credit Union National Association, Inc. (“CUNA”) on July 26, 2001, in the United States District Court for the District of Kansas to defend its MORE THAN MONEY® service mark. Suit was filed to protect the Company’s rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed the Company’s service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA’s two registrations for its mark be cancelled, and money damages, including a sum to compensate the Company for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001. In March 2002, the Company participated in a court ordered mediation but the parties were unable to reach a resolution. The Company has agreed to revisit the possibility of settlement at a later date following additional discovery. Fact discovery has now closed and expert witness reports on liability issues have been produced by both sides. CUNA’s damages expert report is due August 7, 2002. CUNA’s expert reports were due July 19, 2002. A summary judgment motion was filed by CUNA and the Company filed its response on July 19, 2002. The matter has been set for a final pretrial conference in September 2002 and has been placed on the January 2003 trial docket of the presiding judge. The Company cannot predict with certainty the outcome of this litigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three- and six-month periods ended June 30, 2002. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as the Company’s 2001 Annual Report on Form 10-K. Results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of results to be attained for any other period.

Summary

Consolidated net income for the six months ended June 30, 2002 was $13.1 million; a $1.1 million increase over the $12.0 million for the first six months of 2001. Net income for the three months ended June 30, 2002 was $7.1 million compared with $6.1 million for the three months ended June 30, 2001. Diluted earnings per share were $0.39 for the first six months of 2002 compared to $0.33 per share for the first six months of 2001. Earnings per share were $0.21 for the quarter ended June 30, 2002 compared to $0.17 for the quarter ended June 30, 2001. The return on average assets and equity was 0.83% and 15.68%, respectively, for the six months ended June 30, 2002 compared to 0.88% and 14.42%, respectively, for the six months ended June 30, 2001. The return on average assets and equity was 0.87% and 16.75%, respectively, for the three months ended June 30, 2002 compared to 0.87% and 14.85%, respectively, for the three months ended June 30, 2001.

Results of Operations

Net Interest Income

Total interest income for the six months ended June 30, 2002 was $98.3 million compared to $104.1 million for the six months ended June 30, 2001 or a decrease of $5.8 million. This increase resulted from a $5.8 million decrease in loan interest, a $1.7 million increase in investment security interest, and a $1.7 million decrease in other interest income. Total interest income for the three months ended June 30, 2002 was $50.3 million; an $813,000, or 1.6%, decrease over the three months ended June 30, 2001. The decrease was the result of a $723,000 decline in loan interest income. Average loans increased to $2.3 billion for the three months ended June 30, 2002 compared to $1.9 billion for the three months ended June 30, 2001 or a 16.9% increase. This increase in loan volume was also accompanied by an increase in net interest margin from 3.35% for the three months ended June 30, 2001 to 3.57% for the three months ended June 30, 2002. Average earning assets were $2.9 billion for the six months ended June 30, 2002 compared with $2.5 billion for the first six months of 2001.

Total interest expense for the six months ended June 30, 2002 was $48.5 million compared to $60.3 million for the six months ended June 30, 2001. Total interest expense for the three months ended June 30, 2002 was $24.7 million; a $4.9 million, or 16.5%, decrease over the three months ended June 30, 2001. The decrease was the result of a $6.2 million decrease in interest on deposits and an $1.3 million increase in interest expense on other borrowings.

Net interest income was $49.7 million for the six months ended June 30, 2002 compared with $43.8 million for the six months ended June 30, 2001. Net interest income was $25.6 million for the three months ended June 30, 2002, compared to $21.6 million for the same period in 2001; an increase of 18.9%. The Company’s net interest margin increased from 3.46% for the six months ended June 30, 2001 to 3.57% for the six months ended June 30, 2002. Net interest margin increased from 3.35% for the three months ended June 30, 2001 to 3.57% for the three months ended June 30, 2002. The increase in net interest income and net interest margin was the result of a significant increase in loans during the periods and also of the repricing of bank deposits at lower interest rates. For the three months ended June 30, 2002, average interest bearing liabilities decreased $77.1 million compared to a decrease of $82.8 million in average interest earning assets.

Provision/Allowance for Loan Losses

The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 72% of the Company’s total assets as of June 30, 2002. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management’s experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectability is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary.

The Company actively manages its past due and non-performing loans in each bank subsidiary in an effort to minimize credit losses, and monitors asset quality to maintain an adequate loan loss allowance. Although management believes its allowance for loan losses is adequate for each bank and on an aggregate basis, the allowance may not prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, and significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of the Company’s net income and capital.

The Company considers non-performing assets to include non-accrual loans, other loans past due 90 days or more as to principal and interest (with the exception of those loans which in management’s opinion are well collateralized or exhibit other characteristics suggesting they are collectible), other real estate owned and repossessed assets. Total non-performing loans were $18.1 million and $23.0 million at June 30, 2002 and December 31, 2001, respectively. Total non-performing loans were 0.74% and 1.06% of gross loans at June 30, 2002 and December 31, 2001, respectively. Total non-performing assets were $19.9 million and $27.5 million at June 30, 2002 and December 31, 2001, respectively. Total non-performing assets were 0.60% and 0.91% of total assets at June 30, 2002 and December 31, 2001, respectively.

The allowance for loan losses totaled $30.5 million and $26.1 million at June 30, 2002 and December 31, 2001, respectively, and represented 1.25% and 1.21% of total loans at each date. The provision for loan losses for the six months ended June 30, 2002 was $10.0 million compared to $4.3 million for the six months ended June 30, 2001. Net charge-offs for the six months ended June 30, 2002 were $5.6 million compared to $6.4 million for the six months ended June 30, 2001. Management has continued to review the loan portfolios of the banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

Other Income

Other income for the six months ended June 30, 2002 was $30.8 million compared to $19.9 million for the first six months of 2001. The increase of $10.9 million resulted from an increase of $3.0 million in service fees, a $457,000 decrease in investment trading fees and commissions, an increase of $2.1 million in net securities gains, and a $5.8 million increase in sales from information technology services.

For the three months ended June 30, 2002, other income was $16.9 million compared to $9.9 million for the three months ended June 30, 2001. This equated to an increase of $7.0 million, or 70.7%. A significant change was an increase in sales from information technology sales, which increased from $2.5 million in the second quarter of 2001 to $4.8 million in the second quarter of 2002. This increase was the result of increased sales revenue derived from Information Products, Inc., which was acquired in the second quarter of 2001. The increase also resulted from an increase in service fees of $1.7 million compared with the second quarter of 2001, and a $385,000 decline in investment trading fees and commissions. Net securities gains from related securities sales increased $2.5 million. This was the result of the liquidation of equity securities for a before-tax gain of $2.9 million.

Other Expense

For the first six months of 2002, other expense was $52.3 million compared to $41.4 million for the same period of 2001. Salaries and employee benefits increased from $22.1 million in the first six months of 2001 to $25.3 million in the first six months of 2002, or an increase of $3.2 million. Goodwill expense was $1.1 million during the first six months of 2001, which was reduced to zero in 2002 due to the adoption of a new accounting standard. A $4.1 million increase resulted from the cost of sales component for hardware and software sold by CompuNet. This directly relates to the $5.8 million increase in information technology sales described above in the Other Income section. The remaining expenses classified as other expense increased from $9.9 million to $14.5 million. This increase of $4.6 million was derived from a $1.2 million increase in software and data processing expense, a $1.6 million increase in advertising and marketing costs, an $800,000 increase in legal costs, and an increase of $1.0 million in other miscellaneous expenses.

Other expense for the three months ended June 30, 2002 was $27.5 million, compared to $21.1 million for the three months ended June 30, 2001. This is an increase of $6.4 million, or 30.3%. Salaries and employee benefits increased $1.9 million, cost of sales for information technology sales increased $3.6 million, and other miscellaneous expenses increased $3.3 million in comparing the quarter ended June 30, 2002 with the quarter ended June 30, 2001.

Income Tax Expense

Income tax expense for the six months ended June 30, 2002 was $5.1 million compared to $5.8 million for the six months ended June 30, 2001. The effective tax rate was 28.1% and 32.5% for each period, respectively. The decrease in the effective tax rate from 32.5% to 28.1% was the result of non-taxable income from bank owned life insurance policies and the cessation of amortization of non-deductible goodwill. Income tax expense for the three months ended June 30, 2002 and 2001 was $3.0 million and $2.5 million, respectively. The effective tax rate for each time period was 29.8% and 28.9%, respectively.

Financial Condition

From December 31, 2001 to June 30, 2002, total assets grew from $3.0 billion to $3.3 billion, respectively. Net loans increased from $2.1 billion to $2.4 billion, respectively. Deposits have increased from $2.2 billion to $2.4 billion, respectively. Investment securities were $602.2 million at June 30, 2002, compared to $588.8 million at December 31, 2001; an increase of $13.4 million or 2.3%. Total long and short-term borrowings increased $2.1 million, or 0.4%, from December 31, 2001.

Contractual Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations, defined as operating lease obligations, principal payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of June 30, 2002 for the periods indicated.

	Payments Due by Period
Contractual Cash Obligations	Total	One Year and Less	One to Three Years	Four to Five Years	More than Five Years
	(dollars in thousands)
Operating leases	$7,657	$1,746	$2,712	$1,433	$1,766
FHLB advances (1)	412,887	46,000	13,946	40,830	312,111
Subordinated debt (1)	81,876	1,734	3,468	3,468	73,206
Trust preferred securities	278,782	7,321	14,642	14,642	242,177

Total contractual obligations	$781,202	$56,801	$34,768	$60,373	$629,260

(1)	For floating interest rate obligations, based upon interest rate in effect on June 30, 2002.

Liquidity and Capital Resources

Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank’s assets. Intermediate term liquidity is provided by the Banks’ investment portfolios. The Banks also have established a credit facility with the FHLB, under which they are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. The Company’s liquidity needs and funding are provided through non-affiliated bank borrowings, cash dividends and tax payments from its subsidiary Banks. The Company has a $25 million line of credit with a correspondent bank with $15 million in outstanding borrowings at June 30, 2002. Total loans increased $274 million compared to December 31, 2001 while total deposits increased $271 million compared to the same period. Even with this increase in the balance sheet, the basic liquidity ratio for June 30, 2002 was 12.83%.

Cash and cash equivalents and investment securities totaled $692.5 million, or 20.8%, of total assets at June 30, 2002 compared to $662.6 million, or 22.0%, at December 31, 2001. Cash provided by operating activities for the six months ended June 30, 2002 was $35.8 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $305.3 million, consisting primarily of an increase in loans of $279.6 million and the purchase of fixed assets of $15.6 million. Cash provided by financing activities was $286.0 million, consisting primarily of an increase in deposits of $271.2 million and of an increase in net borrowings of $18.1 million.

The Company and its subsidiaries actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be “well capitalized” a company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be 10.0%, 6.0% and 5.0% respectively. The Company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at June 30, 2002 were 10.40%, 7.13% and 5.80%, respectively. These same ratios at December 31, 2001 were 11.41%, 7.85% and 6.27%, respectively. Total loans increased $274 million compared to December 31, 2001 while total deposits increased $271 million compared to the same period. Even with this increase in the balance sheet, the company’s ratios exceed the necessary levels to be considered well capitalized. The principal source of funds at the holding company level is dividends from the Banks. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At June 30, 2002, the subsidiary banks could pay $29.3 million in dividends to the holding company and still remain well capitalized. Management believes funds generated from the dividends from its subsidiaries and its existing line of credit will be sufficient to meet its current cash requirements. However, if the Company continues at its current rate of internal growth, the Company will need to raise additional equity to remain “well capitalized.”

        In August 2001, the Company completed a common stock repurchase program whereby the Company acquired 1,839,000 shares of common stock, or approximately 5%, of the shares outstanding as of March 7, 2001. In September 2001, the Company announced the approval of another common stock repurchase program whereby the Company was authorized to acquire up to 1,750,336 additional shares of the Company’s common stock, or approximately 5%, of the shares outstanding as of September 17, 2001. As of June 30, 2002, the Company had acquired 3,216,110 shares under these programs at prices ranging from $6.55 to $7.85 per share. On July 24, 2002, the Company terminated the share repurchase program.

CompuNet Activities

CompuNet Engineering, Inc., which was acquired in March 1999, provides information technology, e-commerce services and networking solutions for banks and other businesses. Under current Federal Reserve regulations, the data processing activities of a bank holding company and its subsidiaries must be done primarily for financial companies, and non-financial data processing activities must be limited to 30% of the bank holding company’s total consolidated annual data processing revenues. When the Company acquired CompuNet, the aggregate data processing activities of the Company and CompuNet complied with this 30% limitation.

On December 21, 2000, the Federal Reserve published a proposed regulation that would permit a financial holding company to generate up to 80% of its consolidated data processing revenue from non-financial data processing activities. The proposed regulation limits the investment of a financial holding company in such data processing activities to 5% of the financial holding company’s Tier 1 capital. The comment period on the proposed regulation expired on February 16, 2001. The Company has been advised that the Federal Reserve plans to publish a final regulation during the second half of 2002.

In 2001, CompuNet acquired the assets of Information Products, Inc., which provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware, maintenance and systems design and installation across all industry sectors. This acquisition significantly increased the amount of CompuNet’s non-financial data processing activities. For the year ended December 31, 2001 approximately 71% of CompuNet’s revenues were non-financial in nature, and thus not in compliance with the Federal Reserve’s current 30% limitation.

If later this year the Federal Reserve promulgates a final data processing regulation that is substantially similar to its proposed regulation, the Company believes that CompuNet will not be required to change or limit its data processing activities. If the Federal Reserve does not promulgate such a regulation, then the Company would be required to take corrective action. This could be accomplished by converting CompuNet into a merchant banking investment. This could also be accomplished by increasing CompuNet’s revenues from financial data processing activities, decreasing CompuNet’s revenues from non-financial data processing activities, selling part or all of CompuNet’s business to an unaffiliated third party, or other curative action. Although there is no regulation that sets forth the maximum time period the Company would have to bring CompuNet’s data processing activities back into compliance, the Federal Reserve has generally required that impermissible activities of a bank holding company be terminated within a two year period of time.

If the Company decides to convert CompuNet into a merchant banking investment, the Company (or a wholly-owned subsidiary of the Company) would be the sole stockholder of CompuNet, and CompuNet would be able to engage in an unrestricted amount of non-financial data processing activities. The Company’s investment in CompuNet would be subject to certain significant restrictions. The Company would be required to sell CompuNet within 10 years. Furthermore, the Company would generally be prohibited from routinely managing CompuNet and from having any of the Company’s banks cross-market products with CompuNet. The Company has discussed with the Federal Reserve the possible conversion of CompuNet into a merchant banking investment, and the Federal Reserve has not raised any objections to such a conversion.

The Federal Reserve might not promulgate a final data processing regulation that would permit CompuNet to continue to engage in its current level of non-financial data processing activities. In the event that CompuNet is not converted into a merchant banking investment, the Federal Reserve would require the Company to reduce, restructure, partially divest or completely divest the business activities of CompuNet, and the Company’s non-interest income could be significantly reduced.

Accounting and Financial Reporting

Effective January 1, 2002, the Company adopted Statement of Accounting Standards No.142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has identified its reporting units to be at the individual subsidiary level. The Statement allows until June 30, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of January 1, 2002. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss must be recognized as the cumulative effect of a change in accounting principle in the Company’s 2002 statement of income.

The Company completed the first step in the transitional goodwill impairment valuation, which was to compare the fair value of its reporting units with the carrying amount of the reporting units. Because the fair value of the reporting units exceeded the carrying value of the units, no indication of reporting unit goodwill impairment exists. As a result, performance of the second step on the transitional impairment test described above was not necessary, and no impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company’s 2002 statement of income.

SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” was adopted by the Company on January 1, 2002. The Statement established a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statement also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such specific circumstances. The adoption of the new Statement did not have a significant effect on earnings or the financial position of the Company.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in the first note to the consolidated financial statements in the Company’s 2001 Annual Report on Form 10-K. Critical accounting policies are both important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policy relates to the allowance for loan losses and involves significant management valuation judgments. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the collectability of the loan portfolio. Further discussion of the methodologies used in establishing this reserve is contained in the Provision/Allowance for Loan Losses section of this report.

The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for losses based on a number of factors. If the Company’s assumptions are wrong, its allowance for loan losses may not be sufficient to cover loan losses. The Company may have to increase the allowance in the future. Material additions to the Company’s allowance for loan losses would have a material adverse effect on its net earnings.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance business of the Company and its subsidiaries, including, without limitation:

•	statements that are not historical in nature

•	statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	competitive pressures among financial services companies may increase significantly

•	costs or difficulties related to the integration of the business of the Company and its acquisition targets may be greater than expected

•	changes in the interest rate environment may reduce interest margins

•	general economic conditions, either nationally or in our markets, may be less favorable than expected

•	legislative or regulatory changes may adversely affect the business in which the Company and its subsidiaries are engaged

•	technological changes may be more difficult or expensive than anticipated

•	changes may occur in the securities markets

The Company has described under “Factors That May Affect Future Results of Operations, Financial Condition or Business” additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that the Company has not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made.

Factors That May Affect Future Results of Operations, Financial Condition or Business

The Company is identifying important risks and uncertainties that could affect the Company’s results of operations, financial condition or business and that could cause them to differ materially from the Company’s historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

The Company may not be able to maintain its growth rate.

It may be difficult for the Company to maintain its rapid rate of growth. The rural market areas the Company now serves offer more limited opportunities for growth than the metropolitan markets the Company serves. The Company believes future growth in its revenues and net earnings will depend primarily on its internal growth in the metropolitan markets where it is located. Other financial institutions in these metropolitan markets also compete intensely for assets and deposits. This competition may adversely affect the Company’s ability to profitably grow its asset and deposit base.

During the period from 1996 to 2000, the Company grew significantly through acquisitions. While the Company may supplement its internal growth through future acquisitions in metropolitan markets, primarily in the Midwest and the west coast of Florida, there is great competition for such acquisition candidates. The Company may not be successful in identifying, or evaluating risks inherent in, any such acquisition candidates or be able to acquire such acquisition candidates on terms the Company feels are favorable. In addition, the Company plans to open several new branches in the next twelve months. The increased operating expenses incurred in opening these branches may not be offset by increases in net interest income and other income from these new branches.

The Company’s objectives for earnings growth, return on equity and return on assets have been achieved primarily through extensive growth in loans in Kansas and Florida. Satisfying these objectives in the future will require increasing amounts of capital to meet regulatory requirements. The Company may not be able to obtain such capital in adequate amounts or on attractive terms.

The Company’s allowance for loan losses may not be adequate.

The Company’s allowance for loan losses may not be adequate to cover actual loan losses. As a lender, the Company is exposed to the risk that its customers will be unable to repay their loans according to the terms of the loans and that any collateral securing the payment of the customers’ loans may not be sufficient to cover repayment. Credit losses are inherent in the lending business and could have a material adverse effect on the Company’s operating results. Additionally, approximately 84.8% of the Company’s loan portfolio on June 30, 2002 consisted of construction loans, agricultural loans, loans secured by commercial real estate, and commercial business loans. These loans generally involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans and carry higher loan balances. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality and value of the collateral in the case of collateralized loans, among other things. The Company’s credit risk with respect to its real estate and construction loan portfolio relates principally to the general creditworthiness of individuals and the value of real estate serving as security for the repayment of such loans. The Company’s credit risk with respect to its commercial and consumer installment loan portfolio relates principally to the general creditworthiness of businesses and individuals within the Company’s local markets. The Company’s credit risk with respect to its agricultural loan portfolio relates principally to commodity prices and weather patterns.

As the Company has completed numerous acquisitions from 1996 through 2000 that significantly enhanced its growth, a significant portion of the Company’s existing loan portfolio was not originally underwritten by the Company but was added through these acquisitions. While the Company had the opportunity to review the loan portfolios of the banks it acquired before completing the transactions and has conformed the credit and underwriting policies and procedures of these banks to those of the Company following the acquisitions, these loans may not have undergone the same level of rigorous analysis and review at inception as loans that the Company originates, and may not have the level and quality of supporting documentation in the loan files as the Company’s policies require. Therefore, these acquired loans are subject to greater risk than if the Company had originally underwritten these loans itself.

The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for losses based on a number of factors. If the Company’s assumptions are wrong, its allowance for loan losses may not be sufficient to cover loan losses. The Company may have to increase the allowance in the future. Material additions to the Company’s allowance for loan losses would have a material adverse effect on its net earnings.

Changes in interest rates could adversely affect profitability.

The Company may be unable to manage interest rate risk that could reduce its net interest income. Like other financial institutions, the Company’s results of operations are impacted principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. The Company cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. Interest rate cuts by the Federal Reserve throughout 2001 have generally reduced the Company’s net interest income. While the Company continually takes measures intended to manage the risks from changes in market interest rates, changes in interest rates can still have a material adverse effect on its profitability.

Funding the Company’s substantial cash requirements with dividends from the Company’s bank subsidiaries will reduce the capital levels of the banks and thus their ability to grow.

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. The Company depends primarily on dividends it receives from its subsidiaries, which may be limited by statute and regulations, and its cash and liquid investments, to pay dividends on the Company’s common stock and to pay its operating expenses. In addition, the Company currently has an aggregate outstanding amount of $111.7 million in subordinated debt and trust preferred securities, as compared to total equity of $173.8 million outstanding. As of June 30, 2002, the Company’s annual interest payments due on these borrowings were approximately $9.3 million. The Company is also dependent on dividends from its bank subsidiaries to service these borrowings, and ultimately for principal repayment at maturity, as well as to service the Company’s line of credit.

Even if the Company’s subsidiaries are able to generate sufficient earnings to pay dividends to it, the boards of directors of the subsidiaries may decide to retain a greater portion of their earnings to maintain existing capital or achieve additional capital necessary in light of the financial condition, asset quality or regulatory requirements of the subsidiaries or other business considerations. The extent to which the Company’s bank subsidiaries pay it a significant portion of their retained earnings as dividends to fund the Company’s substantial cash requirements may also reduce the ability of the bank subsidiaries to grow while maintaining regulatory capital ratios at “well capitalized” standards set by federal regulators.

Loss of key personnel could have an adverse effect on the Company’s operations.

The loss of certain key personnel could adversely affect the Company’s operations. The Company’s success depends in large part on the retention of a limited number of key persons, including: Michael W. Gullion, the Company’s Chairman and Chief Executive Officer; Malcolm M. Aslin, the Company’s President and Chief Operating Officer; Rick J. Tremblay, the Company’s Executive Vice President and Chief Financial Officer; and John Price, the Company’s Executive Vice President and Chief Credit Officer. The Company will likely undergo a difficult transition period if it loses the services of any or all of these individuals. In recognition of this risk, the Company owns, and is the beneficiary of, insurance policies on the lives of these key employees and the Company has entered into employment agreements with Messrs. Gullion and Aslin.

The Company also places great value on the experience of the presidents of its subsidiary banks and the community bank presidents in each of the Company’s markets and on their relationships with the communities they serve. The loss of these key persons could negatively impact the affected banking locations. The Company may not be able to retain its current key personnel or attract additional qualified key persons as needed.

Local economic conditions could adversely affect the Company’s operations.

Changes in the local economic conditions could adversely affect the Company’s loan portfolio and results of operations. The Company’s success depends to a certain extent upon the general economic conditions of the local markets that it serves. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers in those markets in Kansas, Oklahoma, Missouri and Florida, including a number of rural markets, where its subsidiary banks operate or are expected to operate. The Company’s commercial, agricultural, real estate and construction loans, and the ability of the borrowers to repay these loans and the value of the collateral securing these loans, are impacted by the local economic conditions. Favorable economic conditions may not continue in such markets.

Technological change may impair the Company’s competitiveness.

The Company cannot predict how changes in technology will impact its business. The financial services market, including banking services, is increasingly affected by advances in technology including developments in: telecommunications; data processing; automation; Internet-based banking; telebanking; and debit cards and so-called “smart cards.” The Company’s ability to compete successfully in the future will depend on whether it can anticipate and respond to technological changes. To develop these and other new technologies, the Company will likely have to make additional capital investments, and its current systems implementation and transition efforts may be unsuccessful. Although the Company continually invests in new technology, it may not have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

The banking business is highly competitive.

The Company operates in a competitive environment. In the metropolitan and suburban areas in which the Company competes, other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and other financial intermediaries offer similar services. The Company also faces competition in its rural markets. Many of these competitors have substantially greater resources and lending limits and may offer certain services the Company’s subsidiary banks and businesses do not currently provide. In addition, some of the non-bank competitors are not subject to the same extensive regulations that govern the Company’s subsidiary banks and businesses. The Company’s profitability depends upon the ability of its subsidiaries to compete in its primary market areas.

Effects of regulatory changes cannot be predicted.

The Company is subject to extensive regulation. The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect depositors and the Federal Deposit Insurance Corporation, not the Company’s creditors or stockholders. The Company’s non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies including the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and state securities and insurance regulators. Regulations affecting banks and financial services businesses are undergoing continuous change, and the Company cannot predict the ultimate effect of such changes. Regulations and laws may be modified at any time, and new legislation may be enacted that affects the Company, its subsidiary banks or its non-bank subsidiaries. Such modifications or new laws could adversely affect the Company.

The Company’s ability to pay dividends on its common stock is limited by the ability of the Company’s subsidiary banks to pay dividends under applicable law and by contracts relating to the Company’s trust preferred securities.

The Company’s ability to pay dividends on its common stock largely depends on the Company’s receipt of dividends from its subsidiary banks. The amount of dividends that the Company’s subsidiary banks may pay to it is limited by federal and state banking laws and regulations. As a financial holding company, the Company’s subsidiary banks are required to maintain capital sufficient to meet the “well capitalized” standard set by the regulators and will be able to pay dividends to the Company only so long as their capital continues to exceed these levels. The Company or its banks may decide to limit the payment of dividends even when the Company or the banks have the legal ability to pay them in order to retain earnings for use in the Company’s or its banks’ business. Under contracts relating to the Company’s trust preferred securities, it is prohibited from paying dividends on its common stock if it has not made required payments on, or has elected to defer payments of interest on, the junior subordinated debentures that support the Company’s trust preferred securities or if an event of default has occurred and is continuing with respect to such debentures. Substantially similar contractual provisions related to the trust preferred securities for American Bank-Florida limit the payment of dividends by the Company’s Florida intermediate holding company.

The Company’s shareholder rights plan and provisions in the Company’s articles of incorporation and its by-laws may delay or prevent an acquisition of the Company by a third party.

The Company’s board of directors has implemented a shareholder rights plan. The rights, which are attached to the Company’s shares and trade together with its common stock, have certain anti-takeover effects. The plan may discourage or make it more difficult for another party to complete a merger or tender offer for the Company’s shares without negotiating with its board of directors or to launch a proxy contest or to acquire control of a larger block of the Company’s shares. If triggered, the rights will cause substantial dilution to a person or group that attempts to acquire the Company without approval of its board of directors, and under certain circumstances, the rights beneficially owned by the person or group may become void. In addition, the Company’s executive officers may be more likely to retain their positions with the Company as a result of the plan, even if their removal would be beneficial to shareholders generally.

The Company’s articles of incorporation and its bylaws contain provisions, including a staggered board and advance notice of stockholder proposals, that make it more difficult for a third party to gain control or acquire the Company without the consent of its board of directors. These provisions also could discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. These provisions of the Company’s governing documents may also have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of the Company’s shareholders.

Quantitative and Qualitative Disclosures About Market Risk

Asset/liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly, through maturity or otherwise. Controlling the maturity or repricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

Along with internal gap management reports, the Company and the Banks use an asset/liability modeling service to analyze each Bank’s current gap position. The system simulates the Banks’ asset and liability base and projects future net interest income results under several interest rate assumptions. The Company strives to maintain an aggregate gap position such that each 100 basis point change in interest rates will not affect net interest income by more than 10%.

The following table indicates that, at June 30, 2002, in the event of a sudden and sustained increase in prevailing market rates, the Company’s net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual
200 basis point rise	$106,607,000	$2,868,000	2.76%
100 basis point rise	$105,570,000	$1,831,000	1.77%
Base Rate Scenario	$103,739,000	—	—
100 basis point decline	$96,486,000	$(7,253,000)	(6.99%)
200 basis point decline	$93,687,000	$(10,052,000)	(9.69%)

PART II

OTHER INFORMATION

Item 1:     LEGAL PROCEEDINGS

Regional Holding Litigation

The following legal proceedings all relate to the Company’s acquisition of Regional Holding Company, Inc. in 1999. The Company purchased all of the capital stock of Regional Holding from Brad D. Ives, David W. Murrill and Robert E. McGannon on August 2, 1999, for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999, between the Company, Regional Holding and Ives, Murrill and McGannon (the “Regional Acquisition”).

The First Regional Arbitration.    The Company prosecuted a claim against Ives, Murrill and McGannon, which was filed before the American Arbitration Association (“AAA”) in June 2000. The Company asserted a claim for breach of the representations and warranties made in the Stock Purchase Agreement. Ives, Murrill and McGannon asserted a counterclaim for breach of certain promissory notes issued by the Company to them as part of the acquisition, seeking a principal amount of $4.08 million, plus interest. Ives, Murrill and McGannon also counter-claimed for declaratory judgment related to the Company’s set-off of its claim against the notes, and for fraud in connection with amendments to the notes, Ives’ and McGannon’s employment agreements and the Stock Purchase Agreement.

The Company also gave Ives, Murrill and McGannon notice invoking an alternative dispute resolution (“ADR”) provision of the Stock Purchase Agreement over the application of generally accepted accounting principles to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. The Company demanded that Ives, Murrill and McGannon join in submitting the dispute to Ernst & Young, LLP, as set forth in the Stock Purchase Agreement. Ives, Murrill and McGannon disputed the timeliness of the demand, and asked the AAA Panel to declare that the Company had not timely invoked the procedure.

The Company obtained an award in its favor after an arbitration hearing held July 16-24, 2001. A three-person AAA panel made an award in the Company’s favor, canceling the $4.08 million promissory notes from it to Ives, Murrill and McGannon, and awarding the Company additional damages of $489,000 against Ives, Murrill and McGannon. In addition, the AAA panel ruled in the Company’s favor on all of Ives’, Murrill’s and McGannon’s counter-claims. The AAA panel denied a request for costs and fees, and denied a motion to reallocate or amend the award. As a result of the AAA panel’s ruling, the Company recorded the cancellation of the notes payable and the monetary award as a reduction of other expense in the third quarter of 2001. With respect to the accounting dispute, the AAA panel ruled in the Company’s favor, ordering the parties to submit the matter in accordance with the contract procedures. It has not yet been submitted to Ernst & Young, LLP for decision.

Civil Court Challenges of First Arbitration Award.    On November 9, 2001, Ives and Murrill filed a Petition to Vacate or Modify Arbitration Award in Jackson County, Missouri Circuit Court. On November 13, 2001, McGannon, who now is represented by separate counsel from Ives and Murrill, filed a virtually identical Petition to Vacate or Modify Arbitration Award, also in Jackson County. The petitions sought to have the court set aside the AAA panel’s award on the grounds that the panel exceeded its authority and/or violated Ives’, Murrill’s and McGannon’s due process rights in making the award. The Company answered the petitions and asserted counterclaims on December 3, 2001. The Company’s counterclaim sought confirmation of the arbitration award, interest on the award from August 31, 2001 until the final judgment and its fees and costs incurred in defending this challenge. Ives and Murrill replied to the Company’s counterclaim on December 10, 2001. McGannon filed his reply on December 28, 2001. The Company filed motions for summary judgment on January 8, 2002. Ives and Murrill opposed the Company’s motion and filed a cross motion for summary judgment on March 11, 2002. McGannon opposed the Company’s motion and filed a cross motion for summary judgment on March 21, 2002. In April 2002, the Company responded to these pleadings and participated in a hearing to (i) discuss the status of summary judgment briefing and (ii) schedule a tentative trial date in June 2002. On June 20, 2002, the Circuit Court granted the Company’s summary judgment motion and denied the summary judgment motions of Ives and Murrill. The court also confirmed the original arbitration award. The Circuit Court ruling became final on July 22, 2002. Ives and Murrill have posted a cash bond, and filed their Notice of Appeal on July 26, 2002.

In mid-June 2002, the Company reached a tentative settlement with Robert McGannon. In the settlement, Gold Banc reserves its right to pursue claims against Ives and Murrill.

Civil Fraud and Employment Claims Suit.    Ives, Murrill and McGannon filed a civil case on September 5, 2000 against Gold Banc Mortgage, Inc., Michael Gullion and Jerry Bengtson (“Defendants”) in the Circuit Court of Jackson County, Missouri. As subsequently amended, Ives, Murrill and McGannon in the Jackson County case allege three counts:

•
that (parallel to their fraud claim in the arbitration proceeding) in December 1999, Defendants fraudulently induced Ives, Murrill and McGannon to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages

•
that McGannon is entitled to declaratory judgment that his placement on administrative leave for a period of time during the arbitration was a constructive termination under his employment agreement entitling him to certain rights

•
that Gold Banc Mortgage breached Ives’ employment agreement when it changed his termination to “for cause” in 2001 based on evidence acquired subsequent to his original termination in 2000 “without cause,” allegedly entitling Ives to payment of employment payments and benefits he otherwise would have received

Gold Banc Mortgage answered, denying the claims against it and asserting affirmative defenses. In light of obtaining confirmation of the original arbitration award, the Company believes that Gold Banc Mortgage’s defenses to the fraud claim are very strong and that the plaintiffs’ fraud claim is without merit. Gold Banc Mortgage will file a motion for summary judgment on the fraud claim. Because of his settlement, McGannon will be dismissing all of his claims with prejudice in this case. With regard to Ives’ employment claims in this case, discovery has begun. The Company believes Gold Banc Mortgage’s defense to this claim to be strong.

Second Regional Arbitration.    The Company filed a second arbitration claim against Ives, Murrill and McGannon before the American Arbitration Association on January 10, 2002. The Company has asserted:

•
a contractual claim against Ives, Murrill and McGannon for additional breaches of the representations and warranties made in the Stock Purchase Agreement related to the acquisition of Regional Holding and

•
an indemnification claim for litigation expenses and other specified damages incurred by it after the closing date of the acquisition of Regional Holding related to acts, or omissions, that occurred prior to the closing date of the acquisition.

These breaches of representations and warranties and claims for indemnification arose, or were discovered, after the First Arbitration was filed, and were not litigated or decided in the first arbitration. The Company seeks damages of approximately $616,594.25 and its attorneys’ fees. On February 8, 2002, McGannon responded to the Company’s claim with a general denial of the allegations. Ives and Murrill also responded on February 8, 2002 with a general denial of the allegations, a counterclaim alleging that the Company willfully breached the Stock Purchase Agreement and its duties thereunder, and a prayer for a declaratory judgment and compensatory and punitive damages. The Company has responded with a denial of all Ives’s and Murrill’s counterclaims. Pursuant to its tentative settlement with McGannon, the Company will withdraw its claims against him in this arbitration. The Company expects to select arbitrators in the near future.

CUNA Trademark Lawsuit

The Company filed suit against the Credit Union National Association, Inc. (“CUNA”) on July 26, 2001, in the United States District Court for the District of Kansas to defend its MORE THAN MONEY® service mark. Suit was filed to protect the Company’s rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed the Company’s service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA’s two registrations for its mark be cancelled, and money damages, including a sum to compensate the Company for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001. In March 2002, the Company participated in a court ordered mediation but the parties were unable to reach a resolution. The Company has agreed to revisit the possibility of settlement at a later date following additional discovery. Fact discovery has now closed and expert witness reports on liability issues have been produced by both sides. CUNA’s damages expert report is due August 7, 2002. CUNA’s expert reports were due July 19, 2002. A summary judgment motion was filed by CUNA and the Company filed its response on July 19, 2002. The matter has been set for a final pretrial conference in September 2002 and has been placed on the January 2003 trial docket of the presiding judge. The Company cannot predict with certainty the outcome of this litigation.

ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5:     OTHER INFORMATION

None

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Required to be Filed by Item 601 of Regulation S-K

3.4	Amendment to Amended and Restated By-laws of Gold Banc Corporation, Inc. adopted by the Board of Directors on April 24, 2002

10.36	Amended and Restated Loan Agreement, dated as of December 1, 1998, between Gold Banc Corporation, Inc. and LaSalle National Bank

10.37	First Amendment to Amended and Restated Loan Agreement, dated as of April 26, 1999, between Gold Banc Corporation, Inc. and LaSalle National Bank

10.38	Second Amendment to Amended and Restated Loan Agreement, dated as of May 1, 2000, between Gold Banc Corporation, Inc. and LaSalle Bank National Association

10.39	Third Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2000, between Gold Banc Corporation, Inc. and LaSalle Bank National Association

10.40	Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 23, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association

10.41	Fifth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association

10.42	Sixth Amendment to Amended and Restated Loan Agreement, dated as of September 28, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association

10.43	Seventh Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2002, between Gold Banc Corporation, Inc. and LaSalle Bank National Association

10.44	Replacement Revolving Note, dated as of July 1, 2002, in favor of LaSalle Bank National Association

10.45	Amended and Restated Third Party Pledge Agreement, dated as of June 1, 2002, between GBC Kansas, Inc. and LaSalle Bank National Association

(b)  REPORTS ON FORM 8-K

The Company filed the following Current Report on Form 8-K during the second quarter of 2002:

(1)  Form 8-K, dated June 17, 2002, filed with the Securities and Exchange Commission on June 19, 2002, reporting under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD BANC CORPORATION, INC.

By:	/S/ RICK J. TREMBLAY
Rick J. Tremblay Senior Vice President and Chief Financial Officer

Date: August 13, 2002

(Authorized officer and principal financial officer of the registrant)