Form 10-K/A
period 2001-12-31
GOLD BANC CORP INC
filed 2002-10-15
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
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

(913) 451-8050
Registrant’s telephone number, including area code:

Securities registered pursuant to section 12 (b) of the Act:

None

Securities registered pursuant to section 12 (g) of the Act:

Title of Each Class
Common Stock, $1.00 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the 28,521,046 shares of common stock, par value $1.00 per share, of the registrant held by non-affiliates of the registrant as of March 6, 2002 was $218,471,212, computed based on the $7.66 closing sale price of such common stock on that date. As of March 6, 2002, the registrant had 33,642,990 shares of its common stock outstanding.

Explanatory Note:

On October 15, 2002, the Company filed Amendment No. 3 to its Registration Statement on Form S-3/A with the Securities and Exchange Commission (the “SEC”), amending its registration statement on Form S-3 originally filed on August 23, 2002. The Company hereby amends and restates Items 1, 5, 6, 7, 8 and 14 of its Annual Report on Form 10-K for the year ended December 31, 2001 that was originally filed with the SEC on March 25, 2002 (the “Original Filing”) to provide supplemental information and clarifying disclosure requested by the SEC in connection with the Form S-3/A and to make other minor changes. This report continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures in this report to speak as of a later date.

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

We are now engaged in a full range of financial activities because of our new designation as a financial holding company. “Financial activities” are broadly defined to include not only banking, insurance and securities activities, but also merchant banking, investment advisory and additional activities that the Federal Reserve Board, in concert with the Secretary of the Treasury, determines to be financial in nature or complementary to such activities. As a financial holding company, we are now eligible to engage in a significantly broader range of financial activities.

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

The Subsidiary Banks

Gold Bank-Kansas.    Gold Bank-Kansas is a Kansas state bank that has 26 banking offices located throughout the state of Kansas as well as two locations in Kansas City, Missouri and two locations in St. Joseph, Missouri. Gold Bank-Kansas is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including: credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. This Bank’s loan portfolio consists primarily of commercial, real estate and agricultural loans. As of December 31, 2001, Gold Bank-Kansas had total assets of approximately $1.5 billion.

Gold Bank-Oklahoma.    Gold Bank-Oklahoma is an Oklahoma state bank that has 18 banking offices located in western and central Oklahoma and one western Kansas location. Its headquarters are located in Edmond, Oklahoma, a suburb of Oklahoma City. Gold Bank-Oklahoma is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Gold Bank-Oklahoma’s loan portfolio consists primarily of commercial, real estate and agricultural loans. As of December 31, 2001, Gold Bank-Oklahoma had total assets of approximately $905.0 million.

American Bank, Bradenton, Florida.    American Bank is a Florida state bank that has nine banking offices located in Bradenton, Florida and five other surrounding communities. We acquired American Bank on March 20, 2000. American Bank is a full service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, brokerage services, safety deposit boxes and a wide range of lending services including: credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. American Bank’s loan portfolio consists primarily of commercial, real estate, personal and agricultural loans. As of December 31, 2001, American Bank had total assets of approximately $545.7 million.

The Financial Services Subsidiaries

Gold Financial Services, Inc.    Gold Financial Services is our wholly-owned subsidiary that serves as the division for our financial holding company activities of insurance, trust, brokerage, investment advisory services, merchant banking, and title insurance services.

Gold Capital Management, Inc.    Gold Capital Management is a securities broker dealer and investment advisor that is registered with the National Association of Securities Dealers, and was formerly known as Midwest Capital Management, Inc. Gold Capital Management’s customers consist primarily of financial institutions located throughout the United States but primarily in the midwestern section of the United States. Gold Capital Management manages a wide variety of stock, bond and money market portfolios for clients that currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa. Gold Capital Management also provides its services to trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Gold Capital Management is headquartered in Overland Park, Kansas, and is a wholly-owned subsidiary of Gold Financial Services. We acquired Gold Capital Management in January 1998.

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

Gold Insurance Agency, Inc.    Gold Insurance Agency is a Kansas insurance agency which sells a full line of insurance products, including life insurance, annuities, property and casualty insurance, disability insurance and credit life insurance. Gold Insurance Agency was previously a subsidiary of Gold Bank-Kansas, but as of December 28, 2000, they became a wholly owned subsidiary of Gold Financial Services. During 2001 we sold several of Gold Insurance Agency’s agency locations and substantially reduced the scope of its operations. Gold Insurance Agency formerly was known as Gold Banc Financial Services, Inc.

Gold Merchant Banc, Inc.    Gold Merchant Banc was established at the end of December 2000 and is a wholly-owned subsidiary of Gold Financial Services. Gold Merchant Banc engages in merchant banking activities as authorized for financial holding companies.

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

Gold Banc Mortgage, Inc.    Gold Banc Mortgage is a residential mortgage banking company with headquarters in Overland Park, Kansas. Gold Banc Mortgage was formerly named Regional Investment Company. We acquired Gold Banc Mortgage in August 1999 and then contributed it to Gold Bank-Kansas on December 16, 1999. On December 28, 2000, Gold Banc Mortgage was transferred to Gold Banc. On October 10, 2000, we initiated a corporate reorganization and announced plans to cease our mortgage banking activities through this subsidiary and the 17 states in which it was doing business. During 2001, Gold Banc Mortgage’s activities were limited to closing out its loan activities.

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

Information Products, Inc.    On April 26, 2001, CompuNet Engineering, a wholly owned subsidiary of our Company, acquired the assets of Information Products for approximately $1 million. Information Products provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware maintenance and systems design and installation across all industry sectors. The asset acquisition was accounted for using the purchase method of accounting. The excess of cost over fair value of the underlying assets acquired was approximately $872 thousand.

North American Savings Bank.    On July 27, 2001, Gold Bank-Kansas entered into an agreement with North American Savings Bank, F.S.B., Grandview, Missouri, to purchase North American’s deposit base of approximately $51 million and physical assets at 8840 State Line Road, Leawood, Kansas. The excess of cost over fair value of the underlying assets acquired was approximately $4.2 million.

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

We have applied our community banking style to the affluent communities in the rapidly developing Johnson County suburbs southwest of Kansas City and the growing Tulsa and Oklahoma City, Oklahoma market areas. We intend to implement this strategy in the higher growth market areas served by the banks acquired during 2000, particularly, in the Oklahoma City, Oklahoma and Sarasota/Bradenton, Florida markets. We believe the recent wave of regional bank acquisitions of local banks in those communities and metropolitan areas, and the subsequent conversion of some of those acquired banks to branch locations, have alienated the customers of those locations. This has created an opportunity for us to attract and retain as loan customers those owner-operated businesses that require flexibility and responsiveness in lending decisions and desire a more personal banking relationship. We believe that we have been able to meet these customers’ expectations without compromising credit standards. The success of this strategy is reflected in our growth and ability to attract significant levels of non-interest bearing deposits in the suburban communities of Leawood and Shawnee, Kansas and in markets such as Tulsa and Oklahoma City, Oklahoma and Sarasota/Bradenton, Florida.

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

Our goals include long-term customer relationships, a high quality of service, and responsiveness to specific customer needs. The principal elements of our operating strategy are:

•
Emphasize Personalized Customer Service and Community Involvement.    We believe that in most of our market areas customer loyalty and service are the most important competitive factors. Our primary goal is to provide exceptional customer service, turning the Gold Banc relationship into “More Than Money”™. Our focus is to provide commercial banking and wealth management in such a manner as to be the “Financial Services Company of Choice.” Our Banks’ management and other employees participate actively in a wide variety of community activities and organizations in order to develop and maintain customer relationships. Our Banks seek to retain and recruit the best available banking talent to deliver the quality of personal banking services required to meet customer expectations and to permit us to meet our goals for long term profitable growth.

•
Capitalize on Changing Market Conditions.    Our management continually monitors economic developments in our market areas in order to tailor our operations to the evolving strengths and needs of the local communities. For example, Gold Bank-Kansas has opened service locations in the high-growth sections of the Kansas City area to fill the void of community banks that our management believes has been created by the recent transaction activity of regional banking institutions. Gold Bank-Oklahoma also has opened a facility in northwestern Oklahoma City in a high-growth area. Florida’s market area is a strong market for commercial banking and wealth management services.

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

Internal Growth.    The recent wave of regional bank acquisitions of community banks in the midwest has created what our management perceives to be a void in the community banking market. It is management’s belief that it has been the practice of regional banking institutions to convert the banks they acquire into branches of the acquiring institution without the retention of local decision making. Our management believes this practice detracts from the delivery of quality personalized services to the existing customer base of those branches. Our management believes our branching activities are distinguished from those of other regional banking institutions by the high degree of autonomy given each branch location.

Our expansion activity has allowed us to diversify our loan portfolio. Furthermore, due to heavy residential and small business development, the loan demand in the suburban Johnson County, Kansas communities, as well as in southeastern Tulsa, Oklahoma, Oklahoma City, Oklahoma and Bradenton/Sarasota, Florida, is greater than that experienced in our rural market areas.

Lending Activities

General.    In each market area we serve, we strive to provide a full range of financial products and services to small and medium-sized businesses and to consumers. We target owner operated businesses and emphasize the use of Small Business Administration and Farm Services Administration lending. Our Banks participate in credits originated within the organization but generally do not participate in loans from non-affiliated lenders. Each of our Banks has an established loan committee which has authority to approve credits within established guidelines. Concentrations in excess of those guidelines must be approved by an executive loan committee comprised of our Chief Executive Officer and one of our Vice Presidents, and the local Bank’s president and senior lending officer. When lending to an entity, we generally obtain a guaranty from the principals of such entity. The loan mix within the individual Banks is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

Residential loans are priced consistently with the secondary market, and commercial and consumer loans generally are issued at or above the prime rate. We have no potential negative amortization loans. The following is a brief description of each major category of our lending activity:

Real Estate Lending.    Commercial, residential and agricultural real estate loans represent the largest class of our loans. As of December 31, 2001, real estate and real estate construction loans totaled $1.0 billion and $203.8 million, respectively or 46.65% and 9.42% of all loans, respectively. Generally, residential loans are written on a variable rate basis with adjustment periods of five years or less and amortized over either 15 or 30 years. We retain in our portfolio some adjustable rate mortgages having an adjustment period of five years or less. Agricultural and commercial real estate loans are amortized over 15 or 20 years. We also generate long term fixed rate residential real estate loans which we sell in the secondary market. We take a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower’s ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance; although, on occasion, we will retain non-conforming residential loans to known customers at premium pricing.

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

Consumer and Other Lending.    Loans classified as consumer and other loans include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. We generally take a purchase money security interest in goods for which we provide the original financing. The terms of the loans range from one to five years, depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 2001, consumer and other loans amounted to $112.4 million, or 5.2% of total loans. We implemented a credit card program in late 1994 and targeted our Banks’ existing customer base as potential consumers. As of December 31, 2001, we had issued 5,899 cards having an aggregate outstanding balance of $3.4 million. We have not marketed credit cards other than to existing customers.

Agricultural Lending.    We provide short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $196.6 million as of December 31, 2001, or 9.1% of total loans. Farm product loans have generally a one year term, and machinery and equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the ability to repay as well as the existence of federal guarantees and crop insurance coverage. Farm Credit Services guarantees are pursued wherever possible. Gold Bank holds a “Preferred Lender Status” from Farm Credit Services, a guarantee program similar to the Small Business Administration, that minimizes the credit exposure of our Banks through partial transfer of the credit risk to the federal government. Preferred Lender Status expedites the processing of loan applications. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans generally are limited to 75% of appraised value.

Loan Origination and Processing

Loan originations are derived from a number of sources. Residential loan originations result from real estate broker referrals, mortgage loan brokers, direct solicitation by our Banks’ loan officers, present savers and borrowers, builders, attorneys, walk-in customers, and in some instances, other lenders. Residential loan applications, whether originated through our Banks or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The average loan is less than $500,000. From time to time, loans may be participated among our Banks.

The loan underwriting procedures followed by our Banks conform to regulatory specifications and are designed to assess both the borrower’s ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Our Bank then obtains reports with respect to the borrower’s credit record and orders and reviews an appraisal of any collateral for the loan (prepared for our Bank through an independent appraiser). The loan information supplied by the borrower is independently verified.

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

Brokerage Services

We provide securities brokerage and investment management services through Gold Capital Management, a wholly-owned subsidiary, which operates as a broker dealer in securities. Customers consist primarily of financial institutions located throughout the United States with concentrations in the midwestern section of the United States. Gold Capital Management manages a wide variety of stock, bond and money market portfolios for clients which currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa. It also provides service to trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Gold Capital Management is registered with the National Association of Securities Dealers as a broker dealer and investment advisor.

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

Insurance Services

We provided insurance agency services through Gold Insurance Agency, a wholly-owned subsidiary. During 2001, we sold most of our agency locations and substantially reduced the activities of Gold Insurance Agency to life insurance products to the bank’s clients.

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

Investment Portfolio

Our Banks’ investment portfolio is used to meet our Banks’ liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high quality investment portfolio oriented toward U.S. government and U.S. government agency securities. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments and a modest amount of investment grade obligations of state and political subdivisions. In managing our interest rate exposure, we also invest in mortgage backed securities and collateralized mortgage obligations. Federal funds sold and certificates of deposit are additional investments that are not classified as investment securities. Investment securities were $588.8 million, or 19.5% of total assets, on December 31, 2001.

Deposits and Borrowings

Deposits are the major source of our Banks’ funds for lending and other investment purposes. In addition to deposits, including local public fund deposits and demand deposits of commercial customers, our Banks derive funds from loan principal repayments, maturing investments, Federal Funds borrowings from commercial banks, borrowings from the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank, and from repurchase agreements. Loan repayments and maturing investments are a relatively stable source of funds while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a long-term basis for funding specific loan transactions and for general business purposes.

Our Banks offer a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and individual retirement accounts. Deposit accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits.

Competition

The deregulation of the banking industry, the widespread enactment of state laws permitting multi-bank holding companies, and the availability of nationwide interstate banking has created a highly competitive environment for financial service providers particularly for institutions in suburban areas such as Gold Bank-Kansas’ Shawnee and Leawood, Kansas locations, Gold Bank—Oklahoma’s Tulsa and Oklahoma City locations and American Bank’s Bradenton/Sarasota locations. These locations compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Some of these competitors have substantially greater resources and lending limits and may offer certain services that these locations do not currently provide. In addition, some of the non-bank competitors are not subject to the same extensive federal regulations that govern these locations.

Our management believes that our Banks generally have been able to compete successfully in their respective communities because of our emphasis on local control and the autonomy of Bank management, allowing our Banks to meet what is perceived to be the preference of community residents and businesses to deal with “local” banks. While management believes our Banks will continue to compete successfully in their communities, there is no assurance future competition will not adversely affect our Banks’ earnings.

Our Executive Officers

Our executive officers are as set forth below.

Name	Age	Principal Occupation and Five Year Employment History
Michael W. Gullion	47	Mr. Gullion has served as Chairman of our Board of Directors and Chief Executive Officer since our inception and served as our President from our inception until February 10, 1999.

Malcolm M. Aslin	54
Mr. Aslin was appointed to the Board of Directors on February 11, 1999. He has served as our President and Chief Operating Officer since February 10, 1999. From October 1995 until February 10, 1999, Mr. Aslin served as (a) Chairman of the Board of Western National Bank and Unison Bancorporation, Inc. in Lenexa, Kansas and (b) Chairman and Managing Director of CompuNet Engineering, L.L.C., a Lenexa, Kansas computer service business we acquired in February 1999. From May 1994 until May 1995, Mr. Aslin served as President of Langley Optical Company, Inc., a wholesale optical laboratory located in Lenexa, Kansas. Prior to purchasing Langley Optical Company, Mr. Aslin spent more than 22 years in various positions with UMB Banks and United Missouri Financial Corporation, including President, Chief Operating Officer and Director of United Missouri Bancshares, Inc. and President and Director of UMB’s Kansas City bank, United Missouri Bank of Kansas City, N.A.

John R. Price	45
Mr. Price is our Executive Vice President—Credit Administration. He has served as a Senior Vice President and Senior Commercial Loan Officer of Gold Bank-Kansas since November 1992. In his present capacity, he serves as a member of each of our Banks’ loan committees and monitors all aspects of our credit risk. Prior to joining us, Mr. Price was employed by the Farmers Home Administration Division of the United States Department of Agriculture, where he served as the Kansas State Director since November 1989.

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

Source of Strength.    Federal Reserve Board policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this policy, a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and to maintain resources and the capacity to raise capital which it can commit to its subsidiary banks. It is the Federal Reserve Board’s position that the failure of a bank holding company to serve as a source of strength to a distressed subsidiary bank is an unsafe and unsound banking practice. This has become known as the “source of strength doctrine.” It is not clear whether the source of strength doctrine is legally enforceable by the Federal Reserve Board.

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

As of November 11, 1999, the Federal Reserve Board, by regulation, has determined that, subject to expressed limitations, certain activities are permissible for bank holding companies and their subsidiaries and may be engaged in upon notice to the Federal Reserve Board without prior approval. These permissible activities include: furnishing or providing services for the internal operations of the bank holding company and its subsidiaries, operating a safe deposit business, making and servicing loans, operating an industrial bank, performing certain trust company functions, acting as an investment or financial advisor in certain capacities, leasing certain real or personal property, making certain investments to promote community development, providing certain data processing services, performing certain insurance agency and underwriting functions, owning, controlling and operating a savings association, providing specified courier services, providing management consulting advice to non-affiliated banks and non-bank depository institutions, selling certain money orders, United States savings bonds and traveler’s checks, performing appraisals of real and personal property, arranging certain commercial real estate equity financing, providing securities brokerage services, underwriting and dealing in certain government obligations and money market instruments, providing foreign exchange advisory and transactional services, acting as a futures’ commission merchant, providing investment advice on financial futures and options on futures, providing consumer financial counseling, providing tax planning and preparation services, providing certain check guaranty services, operating a collection agency, operating a credit bureau, acquiring debt previously contracted property, extending credit and servicing loans, asset management, servicing and collection activities, real estate settlement services, private placement services, buying and selling precious metal bullion, providing administrative and other services to mutual funds, owning shares of a securities exchange, acting as a certification authority for digital signatures and authenticating the identity of persons conducting financial and non-financial transactions, providing employment histories to third parties for use in making credit decisions and to depository institutions and their affiliates for use in the ordinary course of business, check cashing and wire transmission services, providing notary public services, selling postage stamps and postage-paid envelopes, providing vehicle registration services, selling public transportation tickets and tokens and real estate title abstracting.

The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management, management consulting, underwriting of life insurance not sold in connection with a credit transaction, and insurance premium funding, are improper activities for bank holding companies and their subsidiaries. Under the Gramm-Leach-Bliley Act, which was enacted on November 12, 1999, the Federal Reserve Board is prohibited from approving new kinds of activities to be permissible for a bank holding company unless the bank holding company has elected to be a financial holding company. Certain bank holding companies and their subsidiaries possess “grandfather rights” giving them authority to engage in one or more of the activities which are not generally permissible because they were engaged in such activities prior to the adoption of legislation restricting such activities.

Under cross-guaranty provisions of the Federal Deposit Insurance Act, bank subsidiaries of a bank holding company are liable for any loss incurred (or reasonably anticipated to be incurred) by the Bank

Insurance Fund (the “BIF”), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company. Liability under such cross-guaranty would be junior to deposit liabilities and most secured obligations, but senior to obligations to shareholders and most obligations to affiliates. The FDIC has authority to prospectively waive the cross-guaranty provision. As of December 31, 2001, we had three bank subsidiaries: Gold Bank-Kansas, Gold Bank-Oklahoma and American Bank.

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

•
permits bank holding companies to conduct other activities that the Federal Reserve Board and the United States Department of Treasury determine to be financial in nature or incidental to a financial activity or the Federal Reserve Board determines to be complimentary to a financial activity

On December 19, 2000, the Federal Reserve Board promulgated a regulation permitting a financial holding company to act as a “finder,” which is the activity of bringing together one or more buyers and sellers of any product or service for transactions that the parties themselves negotiate and consummate.

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

Furthermore, each of the insured depository institutions must be rated “satisfactory” in its latest Community Reinvestment Act examination.

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

If a financial holding company wishes to engage in activities that are “financial in nature or incidental to a financial activity” but not yet specifically authorized by the Federal Reserve Board, the financial holding company must file an application with the Federal Reserve Board. If both the Federal Reserve Board and Department of Treasury approve the application, the financial holding company may commence the new activity. The Federal Reserve Board may also approve a new activity that is complementary to a financial activity, but the financial holding company must make an additional showing that the activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

A bank holding company that does not elect to become a financial holding company may remain a bank holding company. A bank holding company’s regulatory requirements remain substantially the same with two exceptions. First, the bank holding company and its subsidiaries are subject to new customer privacy regulations which became effective on July 1, 2001. Second, a bank that engages in securities brokerage activities may be required, under certain circumstances, to move its securities brokerage activities to a subsidiary or non-bank affiliate that is a broker-dealer registered with the NASD. Effective June 15, 2000, we elected to become a Financial Holding Company pursuant to the Gramm-Leach-Bliley Act.

Regulatory Capital Requirements.    The Federal Reserve Board has promulgated “capital adequacy guidelines” for use in its examination and supervision of bank holding companies. A holding company’s ability to pay dividends and expand its business through the acquisition of new banking subsidiaries can be restricted if its capital falls below levels established by these guidelines. In addition, holding companies whose capital falls below specified levels can be required to implement a plan to increase capital.

The Federal Reserve Board’s capital adequacy guidelines provide for the following types of capital: Tier 1 capital (also referred to as core capital), Tier 2 capital (also referred to as supplementary capital), Tier 3 capital (consisting of short-term subordinated debt that meets certain conditions and used only in the measure of market risk, as discussed below) and Total capital. A bank holding company’s Tier 1 capital generally includes the following elements: common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 capital elements) and minority interests in the equity accounts of consolidated subsidiaries. Goodwill is generally excluded from Tier 1 capital. Most intangible assets are also deducted from Tier 1 capital. A bank holding company’s Tier 2 capital generally includes allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), most perpetual preferred stock and any related surplus (non-cumulative and cumulative, without percentage limits), certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and certain intermediate-term preferred stock and intermediate-term subordinated debt instruments (to a maximum of 50% of Tier 1 capital excluding goodwill, but phased out as the instrument matures). The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital (net of goodwill). For purposes of calculating the total risk-based capital ratio, Total capital generally includes Tier 1 capital plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, certain deferred tax assets and other deductions as determined by the Federal Reserve Board.

The Federal Reserve Board issued a regulation effective on October 1, 1998 which increases the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights (“MSRs”), non-mortgage servicing assets (“NMSAs”) and purchased credit card relationships (“PCCRs”) are included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 100% of Tier 1 capital and, to the further extent that PCCRs and NMSAs, in the aggregate, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles (“CDI”) and all other identified intangible assets, must be deducted in determining Tier 1 capital.

Effective October 1, 1998, the Federal Reserve Board amended its capital adequacy guidelines to permit bank holding companies to include as part of Tier 2 capital up to 45 percent of the pre-tax net unrealized holding gains on available-for-sale equity securities.

The Federal Reserve Board’s capital adequacy guidelines require a bank holding company to satisfy a Tier 1 Leverage Ratio, a total risk-based capital ratio and a Tier 1 risk-based capital ratio. Under the Tier 1 Leverage Ratio capital guideline, a bank holding company must have and maintain Tier 1 capital in an amount equal to at least 3.0% of its average total consolidated assets. In general, average total consolidated assets means the quarterly average total assets (net of the allowance for loan and lease losses) reported on a bank holding company’s Consolidated Financial Statements (FR Y-9C Report), minus goodwill and any other intangible assets or investments in subsidiaries which are deducted from Tier 1 capital. The 3.0% minimum Tier 1 Leverage Ratio is considered the absolute minimum amount of Tier 1 capital which the most highly rated bank holding companies (those rated composite 1 under the BOPEC rating system for bank holding companies) or those bank holding companies that have implemented the risk-based capital market risk measure set forth in the Federal Reserve Board’s capital adequacy guidelines are required to maintain. All other bank holding companies must maintain a minimum Tier 1 Leverage Ratio of 4.0%.

Under the Federal Reserve Board’s capital adequacy guidelines, a bank holding company must have and maintain a ratio of Total capital to risk-weighted assets of 8% and a ratio of Tier 1 capital to risk-weighted assets of 4%. The amount of a bank holding company’s risk-weighted assets is determined by multiplying the balance sheet amount of each of the bank holding company’s consolidated assets by a specified risk-weight factor of 0%, 20%, 50% or 100%, in accordance with the relative risk level of the asset. In determining risk-weighted assets, off-balance sheet items, such as standby letters of credit, are converted to an on-balance sheet credit equivalent amount by multiplying the face amount of the off-balance sheet item by a credit conversion factor of 0%, 20%, 50% or 100%, in accordance with the probability that the off-balance sheet item will become a credit extended by the bank holding company. In general, intangible assets and other assets which are deducted in determining Tier 1 capital and Total capital may also be excluded from risk-weighted assets.

Under the Federal Reserve Board’s market risk rules, an institution with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. This regulation applies to any bank holding company (a) whose trading activity equals 10% or more of its total assets or (b) whose trading activity equals $1 billion or more. General market risk refers to changes in the market value of on-balance sheet assets and off-balance sheet items resulting from broad market movements. Specific risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument’s issuer. Under the Federal Reserve Board’s rules, an institution must measure its general market risk using its internal risk measurement model to calculate a “value-at-risk” based capital charge. An institution must also measure its specific risk either through a valid internal model or by a so-called standardized approach. The standardized approach for the measurement of specific risk uses a risk-weighing process developed by the Federal Reserve Board which categorizes individual instruments and then assesses a fixed capital charge. Until September 1997, an institution that used an internal model to measure specific risk rather than the standardized approach, was required to hold capital for specific risk at least equal to 50% of the specific risk charge calculated when using the standardized approach (the minimum specific risk charge). If that portion of an institution’s “value-at-risk” capital charge which was attributable to specific risk, did not equal the minimum specific risk charge, the institution was subject to additional charges to make up for such difference. In September 1997, the Federal Reserve Board eliminated the use of the minimum specific risk charge and consequently, the need for a dual calculation if an institution uses its internal model to measure specific risk. Therefore, an institution using a valid internal model to measure specific risk may use the “value-at-risk” measures generated by its model without being required to compare the model-generated risk charge to the minimum specific risk charge as calculated under the standardized approach.

The regulation supplements the existing credit risk-based capital standards by requiring an affected institution to adjust its risk-based capital ratio to reflect market risk. In measuring market risk, institutions may use Tier 3 capital to meet the market risk capital requirements. Tier 3 capital is subordinated debt that is unsecured, fully paid up, has an original maturity of at least two years, is not redeemable before maturity without the prior approval of the institution’s supervisor, is subject to a lock-in clause that prevents the issuer from repaying the debt even at maturity if the issuer’s capital ratio is, or with repayment, would become, less than the minimum 8% risk-based capital ratio, and does not contain, and is not covered, by any covenants, terms or restrictions that may be inconsistent with safe and sound banking practices.

On December 31, 2001, we were in compliance with all of the Federal Reserve Board’s capital guidelines. On such date, we had a Tier 1 leverage ratio of 6.27% (compared with a minimum requirement of 4%), a ratio of total capital to risk-weighted assets of 11.41% (compared with a minimum requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 7.85% (compared with a minimum requirement of 4%).

Interstate Banking and Branching.    Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), bank holding companies are permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The Federal Reserve Board, however, may not approve an interstate acquisition if, as a result of the acquisition, the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit.

Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. First, a state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). Second, a state may establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company (a “deposit cap”), provided that such deposit limit does not discriminate against out-of-state bank holding companies.

The Riegle-Neal Act now permits affiliated banks in different states to act as agents for each other for purposes of receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as an agent for an affiliated bank is not considered a branch of the affiliated bank.

Beginning on June 1, 1997, the Riegle-Neal Act authorized interstate branching by allowing a merger of banks with different home states to result in a single bank with branches in both states. The Riegle-Neal Act gave states the right to “opt out” and prohibit interstate mergers by passing legislation before June 1, 1997 that expressly prohibits all merger transactions with out-of-state banks. The

Riegle-Neal Act also gave states the right to “opt in” and authorize early interstate mergers by passing legislation that expressly permits interstate merger transactions with all out-of-state banks. The Riegle-Neal Act authorized banks to establish and operate de novo branches in a state (other than the bank’s home state) only if the host state “opts in” to authorize de novo interstate banking by passing legislation that expressly permits all out-of-state banks to establish de novo branches in the state. As of June 1, 1997, approximately 44 states acted on the Riegle-Neal Act. As of June 1, 1997, only two states, Texas and Montana, opted out. Two states contiguous with Kansas’ borders, Nebraska and Oklahoma, affirmatively “opted-in.” Neither Kansas, Colorado nor Missouri acted by June 1, 1997 to “opt-in” or “opt-out.” Therefore, interstate branching of banks by merger is now permitted in Kansas and its contiguous states.

Effective October 10, 1997, the Riegle-Neal Act prohibits any bank from establishing or acquiring a branch or branches outside its home state primarily for the purpose of deposit production. An interstate branch must reasonably help meet the credit needs of the communities served as determined by a loan-to-deposit ratio screen. The FDIC and other banking agencies, under the final rule, will determine a bank’s total loan-to-deposit ratio for all branches opened in a particular state one year or more after the bank has established an interstate branch. If the ratio is less than 50% of the average loan-to-deposit ratio for all banks headquartered in that state, the banking regulators will try to determine whether the branches are making a “reasonable” effort to meet the needs of the community served in that state by using six mitigating factors. The agencies may impose sanctions on institutions found not to meet the community credit needs. The regulators may require the bank to close branches in the state where it has a low loan-to-deposit ratio, and may prohibit the bank from opening any new branches unless the institution assures the agencies that it will attempt to meet those credit needs.

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

On December 31, 2001, each of the Banks was in compliance with its federal banking agency’s minimum capital requirements. The capital ratios of each of the Banks as of December 31, 2001 is shown on the chart below.

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

Classification of Banks.    Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under regulations promulgated by the Federal Reserve Board, the FDIC, and the OTS, a bank or savings bank is deemed to be:

•
“well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio)

•
“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater if the bank has a CAMELS rating of 1)

•
“undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3% if the bank has a CAMELS rating of 1)

•	“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%

•	“critically undercapitalized” if it has a Tier 1 leverage ratio that is equal to or less than 2%

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

Deposit Insurance and Assessments.    The deposits of our subsidiary banks are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Certain deposits of Gold Bank-Kansas are insured by the Savings Association Insurance Fund (the “SAIF”) administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under federal banking regulations, our Banks are required to pay semiannual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC’s assessment rates range from zero (0) cents to 27 cents per $100 of insured deposits. Institutions qualifying for the zero (0) cents assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase the reserve ratio of the BIF and the SAIF. There is no cap on the annual assessment rate which the FDIC may impose.

In addition to any assessments that may be imposed by the FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by Financing Corporation on SAIF-assessable deposits and BIF-assessable deposits. Generally speaking, until December 31, 1999, the assessment rate imposed by Financing Corporation with respect to BIF-assessable deposits was at a rate equal to one-fifth of the assessment rate for SAIF-assessable deposits. As of January 1, 2001, BIF-assessable deposits and SAIF-assessable deposits were assessed by Financing Corporation at the same rate of 1.82 basis points of assessable deposits. Consequently, the change in Financing Corporation’s assessment rates has resulted in Financing Corporation increasing its annual assessment rate on Gold Bank-Kansas, Gold Bank-Oklahoma and American Bank. As of December 31, 2001, Gold Bank-Oklahoma and American Bank only had BIF-assessable deposits and Gold Bank-Kansas had both BIF-assessable deposits and SAIF-assessable deposits.

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

The maximum amount that a Florida state bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 15% of the bank’s capital accounts, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule, including loans fully secured by government securities, deposit accounts in the bank or loans made to school boards.

The maximum amount that a Kansas state bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 25% of the bank’s capital, plus an additional 10% for loans fully secured by certain kinds of real estate collateral. There are certain exceptions to the general rule, including loans fully secured by government securities, time deposit accounts in the bank, or bonded warehouse receipts issued to the borrower by some other person.

The maximum amount that an Oklahoma state bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 30% of the bank’s capital, less intangible assets. There are certain exceptions to the general rule, including loans fully secured by government securities or deposit accounts in the bank.

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

Community Reinvestment Act.    On May 4, 1995, the Federal Reserve Board, the FDIC, the OTS and the OCC adopted regulations relating to the Community Reinvestment Act (the “CRA”). The purpose of the CRA regulations is to establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods, and to provide that the agencies’ assessment shall be taken into account in reviewing certain applications. The regulations seek to emphasize an institution’s performance rather than the process, to promote consistency in evaluation of institutions, and to eliminate unnecessary reporting burdens. The regulations replace the previous twelve assessment factors for large banks with three tests: (a) a lending test, (b) a service test, and (c) an investment test. While documentation requirements have been substantially reduced, the safe harbors from CRA protest have also been eliminated.

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

Other Regulatory Limitations.    Gold Banc, our Banks and the Non-Bank Subsidiaries are “affiliates” within the meaning of the Federal Reserve Act. As such, the amount of loans or extensions of credit which our Banks may make to non-bank affiliates or to third parties, secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the Federal Deposit Insurance Act. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

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

Financial Service Subsidiaries.    Gold Banc’s non-bank financial service subsidiaries are subject to the supervision of the Federal Reserve Board and may be subject to the supervision of other regulatory agencies including the Securities and Exchange Commission (“SEC”), the NASD, the Missouri Division of Finance, and state securities and insurance regulators.

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

The regulations, to which broker/dealers are subject, cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers’ funds and securities, recordkeeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretation or enforcement of existing laws and rules, often affect directly the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purposes of regulation and discipline of broker/dealers is the protection of customers and the securities market rather than the protection of creditors and stockholders of broker/dealers.

Other Regulations.    Interest and certain other charges collected or contracted for by our Banks are subject to state usury laws and certain federal laws concerning interest rates. Our Banks’ loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth In Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Debt Collection Practices Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. Our Banks also are subject to the Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Regulations on Privacy of Customer Information.    Under the Gramm-Leach-Bliley Act:

•	the Federal Reserve Board regulates and monitors the Fair Credit Reporting Act’s restrictions on the transfer of customer information between a state member bank and its affiliates

•	the FDIC regulates and monitors the Fair Credit Reporting Act’s restrictions on the transfer of customer information between a state non-member bank and its affiliates

•	the OTS regulates and monitors the Fair Credit Reporting Act’s restrictions on the transfer of customer information between a federal savings association and its affiliates

Starting on July 1, 2001, the OCC, FDIC and Federal Reserve began regulating and monitoring restrictions on the transfer of non-public personal information of consumers by their supervised institutions to non-affiliated third parties.

Monetary Policy and Economic Conditions.    The principal sources of funds essential to the business of banks and bank holding companies are deposits, shareholders’ equity and borrowed funds. The availability of these various sources of funds and other potential sources such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors- the most important of which are the monetary policies of the Federal Reserve Board and the relative costs of different types of funds.

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

Substantially all of the restrictions on the maximum interest rates banks are permitted to pay on deposits have been removed, although banks are still prohibited from paying interest on demand deposits. Consequently, banks are substantially free to pay interest at any rate. Deregulation has increased competition among such institutions for attracting deposits and has resulted in an overall increase in such institutions’ cost of funds.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS.

Our common stock, par value $1.00 per share, trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “GLDB.”

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

On March 7, 2001, we announced we were commencing a common stock repurchase program whereby we may acquire up to 1,839,000 shares of common stock or approximately 5% of the shares currently outstanding. We completed the repurchase program in August, 2001 at prices ranging from $6.55 to $7.85. On September 17, 2001, we announced the approval of another common stock repurchase program whereby we may acquire up to 1,750,336 additional shares of our common stock, or approximately 5% of the outstanding shares. At December 31, 2001, we had 373,426 shares not purchased under the second repurchase program. At December 31, 2001, we had acquired 2,911,610 shares under these programs at prices ranging from $6.55-$7.85 per share. The shares may be purchased from time to time over the next 12 months in the open market at prevailing market prices or in privately negotiated transactions. The extent and timing of any repurchases will depend on market conditions and other factors.

ITEM 6.     SELECTED FINANCIAL DATA

This selected consolidated information should be read in conjunction with our consolidated financial statements and notes.

	At or for the Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands except share data and ratios)
Earnings
Net interest income	$89,078	$93,460	$88,185	$78,800	$64,087
Provision for loan losses	15,314	4,673	11,586	5,111	4,921
Non-interest income	45,048	28,837	29,449	17,731	12,660
Non-interest expense	89,639	116,803	83,373	63,962	46,569
Income taxes	4,820	5,275	7,900	6,792	7,738
Net earnings (loss)	24,353	(4,454)	14,775	20,666	17,519

Financial Position
Total assets	$3,016,472	$2,717,598	$2,550,741	$2,213,270	$1,745,200
Loans receivable, net	2,136,308	1,919,988	1,793,810	1,503,717	1,185,718
Allowance for loan losses	26,097	26,180	26,038	20,141	16,455
Goodwill and other intangibles, net	38,720	33,376	47,576	22,996	10,293
Investment securities	588,844	525,981	455,162	432,634	349,577
Deposits	2,163,866	2,133,877	2,006,154	1,824,557	1,477,986
Long-term borrowings	416,413	200,561	89,753	97,283	18,849
Guaranteed preferred beneficial interest in Company debentures	111,749	82,549	83,319	44,999	28,750
Stockholders’ equity	165,645	169,246	167,048	163,637	135,774

Per Share Data
Net income (loss) per share—basic and diluted	$.69	$(.12)	$.39	$.56	$.49
Book value per share	4.88	4.51	4.48	4.48	3.91
Cash dividends declared(1)	0.08	0.08	0.08	0.075	0.045
Average shares outstanding	35,520	37,653	37,529	36,584	35,399

Ratios
Return (loss) on average assets	0.86%	(0.17)%	0.63%	1.03%	1.10%
Return (loss) on average equity	14.38%	(2.40)%	8.71%	13.35%	13.92%
Dividend payout(1)	11.60%	—	20.51%	13.39%	9.18%
Net interest margin	3.57%	3.96%	4.18%	4.36%	4.40%
Allowance for loan losses to non-performing loans	113.42%	126.34%	331.65%	278.38%	270.20%
Non-performing assets to total assets	0.91%	0.90%	0.42%	0.47%	0.46%
Non-performing loans to total loans	1.06%	1.06%	0.43%	0.48%	0.51%
Net loan charge-offs to average loans	0.77%	0.24%	0.48%	0.28%	0.30%

Capital Ratios
Tier 1 risk-based capital ratio	7.85%	8.92%	9.76%	11.16%	11.73%
Total risk-based capital ratio	11.41%	11.41%	12.20%	12.38%	12.91%
Leverage ratio	6.27%	7.16%	7.55%	8.36%	9.06%

(1)	Prior to the second quarter of 1997, the Company had not paid cash dividends on shares of its common stock. No dividend payout ratio was calculated for 2000 because of the net loss for the year.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

We have focused on growth of our Banks’ lending and other services by cultivating relationships with small businesses and other clients. We have expanded through a strategy of internal growth supplemented by community bank acquisitions that are believed to be accretive to earnings and stockholders’ equity. We have taken steps to offer traditional and on-line banking wealth and asset management and other financial services to customers of our Banks. In 2001, we acquired one branch location of a savings institution, one technology service company, and one securities company specializing in public finance and advisory services. During 2000, we acquired three banks and created a financial services division. During 1999, we acquired one bank and two non-bank subsidiaries.

The following table lists our Banks’ total assets (in millions of dollars) as of December 31, 2001.

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

We entered Edmond, Oklahoma City and outlying communities in central and western Oklahoma with the acquisition of Country Banc in March 2000. Country Banc’s two subsidiary banks, People First and American Heritage, were also merged along with Citizens Bank of Tulsa to create Gold Bank-Oklahoma. The Edmond location serves a rapidly growing area in northeastern Oklahoma City and is in the process of opening a new branch in the growing corridor and residential area in northwestern Oklahoma City. Gold Bank-Oklahoma also serves a number of smaller, mature markets and rural communities in central and western Oklahoma. The Gold Bank-Oklahoma market accounted for approximately 30% of our total assets at year-end 2001.

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

Other local markets where we operate generally did not experience the level of growth seen in Johnson County, Tulsa, Edmund and Sarasota/Bradenton, but their economies were sound with a mix of services, manufacturing and agriculture-related industries. Each of the local markets is generally a county seat and our Banks’ locations serve both that city and the surrounding area.

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

Each Bank’s profitability depends primarily on net interest income which is interest income on interest-earning assets less interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities and other earning assets such as Federal Funds sold. Interest-bearing liabilities include customer deposits, time and savings deposits and other borrowings such as Federal Funds purchased, short-term borrowings and long-term debt, including junior subordinated deferrable interest debentures. Besides the balances of interest-earning assets and interest-bearing liabilities, net interest income is affected by each Bank’s interest rate spread. This spread is the difference between the Bank’s average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by changes in interest rates, deposit flows and loan demand, among other factors.

The levels of non-interest income and non-interest expense also affect our profitability. A significant portion of our revenue is non-interest income of our Banks and non-bank subsidiaries consisting of investment trading fees and commissions, service fees, gains on the sale of mortgage loans and investment securities, and other fees. Non-interest expense consists of compensation and benefits, occupancy related expenses, deposit insurance premiums, expenses of opening bank offices, acquisition-related expenses and other operating expenses. Our profitability also is affected by the effective tax rate, our Banks’ provision for loan losses, and various non-recurring items.

Results of Operations

Overview

For the year ended December 31, 2001, we acquired a branch of a savings institution, a technology service provider, and a securities company. The acquisitions were accounted for as purchase transactions. Total consideration paid for the 2001 acquisitions using the purchase method was $6.5 million in excess of various assets included in the purchase.

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

Net earnings for 2001 decreased $0.1 million over 2000 net earnings, excluding nonrecurring expenses. This decrease was the result of decreased net interest income of $4.4 million, increased provisions for loan losses of $10.6 million, and was offset by an increase in other income of $16.2 million and a decrease in non-interest expense of $27.2 million and a decrease of income tax expense of $0.5 million.

Net earnings for 2000, excluding the nonrecurring expenses described above, increased $6.7 million over 1999 net earnings, excluding nonrecurring expenses. This increase was the result of increased net interest income of $5.3 million and decreased provisions for loan losses of $6.9 million, and was offset by a decrease in other income of $1.2 million and an increase in non-interest expense of $4.6 million and a increase of income tax expense of $1.4 million.

Net Interest Income

The following table presents our average balances, interest income and expense on a tax equivalent basis, and the related yields and rates on major categories of our interest-earning assets and interest-bearing liabilities for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2001			2000			1999
	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid
	(Dollars in thousands)
Assets:
Loans, net(1)	$1,965,761	$167,296	8.51%	$1,868,494	$175,687	9.40%	$1,627,212	$147,881	9.09%
Investment securities-taxable	461,852	30,042	6.50%	406,664	25,956	6.38%	384,136	24,353	6.34%
Investment securities-nontaxable(2)	54,406	5,245	9.64%	65,703	4,949	7.53%	54,394	3,240	5.96%
Other earning assets	64,434	6,054	9.40%	60,322	3,507	5.81%	72,919	3,884	5.33%

Total earning assets	2,546,453	208,637	8.19%	2,401,183	210,099	8.75%	2,138,661	179,358	8.39%

Noninterest-earning assets	270,460			254,095			201,425

Total assets	$2,816,913			$2,655,278			$2,340,086
Liabilities and Stockholders’ Equity:
Savings deposits and interest— bearing checking	$693,265	$17,999	2.60%	$609,911	$22,117	3.63%	$660,266	$21,070	3.19%
Time deposits	1,178,995	67,584	5.73%	1,116,102	67,111	6.01%	984,875	52,610	5.34%
Short-term borrowings	84,591	5,560	6.57%	182,856	9,223	5.04%	104,740	6,579	6.28%
Long-term borrowings	424,138	26,580	6.27%	269,254	16,456	6.11%	158,609	9,780	6.17%

Total interest-bearing liabilities	2,380,989	117,723	4.94%	2,178,123	114,907	5.28%	1,908,490	90,039	4.72%

Non-interest-bearing liabilities	266,563			291,540			261,890
Stockholders’ equity	169,361			185,615			169,706

Total liabilities and stockholders’ equity	$2,816,913			$2,655,278			$2,340,086

Net interest income(3)		$90,914			$95,192			$89,319

Net interest spread			3.25%			3.47%			3.67%

Net interest margin(4)			3.57%			3.96%			4.18%

(1)	Non-accruing loans are included in the computation of average balance.
(2)	Yield is adjusted for the tax effect of tax exempt securities. The tax effects in 2001, 2000, and 1999 were $1,836,000, $1,732,000, and $1,134,000, respectively.
(3)	We include loan fees in interest income. Such fees totaled $6,357,000, $4,443,000, and $3,956,000 in 2001, 2000, and 1999, respectively.
(4)	The net interest margin on average earning assets is the net interest income divided by average interest-earning assets.

For 2001, total interest income decreased $1.5 million, or 0.8%, on a fully taxable equivalent basis. The $1.5 million decrease was primarily due to increased loan volume which was more than offset by decreases in interest rates on outstanding loans. Interest income on loans decreased $8.4 million, or 4.8%. For 2001, the average loan balance increased $97.3 million, or 5.2%, and the yield earned on loans decreased from 9.40% in 2000 to 8.51% in 2001. Interest income on investments increased $4.3 million, or 14.2%. For 2001, the average investment balance, (taxable and non-taxable), increased $43.9 million, or 9.3%. Interest income on non-taxable investments was negatively impacted by the decrease in the average balance outstanding.

For 2000, total interest income increased $30.7 million, or 17.13%. The $30.7 million increase was primarily due to increased loan volume. Interest income on loans increased $27.8 million, or 18.8%.

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

	Year Ended December 31,
	2001 compared to 2000			2000 compared to 1999
	Volume	Average Rate	Total Changes	Volume	Average Rate	Total Changes
	(Dollars in thousands)
Interest Income:
Loans(1)	$9,143	$(17,534)	$(8,391)	$21,928	$5,878	$27,806
Investment securities-taxable	3,586	500	4,086	1,428	175	1,603
Investment securities-non-taxable	(851)	1,147	296	674	1,035	1,709
Other earning assets	239	2,308	2,547	(671)	294	(377)

Total interest income	12,118	(13,580)	(1,462)	23,359	7,382	30,741
Interest expense:
Savings deposits and interest-bearing checking	3,026	(7,144)	(4,118)	(1,607)	2,654	1,047
Time deposits	3,780	(3,308)	473	7,010	7,491	14,501
Short-term borrowings	(4,953)	1,290	(3,663)	4,907	(2,263)	2,644
Long-term borrowings	9,463	662	10,124	6,822	(146)	6,676

Total interest expense	11,316	(8,500)	2,816	17,132	7,736	24,868

Increase (decrease) in net interest income	$801	$(5,079)	$(4,278)	$6,226	$(1,795)	$5,873

(1)	We include loan fees in interest income. Such fees totaled $6,357,000, $4,443,000, and $3,956,000 in 2001, 2000, and 1999, respectively.

Provision	for Loan Losses

An integral part of combining credit portfolios in our mergers requires converting the purchased banks’ credit culture and credit standards to ours. Inherent with the implementation of these processes and procedures is a potential for increased credit risk. To prepare for this risk, we generally increase our provisions to prepare for any credit exposure. It is anticipated, that as these merged banks adopt and implement these procedures, credit risk should decline, requiring lower provisions.

The provision for loan losses is a charge against income taken to maintain the allowance for loan losses at a level consistent with management’s assessment of anticipated losses inherent in the loan portfolio in light of economic conditions, market trends and other factors, at a given point in time. An integral part of combining credit portfolios in our mergers requires converting the purchased bank’s credit culture and credit standards into the Company’s. The allowance for loan losses is based on a regular analysis of historical loss rates, specific reserves for loans separately identified and general reserves. The provision for loan losses was $15.3 million for 2001 compared to $4.7 million for 2000 or a 227.7% increase. These provisions were made to reflect management’s assessment of the change in the risk of loan losses specifically including the significant growth in outstanding loans, and an increase in non-performing loans and unexpected charge-offs in our Oklahoma region. During 2001, gross loans, excluding loans held for sale, increased $339.0 million or 18.7%. Substantially, the majority of the loan growth occurred in the real estate and commercial loan portfolios. This loan growth accounted for approximately one third of the increase in the provision for loan losses in 2001. Non-performing loans increased to $23.0 million as of December 31, 2001 as compared to $20.7 million at December 31, 2000. The increase in non-performing loans impacted provision for loan losses related primarily to loans existing in the banks acquired by Gold Bank-Oklahoma, as further described under Asset Quality.

Part of the increase in provision for loan losses in 2001 was the result of unexpected charge-offs in our Oklahoma region with smaller increases in our Kansas and Florida markets. The unexpected charge-offs of approximately $6.8 million in Gold Bank-Oklahoma can be attributed primarily to five borrowers. This would include one borrower who had pledged publicly traded common stock as collateral to secure a $3.0 million dollar loan. The common stock became worthless when it was delisted and the corporation subsequently declared bankruptcy in November 2001. We then charged off the outstanding loan balance on this loan. The second borrower was for a loan to a distributor of sports apparel that was placed on non-accrual in 2000 and was liquidated in 2001. This loan is further described in the Asset Quality section. We believe that our continued analysis of the loan portfolio has identified our probable loan losses at December 31, 2001 and the provision for loan loss and charge-offs are expected to be less in 2002 than 2001.

The provision for loan losses was $4.7 million for 2000 compared to $11.6 million for 1999, a 59.5% decrease. Non-performing loans increased to $20.7 million as of December 31, 2000 as compared to $7.9 million at December 31, 1999.

Non-Interest Income

The following table presents the components of our non-interest income for the years indicated:

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Service fees	$15,526	$10,802	$10,854
Investment trading fees and commissions	6,017	2,697	3,293
Net gains on sales of mortgage loans	1,848	5,335	4,116
Realized gains (losses) on sale of securities	1,717	(1,976)	(466)
Information technology services	13,308	4,385	3,805
Trust fees	2,297	2,345	1,665
Merchant fees	—	1,243	1,091
Other income	4,335	4,006	5,091

Total non-interest income	$45,048	$28,837	$29,449

Non-interest income as a percentage of average total assets	1.60%	1.09%	1.26%

Non-interest income was $45.0 million for 2001 compared to $28.8 million for 2000 a 56.2% increase. Gain on sale of mortgage loans decreased $3.5 million, or 65.4%, in 2001 due to the closing of the mortgage operations in 2000. Non-interest income was $28.8 million for 2000 compared to $29.4 million for 1999 a 2.1% decrease. Investment trading fees and commissions increased from $2.7 million to $6.0 million which reflects increased volume of the Company’s brokerage operation and was also impacted by the acquisition of Ott Financial. Information technology service income increased from $4.4 million to $13.3 million which was primarily attributable to sales generated through the acquisition of IPI.

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

Total non-interest expense was $89.6 million for 2001 compared to $116.8 million for 2000, a 23.3% decrease. Salaries and employee benefits increased $2.7 million while occupancy expenses decreased $2.1 million. Information technology services cost of sales increased from $1.7 million to $8.6 million due to cost of sales incurred with the increased sales of information technology services from $4.4 million to $13.3 million. These additional sales and the related cost of sales were primarily the result of additional activity from the acquisition of IPI. Other non-interest expense was lower in 2001 primarily because consolidation/repositioning/ pooling/mortgage subsidiary closing expenses were $32.8 million in 2000 and a negative $5.1 million in 2001. We recorded a recovery related to the Regional Arbitration settlement award of $4.9 million in 2001 in this expense category.

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

Asset/Liability Management

Asset/liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly through maturity or otherwise. Controlling the maturity or repricing of an institution’s assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position, will normally result in greater changes in net interest income as interest rates change.

Along with internal gap management reports, we and our Banks use an asset/liability modeling methodology to analyze each Bank’s current gap position. That methodology simulates our Banks’ asset and liability base and projects future net interest income under several interest rate assumptions. We strive to maintain an aggregate gap position, so that changes in interest rates will not negatively affect net interest income by more than 10% in any 12 month period.

We have not engaged in derivatives or hedging transactions to synthetically alter net interest income.

The following table indicates that at December 31, 2001, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase while a decrease in rates would indicate a decrease in income.

Changes in Interest Rate	Net Interest Income	Change	Percent Change
200 basis point rise	$112,105,000	$2,709,000	2.5%
100 basis point rise	111,071,000	1,675,000	1.5%
Base rate scenario	109,396,000	—	—
100 basis point decline	103,712,000	(5,584,000)	(5.0)%
200 basis point decline	100,833,000	(8,563,000)	(7.8)%

The following table sets forth the maturities of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001.

	Interest Rate Sensitivity
	0-3 Months	4 Months to 12 Months	Over 1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Loans	$1,094,348	$175,788	$628,113	$264,156	$2,162,405
Investment securities	70,904	114,494	278,895	74,031	538,324
Other interest-bearing assets	542	—	—	—	542

Total rate sensitive assets	$1,165,794	$290,282	$907,008	$338,187	$2,701,271

Rate Sensitive Liabilities:
Savings deposits and interest-bearing checking	$728,078	—	—	—	$728,078
Time deposits	350,743	567,770	251,969	1,497	1,171,979
Short-term borrowings	30,908	—	—	—	30,908
Long-term borrowings	102,884	39,971	73,619	311,688	528,162

Total rate-sensitive liabilities	$1,212,613	$607,741	$325,588	$313,185	$2,459,127

Net gap	$(46,819)	$(317,459)	$581,420	$25,002	$242,144

Cumulative gap	$(46,819)	$(364,278)	$217,142	$242,144

Cumulative ratio of interest-earning assets to interest-bearing liabilities	96.14%	79.99%	110.12%	109.85%

Ratio of cumulative gap to interest-earning assets	(4.02)%	(25.02)%	9.19%	8.96%

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

•
Held for Sale.    Loans held for sale represent residential loans intended to be sold to secondary investors, and in the process of being delivered, and student loans held for sale. Loans held for sale totaled $11.3 million at December 31, 2001, compared to $134.1 million at December 31, 2000, a decrease of $122.8 million or 91.5%. Most of the loans held for sale at December 31, 2000 were sold in 2001.

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

The following table presents the balance of each major category of our loans as of December 31 of each year.

	2001		2000		1999		1998		1997
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$629,572	29.12%	$535,258	27.50%	$504,393	27.72%	$549,348	36.05%	$434,471	36.14%
Real estate construction	203,785	9.42%	188,118	9.67%	114,425	6.29%	50,696	3.33%	61,967	5.15%
Real estate(1)	1,008,694	46.65%	769,118	39.51%	700,497	38.49%	517,761	33.98%	407,410	33.89%
Loans held for sale	11,335	0.52%	134,081	6.89%	149,560	8.22%	93,583	6.14%	43,947	3.66%
Agricultural	196,612	9.09%	202,714	10.42%	210,985	11.59%	143,437	9.41%	121,079	10.07%
Consumer and other loans	112,407	5.20%	116,879	6.01%	139,988	7.69%	169,033	11.09%	133,299	11.09%

Total loans	2,162,405	100.00%	1,946,168	100.00%	1,819,848	100.00%	1,523,858	100.00%	1,202,173	100.00%
Less allowance for loan losses	26,097		26,180		26,038		20,141		16,455

Total	$2,136,308		$1,919,988		$1,793,810		$1,503,717		1,185,718

(1)	Includes commercial real estate loans, agriculture real estate loans and 1 to 4 family residential real estate loans.

The following table sets forth the repricing of portfolio loans outstanding at December 31, 2001.

	0-3 Months	4 Months to 1 year	Over 1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Loan category:
Commercial	$332,588	$69,772	$194,500	$32,712	$629,572
Real Estate construction	145,022	12,507	39,738	6,518	203,785
Real estate	454,085	30,307	318,179	206,123	1,008,694
Loans held for sale	30	71	1,862	9,372	11,335
Agricultural loans	137,267	35,660	20,012	3,673	196,612
Consumer and other loans	25,356	27,471	53,822	5,758	112,407

Total Loans	$1,094,348	$175,788	$628,113	$264,156	$2,162,405

As of December 31, 2001, loans repricing after one year includes approximately $318 million in fixed rate loans and $574 million in floating or adjustable rate loans.

Asset Quality

We follow regulatory guidelines in placing loans on a non-accrual basis and place loans with doubtful principal repayment on a non-accrual basis, whether current or past due. We consider non-performing assets to include all non-accrual loans, other loans 90 days or more past due as to principal and interest, other real estate owned (“OREO”) and repossessed assets. We do not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest income is reversed against current income.

Restructured and impaired loans, other than non-accrual loans, are considered insignificant for all years presented. We would have recorded additional interest in the amounts of $1,955,000, $1,381,000, and $658,000 for the years ended December 31, 2001, 2000, and 1999, respectively, if non-accrual loans had been current during these periods.

Non-performing assets are summarized in the following table:

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Loans:
Loans past due 90 days or more still accruing	$5,270	$869	$1,757	$2,214	$1,134
Non-accrual loans	17,737	19,853	6,094	5,021	4,956

Non-performing loans	23,007	20,722	7,851	7,235	6,090
Other assets	255	141	93	88	44
Foreclosed assets held for sale	4,217	3,573	2,749	3,035	1,859

Non-performing assets	$27,479	$24,436	$10,693	$10,358	$7,993

Non-performing loans as a percentage of total loans	1.06%	1.06%	0.43%	0.48%	0.51%

Non-performing assets as a percentage of total assets	0.91%	0.90%	0.42%	0.47%	0.46%

Non-performing assets as a percentage of total loans and OREO	1.27%	1.25%	0.60%	0.68%	0.66%

The substantial increase during 2000 in non-performing loans resulted primarily from three loans that were originated by banks which we acquired and merged into Gold Bank-Oklahoma. Those non-performing loans can be summarized as follows:

•
a $5.1 million loan to a distributor of sports apparel. The loan was secured by inventory, receivables, real estate and equipment. The loan was placed on non-accrual in June 2000 due to the lack of sales. The loan was charged down by $300,000 and the real estate was placed in foreclosed assets held for sale. The business suffered further deterioration during 2001 and was subsequently liquidated. We took a final charge off of $4.1 million during 2001, of which $1.2 million was in the reserve at December 31, 2000.

•
a $2.8 million loan to a manufacturer of cooling towers. The loan was placed on non-accrual in November 2000 when the borrower filed for bankruptcy. We have specifically reserved $280,000 for anticipated losses resulting from the bankruptcy.

•
a $3.0 million loan to an agricultural dairy and cattle facility. The loan was placed on non-accrual in October 2000 due to the continued deterioration of the borrower’s business. We recorded a reserve of $1.1 million during 2000. This reserve was based on the estimated liquidation value of real estate, proceeds from the sale of the farm crops and cattle as well as a SBA loan guarantee for $588,000. The borrower liquidated the collateral and we charged off $763,000 during 2001.

The increase in non-performing loans during 2001 primarily resulted from three loans. These loans can be summarized as follows:

•
$2.0 million of loans related to a company operating an export company and a nursing home. The assets and real estate of the two businesses secured this loan. We recorded a reserve of $437,000 related to these two loans based on management’s assessment of the estimated liquidation value of collateral. The loan was charged down $500,000 in December 2001 due to the deteriorating collateral values caused by the loss of previously held guarantees securing the foreign accounts receivables. We continue to work with the borrower in the reorganization of the business.

•
$1.2 million loan to a manufacturing company. We recorded a reserve of only $120,000 during the year as this loan was being guaranteed by the State of Kansas and a small SBA guarantee. We are currently restructuring this loan with the borrower.

•
$1.5 million commercial real estate construction loan. The borrower became delinquent in making payments during 2001 due to construction project delays. We specifically allocated a reserve of $150,000 due to collateral value securing the loan.

This increase in non-performing loans during 2001 was partially offset by the liquidation and substantial charge-offs of certain loans that comprised the increase in non-performing loans in 2000 as discussed previously.

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

Our provision for loan losses increased substantially during 1999, non-performing loans increased substantially during 2000, and charge offs increased substantially during 2001 primarily due to credit quality problems related to the banks which we acquired and merged into Gold Bank-Oklahoma. Certain of these loans were placed on non-accrual status in 2000. In addition, we incurred a $3.0 million loss in 2001 resulting from an Oklahoma borrower who had pledged publicly traded common stock as collateral. The common stock became worthless when it was delisted and the corporation subsequently declared bankruptcy in November 2001. We then charged off the outstanding loan balance on this loan.

The following table sets forth activity in our allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Total net loans outstanding at the end of the year	$2,136,308	$1,919,988	$1,793,810	$1,503,717	$1,185,718

Average net loans outstanding during the year	1,965,761	1,868,494	1,627,212	1,353,397	1,074,120

Allowance for loan losses, beginning of the year	26,180	26,038	20,141	16,455	13,895
Charge-offs:
Commercial	13,101	4,112	4,652	1,653	2,367
Real estate
Commercial	448	251	392	1,089	303
Construction	16	—	—	80	—
1 to 4 family residential	584	309	265	153	31
Agricultural	817	186	141	—	—
Loans held for sale	—	—	—	—	—
Total real estate	1,865	746	798	1,322	334
Agricultural	658	213	1,757	825	1,042
Consumer and other	1,476	1,404	2,371	1,638	749

Total charge-offs	17,100	6,475	9,578	5,438	4,492

Recoveries:
Commercial	798	774	794	580	680
Real estate
Commercial	55	54	68	159	101
Construction	—	—	—	—	—
1 to 4 family residential	105	91	202	31	5
Agricultural	16	105	12	53	20
Loans held for sale	—	—	5	—	—
Total real estate	176	250	287	243	126
Agricultural	210	391	115	531	340
Consumer and other	519	529	567	293	177

Total recoveries	1,703	1,944	1,763	1,647	1,323

Net charge-offs	15,397	4,531	7,815	3,791	3,169
Provision charged to operations	15,314	4,673	11,586	5,111	4,921
Adjustments due to acquired companies	—	—	2,126	2,366	808

Allowance for loan losses, end of year	$26,097	$26,180	$26,038	$20,141	$16,455

Ratios:
Allowance as a percentage of total loans	1.21%	1.35%	1.43%	1.32%	1.37%
Net charge-offs to average loans outstanding	0.77%	0.24%	0.48%	0.28%	0.30%
Allowance as a percentage of non-performing loans	113.42%	126.34%	331.65%	278.38%	270.20%

The following table, which has been revised to correct clerical errors in the table as presented in our Form 10-K, dated March 23, 2002, sets forth the allocation of our allowances for loans losses among categories of loans as of December 31, 2001 and 2000:

	Dec. 31, 2001 Amount	Percent of Allowance in Each Category to Total Allowance	Dec. 31, 2000 Amount	Percent of Allowance in Each Category to Total Allowance
	(Dollars in thousands)		(Dollars in thousands)
Commercial	$7,598	29.12%	$10,498	40.10%
Real estate construction	2,459	9.42%	1,463	5.59%
Real estate	12,173	46.65%	9,161	34.99%
Loans held for sale	137.52%		609	2.33%
Agricultural	2,373	9.09%	2,844	10.86%
Consumer and other	1,357	5.20%	1,605	6.13%

Total	$26,097	100.00%	$26,180	100.00%

The allocation percentages assigned to each category of loans have been developed based on an analysis of historical loss rates, specific reserves and general reserves. The portion of the allowance allocated to commercial loans at December 31, 2001 decreased by $2.9 million primarily as a result of the charge offs described above. The portion of the allowance allocated to real estate and real estate construction loans increased by $3.0 million and $1.0 million, respectively, primarily as a result of the increased loans in those categories.

Investment Activities

Our investment portfolio serves three important functions: First, it facilitates the adjustment of the balance sheet’s sensitivity to changes in interest rate movements; second, it provides an outlet for investing excess funds; and third, it provides liquidity. The investment portfolio is structured to maximize the return on invested funds within conservative risk management guidelines.

The portfolio is comprised primarily of available for sale securities which include U.S. Treasury securities, U.S. government agency obligations, state municipal obligations, Federal Reserve Bank stock, FNMA stock, and FHLB stock. The U.S. government agency obligations include Federal Home Loan Mortgage Corporation (“FHLMC”) notes, FNMA notes and mortgage-backed securities, FHLB notes and Government National Mortgage Association (“GNMA”) mortgage-backed securities. As of December 31, 2001, the available for sale portfolio totaled $567.7 million, including a net unrealized loss of $13,000.

The investment portfolio increased $62.8 million, or 12.0%, during 2001. The increase is the result of increased activity at certain Banks. The investment portfolio increased $70.8 million, or 15.6%, during 2000.

The composition of the investment portfolio as of December 31, 2001 was 9.6% U.S. Treasury and agency securities, 11.0% state and municipal securities, 67.5% mortgage-backed securities, 1.1% trading securities and 10.8% other securities. The comparable distribution for December 31, 2000 was 53.5% U.S. Treasury and agency securities, 12.3% state and municipal securities, 27.1% mortgage-backed securities, 0.6% trading securities and 6.5% other securities. The estimated maturity of the investment portfolio on December 31, 2001 was three years. The increase in mortgage backed securities in 2001 was due to adding approximately $136 million during the second quarter of 2001 to the portfolio of Gold Bank-Oklahoma and American Bank. The investment portfolio represented 19.5% and 19.4% of total assets at December 31, 2001 and 2000, respectively.

The following table sets forth the composition of our investment portfolio at the dates indicated (in thousands).

	At December 31,
	2001	2000	1999
Securities held to maturity:(1)
U.S. Treasury and other U.S. agencies and corporations	$—	$1,000	$2,909
Other	12,660	—	—
Obligations of states and political subdivisions	1,530	2,080	3,062
Mortgage-backed securities	174	1,313	1,903

Total	$14,364	$4,393	$7,874
Securities available for sale:(2)
U.S. Treasury and other U.S. agencies and corporations	$56,793	$280,631	$252,394
Obligations of states and political subdivisions	63,235	62,411	64,500
Mortgage-backed securities	397,212	141,150	99,505
Trading(4)	6,734	3,265	9,245
Other(3)	50,506	34,131	21,644

Total investment securities	$588,844	$525,981	$455,162

(1)	Held to maturity securities are carried at amortized cost.
(2)	Available for sale securities are carried at fair value.
(3)	Includes FHLB stock. Federal Reserve stock and FNMA stock.
(4)	Trading securities are carried at fair value.

The following table sets forth a summary of maturities in the investment portfolio at December 31, 2001.

	One year or less		Over One Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 years		Total
	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield
	(At carrying value) (Dollars in thousands)
U.S. Treasury and other U.S. agencies and corporations	$33,519	2.18%	$13,169	5.04%	$2,131	7.07%	$7,974	6.50%	$56,793	3.62%
Obligations of states and political subdivisions	3,889	7.46%	26,849	7.12%	24,717	6.83%	7,780	14.49%	63,235	8.13%
Mortgage-backed securities	2,688	6.36%	104,033	6.04%	241,403	6.28%	49,088	5.55%	397,212	6.14%
Other	507	6.47%	2,915	4.93%	4,721	8.47%	19,595	8.62%	27,744	7.05%

Total	$40,603	3.02%	$146,966	6.13%	$272,972	6.37%	$84,437	7.28%	$544,978	6.20%

The above table does not include trading securities of $6.7 million and investments without stated maturities of $37.2 million.

Deposit Activities

Deposits are the major source of our Banks’ funds for lending and other investment purposes. In addition to deposits, our Banks derive funds from interest payments, loan principal payments, loan and securities sales, and funds from operations. Scheduled loan repayments are a relatively stable source of funds while deposit inflows are significantly influenced by general interest rates and money market conditions. Our Banks may use borrowings on a short-term basis, if necessary, to compensate for reductions in the availability of other sources of funds, or borrowings may be used on a longer-term basis for general business purposes.

Deposits are attracted principally from within our Banks’ primary market area through the offering of a broad variety of deposit instruments including: checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. Our Banks have aggressively attempted to obtain deposits in selected markets to increase market share or meet particular liquidity needs. We have not used brokered deposits and have not sought to attract deposits outside our market areas.

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

The following table sets forth the average balances and weighted average rates for our categories of deposits at the dates indicated.

	Year Ended December 31,
	2001			2000			1999
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	$237,571	—	11.26%	$259,202	—	13.06%	$241,894	—	12.82%
Savings deposits and Interest-bearing demand	693,265	2.60%	32.86%	609,911	3.63%	30.72%	660,266	3.19%	35.00%
Time deposits	1,178,995	5.73%	55.88%	1,116,102	6.01%	56.22%	984,875	5.34%	52.18%

Total	$2,109,831		100.00%	$1,985,215		100.00%	$1,887,035		100.00%

We do not have a concentration of deposits from any one source the loss of which would have a material adverse effect on its business. Management believes that substantially all of our Banks’ depositors are residents in their respective primary market areas.

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

Capital and Liquidity

Sources of Liquidity.    Liquidity defines our ability, and the ability of our Banks, to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of our Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow, (primarily repayments), from each Bank’s assets. Intermediate term liquidity is provided by our Banks’ investment portfolios. Our Banks also have established a credit facility with the FHLB, under which our Banks are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from our subsidiary Banks. As described in Note 8 to the financial statements, we have a $25 million line of credit with no outstanding borrowings at December 31, 2001.

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

Capital.    We and our subsidiaries actively monitor the subsidiaries’ compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, our Banks have increased core capital through retention of earnings or capital infusions. The primary source of funds available to us is dividends by the subsidiaries. Each Bank’s ability to pay dividends may be limited by regulatory requirements. At December 31, 2001, the subsidiaries could pay dividends of $28.3 million without prior regulatory approval.

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

In connection with Statement 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $34 million, and unamortized and identifiable intangible assets in the amount of $4.5 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.7 million, $2.5 million, and $1.9 million for the three years ended December 31, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practical to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Asests” was adopted by the Company on January 1, 2002. The Statement established a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statements also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such specific circumstances. The adoption of the new Statement, not expected to have a significant effect on earnings or the financial position of the Company.

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

We have described under “Factors That May Affect Future Results of Operations, Financial Condition or Business” additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made.

Factors That May Affect Future Results of Operations, Financial Condition or Business

We are identifying important risks and uncertainties that could affect our Company’s results of operations, financial condition or business and that could cause them to differ materially from our Company’s historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, our Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

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

We cannot predict how changes in technology will impact our business. The financial services market, including banking services, is increasingly affected by advances in technology including developments in: telecommunications; data processing; automation; Internet-based banking; telebanking; and debit cards and so-called “smart cards.” Our ability to compete successfully in the future will depend on whether we can anticipate and respond to technological changes. To develop these and other new technologies, we will likely have to make additional capital investments. Although we continually invest in new technology, we cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

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

Our subsidiary banks may be forced to pay for any losses the Federal Deposit Insurance Corporation incurs if it provides assistance to any of our other subsidiary banks. Federal law contains a “cross guarantee” provision that could require any of our insured subsidiary banks to pay for losses incurred by the Federal Deposit Insurance Corporation if it provides assistance to another of our insured subsidiary banks or in the event a subsidiary bank fails. If another of our subsidiary banks is assessed for any assistance the Federal Deposit Insurance Corporation may provide, such assessment could materially effect that subsidiary bank’s financial condition as well as ours.

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

Along with internal gap management reports, we and our Banks use an asset/liability modeling service to analyze each Bank’s current gap position. The system simulates our Banks’ asset and liability base and projects future net interest income results under several interest rate assumptions. We strive to maintain an aggregate gap position such that changes in interest rates will not affect net interest income by more than 10% in any 12 month period. We have not engaged in derivatives transactions for its own account.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors’ Report

The Board of Directors
Gold Banc Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/    KPMG LLP

Kansas City, Missouri
February 8, 2002

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2001 and 2000
(Dollars in thousands)

	2001	2000
ASSETS
Cash and due from banks	$73,675	82,423
Federal funds sold and interest-bearing deposits	98	36,468

Total cash and cash equivalents	73,773	118,891

Investment securities:
Available-for-sale	567,746	518,323
Held-to-maturity	14,364	4,393
Trading	6,734	3,265

Total investment securities	588,844	525,981

Mortgage loans held for sale, net	11,335	134,081
Loans, net	2,124,973	1,785,907
Premises and equipment, net	57,738	60,626
Goodwill and other intangible assets, net	38,720	33,376
Accrued interest and other assets	68,051	58,736
Cash surrender value of bank-owned life insurance	53,038	—

Total assets	$3,016,472	2,717,598

See accompanying notes to consolidated financial statements.

	2001	2000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,163,866	2,133,877
Securities sold under agreements to repurchase	103,672	78,975
Federal funds purchased and other short-term borrowings	30,908	24,654
Guaranteed preferred beneficial interests in Company debentures	111,749	82,549
Long-term borrowings	416,413	200,561
Accrued interest and other liabilities	24,219	27,736

Total liabilities	2,850,827	2,548,352

Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 38,352,074 and 38,285,900 shares issued at December 31, 2001 and 2000, respectively	38,352	38,286
Additional paid-in capital	75,955	75,523
Retained earnings	85,721	64,198
Accumulated other comprehensive income (loss), net	(8)	836
Unearned compensation	(3,440)	(3,802)

	196,580	175,041
Less treasury stock (4,417,010 shares at December 31, 2001 and 800,000 shares at December 31, 2000)	(30,935)	(5,795)

Total stockholders’ equity	165,645	169,246
Commitments and contingent liabilities

Total liabilities and stockholders’ equity	$3,016,472	2,717,598

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

	2001	2000	1999
Interest income:
Loans, including fees	$167,296	175,687	147,881
Investment securities	33,451	29,173	26,459
Other	6,054	3,507	3,884

Total interest income	206,801	208,367	178,224

Interest expense:
Deposits	85,583	89,228	73,680
Borrowings and other	32,140	25,679	16,359

Total interest expense	117,723	114,907	90,039

Net interest income	89,078	93,460	88,185
Provision for loan losses	15,314	4,673	11,586

Net interest income after provision for loan losses	73,764	88,787	76,599

Other income:
Service fees	15,526	10,802	10,854
Investment trading fees and commissions	6,017	2,697	3,293
Net gains on sales of mortgage loans	1,848	5,335	4,116
Unrealized gains (losses) on trading securities	15	(49)	(37)
Realized gains (losses) on sale of securities	1,702	(1,927)	(429)
Informational technology services	13,308	4,385	3,805
Other	6,632	7,594	7,847

Total other income	45,048	28,837	29,449

Other expense:
Salaries and employee benefits	46,578	43,902	40,150
Net occupancy expense	5,811	7,923	7,970
Depreciation expense	5,853	6,199	5,180
Goodwill and other intangible asset amortization expense	2,020	2,464	1,996
Consolidation/repositioning/pooling/mortgage subsidiary closing (income) expense	(5,046)	32,827	4,630
Other	34,423	23,488	23,447

Total other expense	89,639	116,803	83,373

Earnings before income taxes	29,173	821	22,675
Income tax expense	4,820	5,275	7,900

Net earnings (loss)	$24,353	(4,454)	14,775

Net earnings (loss) per share—basic and diluted	$0.69	(0.12)	0.39

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

Interest income on loans is accrued and credited to earnings based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current period interest income. Interest income is subsequently recognized only to the extent cash payments are received against current period interest income. Significant loan and commitment fee income and related costs are deferred and amortized over the term of the related loan or commitment.

(g)  Allowance for Loan Losses

Provisions for losses on loans receivable are based upon management’s estimate of the amount required to maintain an adequate allowance for losses, reflective of the risk in the loan portfolio. This estimate is based on reviews of the loan portfolio, including assessment of the estimated net realizable value of the related underlying collateral, and upon consideration of past loss experience, current economic conditions, and such other factors which, in the opinion of management, deserve current recognition. Loans are also subject to periodic examination by regulatory agencies. Such agencies may require charge-offs or additions to the allowance based upon their judgments about information available at the time of their examination. Impaired loans include all nonaccrual loans and loans ninety days delinquent and still accruing interest.

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

Significant items included in “Other Income”:

	2001	2000	1999
Trust fees	$2,297	$2,345	$1,665
Merchant fees	—	1,243	1,091
Other income	4,335	4,006	5,091

	$6,632	$7,594	$7,847

Significant items included in “Other Expense”:

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

The Company issued 19,411,000 shares in connection with the acquisition of banks in 2000 using the pooling method. The Company’s results of operations and financial position were restated for all periods prior to these acquisitions to include the acquired companies’ operating results and financial condition as if they had been combined with the Company for all periods presented.

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

The Company’s trading securities consist of a segregated portfolio of equity securities purchased with the intent to actively manage and trade such securities.

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

The following table shows the recorded investment in impaired loans, the amount of that recorded investment for which there is a related allowance for credit losses and the amount of that allowance, and the amount of that recorded investment for which there is no related allowance for credit losses as of December 31, 2001 (in thousands):

Impaired loans for which an allowance has been established	$17,737
Impaired loans for which no allowance has been established	5,270

Total recorded investment in impaired loans	$23,007

Allowance for loan losses allocated to impaired loans	$1,938

The average balance of impaired loans for 2001 was $22,149,000 based on month-end balances. The net amount of interest recorded on such loans during their impairment period aggregated $344,000 in 2001.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The Company’s banking subsidiaries are located throughout the states of Kansas, Oklahoma, Missouri, and Florida; therefore, the Company’s loan portfolio has no unusual geographic concentrations of credit risk beyond the markets it serves.

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

The majority of the Company’s operations are conducted in premises owned by the Company. In some cases, leases have been entered into for equipment and space with terms that generally do not exceed ten years. Following is a schedule, by year, of future minimum lease payments required under existing operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2001 (in thousands):

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

(8)    Federal Funds Purchased and Other Short-Term Borrowings

Following is a summary of federal funds purchased and other short-term borrowings at December 31, 2001 and 2000 (in thousands):

	2001	2000
Advances under a $25 million line of credit from LaSalle National Bank, interest at LIBOR plus 1.25%, maturing on July 1, 2002, secured by subsidiary stock	$—	$8,000

Notes payable, secured by certain trading securities, weighted average interest of 8.65% on margin account	—	3,090

Notes payable of Gold Banc Corporation, Inc. Employee Stock Ownership Plan, secured by Company stock	—	3,802

Federal Home Loan Bank (FHLB) advances secured by qualifying one-to-four family mortgage loans, weighted average interest of 6.32%	30,000	9,279

Federal funds purchased and other borrowings, weighted average interest rate of 3.58% at December 31, 2001	908	483

	$30,908	$24,654

(9)    Long-Term Borrowings and Trust Preferred Debentures

Following is a summary of long-term borrowings at December 31, 2001 and 2000 (in thousands):

	2001	2000
FHLB borrowings by subsidiary banks bearing weighted average fixed interest rates of 5.18% at December 31, 2001, secured by qualifying one-to-four family mortgage loans	$412,887	$190,383
Notes payable to former stockholders of acquired company, maturing August 2, 2002	—	4,080
Notes payable to former partners of acquired company at Gold Bank’s floating prime rate, paid January 1, 2001 (9.50% as of December 31, 2000)	—	22
Notes payable of subsidiary to former stockholders of acquired company, interest rate of 8% at December 31, 2001, maturing October 1, 2002	40	76
Notes payable to Union Bank and Trust Company at a fixed interest rate, maturing October 17, 2006 (paid in 2001)	—	6,000
Note payable of Gold Banc Corporation, Inc. Employee Stock Ownership Plan, weighted average interest rate of 3.75% at December 31, 2001, secured by 769,944 shares of Company stock	3,440	—
Other	46	—

	$416,413	$200,561

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

On December 15, 1997, GBCI Capital Trust (the Trust), a Delaware business trust formed by the Company, completed the sale of $28.7 million of 8.75% Preferred Securities. The trust used the net proceeds from the offering to purchase a like amount of 8.75% Junior Subordinated Deferrable Interest Debentures of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. Total expenses associated with the offering approximated $1.2 million and are included in “Other Assets” and are being amortized on a straight-line basis over the life of the debentures.

On June 9, 1999, GBCI Capital Trust II (the Trust), a Delaware business trust formed by the Company, completed the sale of $37.6 million of 9.12% Preferred Securities. The Trust used the net proceeds from the offering to purchase a like amount of 9.12% Junior Subordinated Deferrable

Interest Debentures of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. Total expenses associated with the offering approximated $1.5 million and are included in “Other Assets” and are being amortized on a straight-line basis over the life of the debentures.

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

$528,162

None of the Company borrowings have any related compensating balance requirements, which restrict the usage of Company assets. However, regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of the amounts shown as consolidated “cash and due from banks” from everyday usage in operation of the banks.

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

		2000			2001
	Accrued at December 31, 1999	Expense	Paid	Accrued at December 31, 2000	Expense	Paid	Accrued at December 31, 2001
Salaries, benefits, and severance	$552	1,421	1,581	$392	—	215	$177
Asset and goodwill write-downs and lease abandonments	815	799	1,590	24	—	24	—
Other repositioning expenses	480	1,804	2,057	227	—	227	—

	$1,847	4,024	5,228	$643	—	466	$177

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

During the fourth quarter of 2000, the Company announced it would close its separate mortgage banking subsidiary, Gold Banc Mortgage. As a result of this decision, the Company recorded expenses of $19.8 million in 2000. Details of the mortgage banking subsidiary closing accrual are as follows (in thousands):

		2000			2001
	Accrued at December 31, 1999	Expense	Paid	Accrued at December 31, 2000	Expense	Paid	Accrued at December 31, 2001
Salaries, benefits, and severance	$—	480	139	$341	—	302	$39
Asset and goodwill write-downs and lease abandonments	—	14,783	14,530	253	(79)	174	—
Other closing expenses	—	4,540	3,047	1,493	(398)	1,095	—

	$—	19,803	17,716	$2,087	(477)	1,571	$39

On August 13, 2001, a three person arbitration panel ruled in the Company’s favor on its claims against Brad Ives, David Murrill, and Robert McGannon (the “sellers” of Regional Holding to Gold Bank in 1999), and denied all counterclaims that the sellers made against the Company. The panel canceled promissory notes to the former owners totaling $4,080,000, plus awarded monetary damages of $489,000. The award of $4,489,000 was recorded in the consolidated financial statements as a reduction of mortgage closing expenses during the three months ended September 30, 2001.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (in thousands):

	2001	2000
Deferred tax assets:
Allowance for loan losses	$9,399	$8,847
Unrealized loss on AFS securities	5	45
Repositioning costs	118	1,361
Net operating loss carryovers	33	837
Capital loss carryforward	3,614	—
Other	1,106	655

Total deferred tax assets	14,275	11,745

Deferred tax liabilities:
FHLB stock dividends	410	449
Premises and equipment	4,007	5,233
Deferred income	1,337	—
Other	1,903	953

Total deferred tax liabilities	7,657	6,635

Net deferred tax assets, included in “Other Assets”	$6,618	$5,110

A valuation allowance for deferred tax assets was not necessary at December 31, 2001 or 2000 due to the Company’s past and expected profitability. The net operating loss carryforward of an acquired business expires through 2018.

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

At December 31, 2001 and 2000, respectively, the ESOP borrowings totaled $3,440,000 and $3,802,000 and were secured by 769,944 and 310,174 unallocated shares of Company common stock. The ESOP will repay the debt with contributions and dividends received from the Company. Accordingly, the Company has recorded the obligation with an offsetting amount of unearned compensation included in stockholders’ equity in the accompanying consolidated balance sheets. The amount of annual contributions from the Company is determined by the Board of Directors. Contributions were approximately $968,000, $795,000, and $55,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The 2001 contribution was used to make principal payments of $362,000.

The Company has a 401(k) savings plan for the benefit of all eligible employees. The Company matched 50% of employee contributions up to 5% of base compensation, subject to certain Internal Revenue Service limitations. Contributions charged to salaries and employee benefits expense were $648,000, $535,000, and $701,000 for 2001, 2000, and 1999, respectively.

In 1996, the Company established a stock option plan. Under the stock option plan, options to acquire shares of the Company’s common stock may be granted to certain officers, directors, and employees of the Company. The options will enable the recipient to purchase stock at an exercise price equal to or greater than the fair market value of the stock at the date of the grant. Those options vest at various annual rates and generally expire ten years from the grant date. A summary of stock option activity is as follows:

	2001		2000		1999
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	953,712	$8.09	806,287	$8.71	627,309	$5.94
Granted	249,000	7.21	235,920	6.08	261,266	9.83
Forfeited	(2,529)	10.85	(68,746)	3.53	(17,932)	6.09
Exercised	(66,174)	5.16	(19,749)	9.72	(64,356)	7.44

Outstanding at end of year	1,134,009	8.00	953,712	8.09	806,287	8.71

Options exercisable at year-end	610,269	$7.48	569,152	$6.83	514,786	$5.30

The following table summarizes information about the Plans’ stock options at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.21	12,426	9.00	$2.21	12,426	$2.21
3.79–4.56	25,568	8.71	3.95	16,568	3.79
4.88–5.25	220,118	6.29	5.12	217,618	5.12
6.58–8.00	574,797	8.41	7.10	209,297	6.88
8.75–9.94	21,000	7.65	9.32	4,200	9.32
12.13–13.25	275,100	6.46	12.54	148,160	12.44
15.75–18.38	5,000	6.08	17.06	2,000	17.07

$2.21–18.38	1,134,009	7.52	$8.00	610,269	$7.48

The Company does not record compensation expense related to its stock option plan in the accompanying consolidated financial statements. Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date, the Company’s net earnings and diluted earnings per share would have been reduced to the pro forma amounts shown below:

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

(13)    Financial Instruments With Off-Balance Sheet Risk

Financial instruments, which represent off-balance sheet credit risk, consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $642,159,000 at December 31, 2001. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The Company processes residential home mortgage loans for sale in the secondary market. In conjunction with the sale of such loans, the Company has entered into agreements with the purchasers of the loans, setting forth certain provisions. Among those provisions is the right of the purchaser to return the loans to the Company in the event the borrower defaults within a stated period. This period ranges among the various purchasers from between one to twelve months. The Company’s exposure to credit loss in the event of default by the borrower and the return of the loan by the purchaser is represented by the difference in the amount of the loan and the recovery value of the underlying collateral.

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

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

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

•
Long-term borrowings—The fair value of long-term debt is estimated using discounted cash flow analyses based on the Company’s and subsidiaries’ current incremental borrowing rates for similar types of borrowing arrangements.

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

	2001 Actual		Minimum required(A)	2000 Actual		Minimum required(A)
	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets):
Gold Banc Corporation	$264,743	11.41%	$185,683	242,512	11.41%	$170,080
Gold Bank—Oklahoma	70,168	10.13	55,390	70,913	10.94	51,842
American Bank	42,682	11.08	30,828	39,199	11.53	27,205
Gold Bank—Kansas	124,472	10.14	98,179	121,049	11.85	81,717
Tier 1 capital (to risk-weighted assets):
Gold Banc Corporation	$182,117	7.85%	$92,841	189,618	8.92%	$85,040
Gold Bank—Oklahoma	61,723	8.91	27,695	62,791	9.69	25,921
American Bank	38,809	10.07	15,414	36,842	10.83	13,603
Gold Bank—Kansas	111,494	9.08	49,089	109,537	10.72	40,858
Tier 1 capital (to adjusted quarterly average assets) (leverage ratio):
Gold Banc Corporation	$182,117	6.27%	$116,235	189,618	7.16%	$106,003
Gold Bank—Oklahoma	61,723	7.05	35,007	62,791	7.47	33,626
American Bank	38,809	6.87	22,588	36,842	7.56	19,487
Gold Bank—Kansas	111,494	7.62	58,537	109,537	8.24	53,150

(A)	Dollar amount required to meet guidelines for adequately capitalized institutions.

(16)    Parent Company Condensed Financial Statements

Following is condensed financial information of the Company as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 (in thousands):

CONDENSED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000
ASSETS
Cash	$376	$2,188
Investment securities	936	1,230
Investment in subsidiaries	257,295	239,237
Other	9,352	11,284

Total assets	$267,959	$253,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Guaranteed preferred beneficial interests in Company debentures	$96,300	$66,300
Borrowings	4,701	17,933
Other	1,313	460
Stockholders’ equity	165,645	169,246

Total liabilities and stockholders’ equity	$267,959	$253,939

CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Dividends from subsidiaries	$15,927	$38,018	$3,500
Management fees from subsidiaries	3,940	2,321	—
Interest income	364	291	584
Unrealized gain (losses) on trading securities	15	(49)	(79)
Other income (expense), net	(15,018)	(13,357)	(11,490)

Income (loss) before equity in undistributed earnings of subsidiaries	5,228	27,224	(7,485)
Equity in undistributed earnings (loss) of subsidiaries	15,397	(35,980)	18,331

Earnings (loss) before income tax (benefit)	20,625	(8,756)	10,846
Income tax (benefit)	(3,728)	(4,302)	(3,929)

Net earnings (loss)	$24,353	$(4,454)	$14,775

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net earnings (loss)	$24,353	$(4,454)	$14,775
Equity in undistributed (earnings) loss of subsidiaries	(15,397)	35,980	(18,331)
Extinguishment of debt	(4,080)	—	—
Net change in trading securities	20	45	919
Other	2,801	(7,470)	101

Net cash provided by (used in) operating activities	7,697	24,101	(2,536)

Cash flows from investing activities:
Net change in available-for-sale securities	274	1,542	3
Net change in loans	150	1,324	(2,824)
Net additions to premises and equipment	(166)	(875)	655
Capital contributions to subsidiaries	(3,505)	(24,724)	(15,478)
Cash paid for acquisitions	—	—	(18,717)

Net cash used in investing activities	(3,247)	(22,733)	(36,361)

Cash flows from financing activities:
Net change in borrowings	(8,790)	3,627	6,220
Purchase of treasury stock	(25,140)	(5,795)	—
Proceeds from the issuance of common stock	498	70	220
Proceeds from issuance of guaranteed preferred beneficial interest in Company debentures	30,000	—	37,550
Payment of dividends	(2,830)	(2,566)	(1,374)

Net cash provided by (used in) financing activities	(6,262)	(4,664)	42,616

Net increase (decrease) in cash	(1,812)	(3,296)	3,719

Cash at beginning of year	2,188	5,484	1,765

Cash at end of year	$376	$2,188	$5,484

The primary source of funds available to the Company is the payment of dividends by the subsidiaries and borrowings. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries’ regulatory agencies. At December 31, 2001, the subsidiaries could pay dividends of $28,303,000 without prior regulatory approval.

(17)    Litigation

The following legal proceedings all relate to the Company’s acquisition of Regional Holding Company, Inc. (“Regional Holding”) in 1999.

The Company prosecuted a claim against Brad D. Ives, David W. Murrill, and Robert E. McGannon (collectively, the “Respondents” or the “Sellers”), which was filed before the American Arbitration Association (“AAA”) in June 2000. The Company purchased all of the capital stock of Regional Holding from Respondents on August 2, 1999, for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999 (the “Stock Purchase Agreement”), between the Company, Regional Holding, and the Respondents (the “Regional Acquisition”). The Company asserted a claim against Respondents for breach of the representations and warranties made in the Stock Purchase Agreement. Respondents asserted a counterclaim for breach of certain promissory notes issued by the Company to Respondents as part of the acquisition, seeking a principal amount of $4.08 million plus interest. Respondents also counterclaimed for declaratory judgment related to the Company’s set-off of its claim against the notes, and for fraud in connection with amendments to the notes, Respondents’ employment agreements, and the Stock Purchase Agreement undertaken in December 1999.

The Company also gave Respondents notice invoking an alternative dispute resolution (“ADR”) provision of the Stock Purchase Agreement over the application of accounting principles generally accepted in the United States of America to the financial statements of Regional Holding. The accounting dispute affects the contract formula for calculating the purchase price. The Company demanded that Respondents join in submitting the dispute to Ernst & Young, LLP, as set forth in the Stock Purchase Agreement. Respondents disputed the timeliness of the demand, and asked the AAA Panel to declare that the Company had not timely invoked the procedure.

The Company obtained an award in its favor after an arbitration hearing held July 2001. A three-person AAA Panel (the “Panel”) made an award in favor of the Company canceling the $4,080,000 promissory notes from the Company to Respondents, and awarding the Company additional damages of $489,000 against Respondents. In addition, the Panel ruled in favor of the Company on all of Respondents’ counterclaims. The Panel denied a request for costs and fees, and denied a motion by one of the Respondents to reallocate or amend the award. As a result of the Panel’s ruling, the Company recorded the cancellation of the notes payable and the monetary award as a reduction of other expense in the third quarter of 2001. With respect to the accounting dispute, the Panel ruled in favor of the Company, ordering the parties to submit the matter in accordance with the contract procedures. It has not yet been submitted to Ernst & Young, LLP for decision.

Civil Court Challenges of Arbitration Award

On November 9, 2001, Ives and Murrill filed a Petition to Vacate or Modify Arbitration Award in Jackson County, Missouri District Court. On November 13, 2001, McGannon, who now is represented by separate counsel from the other two Sellers, filed a virtually identical Petition to Vacate or Modify Arbitration Award, also in Jackson County. The Petitions seek to have the court set aside the Panel’s award on the grounds that the Panel exceeded its authority and/or violated the Sellers’ due process rights in making the award. The Company answered the Petitions and asserted counterclaims on December 3, 2001. The Company’s counterclaim seeks confirmation of the arbitration award, interest on the award from August 31, 2001 until the final judgment, and its fees and costs incurred in defending this challenge. Ives and Murrill replied to the Company’s counterclaim on December 10, 2001. McGannon filed his reply on December 28, 2001. The Company filed motions for summary judgment on January 8, 2002. The Company considers its position in these cases to be strong.

Civil Fraud and Employment Claims Suit

Brad D. Ives, David W. Murrill, and Robert E. McGannon (collectively, the “Plaintiffs” in this proceeding and the “Respondents” in the arbitration proceeding), filed a civil case on September 5, 2000 against Gold Banc Mortgage, Inc. (“GBMI”), Michael Gullion, and Jerry Bengtson (“Defendants”) in the Circuit Court of Jackson County, Missouri. As subsequently amended, Plaintiffs in the Jackson County case allege three counts: (1) that (similar to their fraud claim in the arbitration proceeding) in December 1999, Defendants fraudulently induced Plaintiffs to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages; (2) that McGannon is entitled to declaratory judgment that his placement on administrative leave for a period of time during the arbitration was a constructive termination under his employment agreement entitling him to certain rights; and (3) that GBMI breached Ives’ employment agreement when it changed his termination to “for cause” in 2001 based on evidence acquired subsequent to his original termination in 2000 “without cause,” allegedly entitling Ives to payment of employment payments and benefits he otherwise would have received. Defendants have answered, denying the claims against them and asserting affirmative defenses. In light of the result in the Regional Arbitration, Defendants believe that their defenses to the fraud claim are strong and that the Plaintiffs’ fraud claim is without merit.

Second Regional Arbitration

The Company filed a second arbitration claim against the Sellers before the American Arbitration Association on January 11, 2001. The Company has asserted (i) a contractual claim against Respondents for additional breaches of the representations and warranties made in the Stock Purchase Agreement related to the Regional Acquisition, and (ii) an indemnification claim for litigation expenses and other specified damages incurred by the Company after the closing date of the Regional Acquisition related to acts, or omissions, that occurred prior to the closing date of the Regional Acquisition. These breaches of representations and warranties and claims for indemnification arose, or were discovered, after the First Arbitration was filed, and were not litigated or decided in the prior proceeding. The Company seeks damages in the amount of $616,594.25 and its attorneys’ fees. In the arbitration proceeding, Respondents also asserted a counterclaim for fraud against Gold Banc making unspecified claims that Gold Banc failed to disclose material information and made misrepresentations in connection with the issuance of the Notes as amended in December 1999. The Respondents have prayed for compensatory monetary damages and punitive damages with respect to the fraud claim. Gold Banc denies Respondents’ fraud claim, and asserts affirmative defenses.

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

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Exhibits, Financial Statements and Financial Statement Schedules:

Financial Statements:

The following consolidated financial statements of our Company and reports of our Company’s independent auditors are filed herewith.

Independent Auditor’s Report.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

Financial Statement Schedules:

The following financial statement schedules of our Company, if any, are filed herewith:

[Identify schedules, if any, or indicate “None”]

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

10.1
Amended and Restated Employment Agreement between Gold Banc and Michael W. Gullion dated January 1, 2000. (Previously filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the SEC on March 25, 2002 (File No. 0-28936).)*

10.2
Amended and Restated Employment Agreement between Gold Banc and Malcolm, M. Aslin dated January 1, 2000.(Previously filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the SEC on March 25, 2002 (File No. 0-28936).)*

10.3
Employment Agreement between Gold Banc and Keith E. Bouchey. (Previously filed as Exhibit 10.(B) to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)*

10.4
Employment Agreement between Gold Banc, CompuNet Engineering, Inc., and Joseph F. Smith. (Previously filed as Exhibit 10. (E) to our Annual Report on Form 10-K filed March 31, 1999 for the year ended December 31, 1998 and the same is incorporated herein by reference.)*

10.5	Intentionally omitted.

10.6
Gold Banc Corporation, Inc. 1996 Equity Compensation Plan. (Previously filed as Exhibit 10. (C) to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

10.7
Form of Tax Sharing Agreements between Gold Banc and Gold Banc’s Subsidiaries. (Previously filed as Exhibit 10. (E) to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

10.8
Form of Federal Home Loan Bank Credit Agreement to which each of Gold Banc’s banking subsidiaries is a party. (Previously filed as Exhibit 10. (F) to our Registration Statement on Form SB-2 No. 333-12377 and the same is incorporated herein by reference.)

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

10.26
Form of Junior Subordinated Indenture between American Bancshares, Inc. and Bankers Trust Company as Trustee relating to ABI Capital Trust. (Previously filed as Exhibit 4.1 to ABI Capital Trust’s Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)

10.27
Form of Trust Agreement between American Bancshares, Inc. and Bankers Trust (Delaware) as Trustee relating to ABI Capital Trust. (Previously filed as Exhibit 4.3 to ABI Capital Trust’s Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)

10.28
Form of Amended and Restated Trust Agreement between American Bancshares, Inc., Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, relating to ABI Capital Trust. (Previously filed as Exhibit 4.4 to ABI Capital Trust’s Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)

10.29
Form of Amended and Restated Guarantee Agreement between American Bancshares, Inc., as Guarantor, and Bankers Trust Company, as Trustee, relating to ABI Capital Trust. (Previously filed as Exhibit 4.6 to ABI Capital Trust’s Registration Statement on Form S-1 No. 333-56095 and the same is incorporated herein by reference.)

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

10.33
Indenture, dated as of November 28, 2001, by Gold Banc, as Issuer, to WilmWilmington Trust Company, as Trustee, Paying Agent, Calculation Agent and SecurSecurities Registrar. (Previously filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the SEC on March 25, 2002 (File No. 0-28936).)

10.34
Subordinated Debt Securities Subscription Agreement, dated November 14, 2001, between Gold Banc and MM Community Funding II, Ltd. (Previously filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the SEC on March 25, 2002 (File No. 0-28936).)

10.35
Placement Agreement for $30,000,000 Floating Rate Subordinated Debt Securities, dated November 14, 2001, between Gold Banc and Sandler O’Neill & Partners, L. P. (Previously filed as Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the SEC on March 25, 2002 (File No. 0-28936).)

21.1
List of Subsidiaries of Gold Banc. (Previously filed as Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the SEC on March 25, 2002 (File No. 0-28936).)

23.1	Consent of KPMG LLP.

*	Management contracts or compensating plans or arrangements required to be identified by Item 14(a).

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
Michael W. Gullion Chief Executive Officer

Dated: October 15, 2002

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael W. Gullion, Chief Executive Officer of Gold Banc Corporation, Inc. (the “Company”), certify that:

1.	I have reviewed this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 (the “report”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report.

Date:	October 15, 2002

By:	/s/ MICHAEL W. GULLION
Michael W. Gullion Chief Executive Officer

I, Rick J. Tremblay, Executive Vice President and Chief Financial Officer of Gold Banc Corporation, Inc. (the “Company”), certify that:

1.	I have reviewed this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 (the “report”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report.

Date:	October 15, 2002

By:	/s/ RICK J. TREMBLAY
Rick J. Tremblay
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)