Form 10-Q
period 2002-09-30
GOLD BANC CORP INC
filed 2002-11-14
CIK 1015610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 0-28936

GOLD BANC CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-1008593 (I.R.S. Employer Identification No.)
11301 Nall Avenue, Leawood, Kansas (Address of principal executive offices)	66211 (Zip code)
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at November 14, 2002
Common Stock, $1.00 par value	39,466,074

GOLD BANC CORPORATION, INC.

PART I

ITEM 1:    FINANCIAL INFORMATION

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$99,434	$73,675
Federal funds sold and interest-bearing deposits	93	98

Total cash and cash equivalents	99,527	73,773

Investment securities:
Held-to-maturity	73,538	14,364
Available-for sale	759,058	567,746
Trading	2,624	6,734

Total investment securities	835,220	588,844

Mortgage loans held for sale, net	23,352	11,335
Loans, net	2,464,065	2,124,973
Premises and equipment, net	74,993	57,738
Goodwill, net	34,399	34,666
Intangible Assets, net	7,196	4,054
Cash surrender value of bank owned life insurance	55,722	53,038
Accrued interest and other assets	55,013	68,051

Total assets	$3,649,487	$3,016,472

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$2,722,480	$2,163,866
Securities sold under agreements to repurchase	171,838	103,672
Federal funds purchased and other short-term borrowings	842	30,908
Long-term borrowings	425,916	416,413
Subordinated debt and guaranteed preferred beneficial interests in company's debentures	111,749	111,749
Accrued interest and other liabilities	34,131	24,219

Total liabilities	3,466,956	2,850,827

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value; 50,000,000 shares
Authorized
38,435,519 issued at September 30, 2002 and 38,352,074 issued at December 31, 2001	38,436	38,352
Additional paid-in capital	76,127	75,955
Retained earnings	104,323	85,721
Accumulated other comprehensive income (loss), net	6,448	(8)
Unearned compensation	(9,683)	(3,440)

	215,651	196,580
Less treasury stock—4,721,510 shares at September 30, 2002 and 4,417,010 shares at December 31, 2001	(33,120)	(30,935)

	182,531	165,645

Total liabilities and stockholders' equity	$3,649,487	$3,016,472

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months ended September 20, 2002 and 2001
(In thousands, except per share data)
(unaudited)

	September 30, 2002	September 30, 2001
Interest Income:
Loans, including fees	$42,115	$40,417
Investment securities	8,319	9,659
Other	688	648

	51,122	50,724

Interest Expense:
Deposits	16,603	20,896
Borrowings and other	8,172	8,973

	24,775	29,869

Net interest income	26,347	20,855
Provision for loan losses	3,165	5,225

Net interest income after provision for loan losses	23,182	15,630

Other income:
Service fees	4,334	5,944
Investment trading fees and commissions	1,397	1,836
Net gains on sale of mortgage loans	716	257
Net securities gains	1,479	139
Information technology services	5,146	4,596
Other	2,829	4,337

	15,901	17,109

Other expense:
Salaries and employee benefits	13,419	11,496
Net occupancy expense	1,578	1,334
Depreciation expense	1,628	1,345
Goodwill amortization expense	—	407
Information technology services	3,635	3,004
Other	8,478	8,223

	28,738	25,809

Earnings before income tax	10,345	6,930
Income tax expense	2,840	770

Net earnings	$7,505	$6,160

Net earnings per share-basic and diluted	$0.22	$0.18

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months ended September 30, 2002 and 2001
(In thousands, except per share data)
(unaudited)

	September 30, 2002	September 30, 2001
Interest Income:
Loans, including fees	$122,395	$126,530
Investment securities	25,281	24,918
Other	1,715	3,378

	149,391	154,826

Interest Expense:
Deposits	48,069	67,521
Borrowings and other	25,244	22,675

	73,313	90,196

Net interest income	76,078	64,630
Provision for loan losses
Net interest income after provision for loan losses	13,120	9,565

	62,958	55,065

Other income:
Service fees	12,854	11,438
Investment trading fees and commissions	3,964	4,861
Net gains on sale of mortgage loans	1,554	1,500
Net securities gains	4,839	1,428
Information technology services	14,864	8,483
Other	8,581	9,271

	46,656	36,981

Other expense:
Salaries and employee benefits	38,696	33,548
Net occupancy expense	4,594	4,316
Depreciation expense	4,674	4,437
Goodwill amortization expense	—	1,467
Information technology services	10,123	5,368
Other	22,930	18,135

	81,017	67,271

Earnings before income tax	28,597	24,775
Income tax expense	7,973	6,568

Net earnings	$20,624	$18,207

Net earnings per share-basic and diluted	$0.61	$0.51

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Nine months ended September 30, 2002 and September 30, 2001
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Treasury Stock	Total
Balance at December 31, 2000	$—	$38,286	$75,523	$64,198	$836	$(3,802)	$(5,795)	$169,246
Net earnings for the nine months ended September 30, 2001	—	—	—	18,207	—	—	—	18,207
Change in unrealized gain on available-for-sale securities	—	—	—	—	3,695	—	—	3,695

Total comprehensive income for the nine months ended September 30, 2001	—	—	—	18,207	3,695	—	—	21,902
Exercise of 65,430 stock options	—	65	296	—	—	—	—	361
Purchase of 2,735,100 shares of treasury stock	—	—	—	—	—	—	(18,560)	(18,560)
Decrease in unearned compensation	—	—	—	—	—	1,000	—	1,000
Dividends paid ($0.06 per common share)	—	—	—	(2,144)	—	—	—	(2,144)

Balance at September 30, 2001	$—	$38,351	$75,819	$80,261	$4,531	$(2,802)	$(24,355)	$171,805

Balance at December 31, 2001	$—	$38,352	$75,955	$85,721	$(8)	$(3,440)	$(30,935)	$165,645
Net earnings for the nine months ended September 30, 2002	—	—	—	20,624	—	—	—	20,624
Change in unrealized gain on available-for-sale securities	—	—	—	—	6,456	—	—	6,456

Total comprehensive income for the nine months ended September 30, 2002	—	—	—	20,624	6,456	—	—	27,080
Exercise of 83,445 stock options	—	84	172	—	—	—	—	256
Purchase of 304,500 shares of treasury stock	—	—	—	—	—	—	(2,185)	(2,185)
Increase in unearned compensation	—	—	—	—	—	(6,243)	—	(6,243)
Dividends paid ($0.06 per common share)	—	—	—	(2,022)	—	—	—	(2,022)

Balance at September 30, 2002	$—	$38,436	$76,127	$104,323	$6,448	$(9,683)	$(33,120)	$182,531

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2002 and September 30, 2001
(In thousands)
(unaudited)

	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net earnings	$20,624	$18,207
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities, net of purchase acquisitions:
Provision for loan losses	13,120	9,565
Gains on sales of securities	(4,839)	(1,428)
Amortization of investment securities' premiums, net of accretion	590	(23)
Depreciation	4,674	4,437
Amortization of intangible assets	208	57
Amortization of goodwill	—	1,410
Gain on sale of mortgage loans held for sale	(1,554)	(1,500)
Increase in cash surrender value of bank owned life insurance	(2,684)	(1,277)
Net decrease (increase) in trading securities	4,110	(1,798)
Proceeds from sale of loans held for sale	51,297	58,522
Origination of loans held for sale, net of repayments	(61,760)	(17,488)
Other changes:
Accrued interest receivable and other assets	13,038	(13,300)
Accrued interest payable and other liabilities	6,285	3,473

Net cash provided by operating activities	43,109	58,857

Cash flows from investing activities:
Net increase in loans	(352,212)	(242,802)
Principal collections and proceeds from sales and maturities of available-for-sale securities	597,285	393,848
Purchases of available-for-sale securities	(774,256)	(381,462)
Purchases of held-to-maturity securities	(59,183)	(9,077)
Purchase of bank owned life insurance policy	—	(50,945)
Net additions to premises and equipment	(22,736)	(3,542)
Cash received in purchase acquisitions, net of cash paid	146,633	44,732

Net cash used in investing activities	(464,469)	(249,248)

Cash flows from financing activities:
Increase (decrease) in deposits	409,705	(61,325)
Net increase in short-term borrowings	38,100	27,377
Proceeds from FHLB & long-term borrowings	3,260	189,625
Proceeds from issuance of common stock	256	361
Purchase of treasury stock	(2,185)	(18,560)
Dividends paid	(2,022)	(2,144)

Net cash provided by financing activities	447,114	135,334

Increase (decrease) in cash and cash equivalents	25,754	(55,057)
Cash and cash equivalents, beginning of period	73,773	118,891

Cash and cash equivalents, end of period	$99,527	$63,834

Supplemental schedule of non-cash activities:
Non-cash investing activities related to the securitization of loans held for sale:
Increase in investment securities	—	$85,981
Decrease in mortgage loans held for sale	—	(85,981)
Non-cash activities related to purchase acquisitions:
Increase in land, buildings, and equipment	2,276	$1,538
Increase in other assets	—	7,623
Increase in other liabilities	—	17
Increase in deposits	148,909	51,410
Supplemental disclosure of cash flow information:
Cash paid for interest	$71,975	$89,174
Cash paid for income taxes	3,359	4,270

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of presentation

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

        The consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position and results of its operations and its cash flows for those periods. The consolidated statements of earnings for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

2.    Earnings per common share

        Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. Employee stock options are the Company's only potential common share equivalent.

        The shares used in the calculation of basic and diluted income per share for the three and nine months ended September 30, 2002 and September 30, 2001 are shown below (in thousands):

	For the Three Months ended September 30		For the Nine Months ended September 30
	2002	2001	2002	2001
Weighted average common shares outstanding	33,713	35,050	33,714	35,837
Stock options	220	62	180	44

Weighted average common shares and common share equivalents outstanding	33,933	35,112	33,894	35,881

3.    Intangible Assets and Goodwill

        The following table presents information about the Company's intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

	September 30, 2002		September 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Core deposit premium	$7,508	$312	$4,156	$57
Aggregate amortization expense for the nine months ended		$208		$57

        Estimated amortization expense (in thousands) for the year ending:

2002	$333
2003	$501
2004	$501
2005	$501
2006	$501

        Goodwill at September 30, 2002 was $34.4 million, a decrease of $267,000 from the December 31, 2001 balance due to the sale of our Kansas branches during the second quarter. There was no impairment to goodwill recorded for the three or nine months ended September 30, 2002.

Goodwill
(In thousands)
Balance at January 1, 2002	$34,666
Goodwill acquired during the period	—
Impairment losses	—
Reduction in goodwill due to sale of branches	(267)

Balance at September 30, 2002	$34,399

        As required by SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. The following tables compare results of operations as if no goodwill amortization had been recorded for the three and nine months ended September 30, 2002 and September 30, 2001.

	For the Three Months ended September 30		For the Nine Months ended September 30
	2002	2001	2002	2001
	(In thousands, except per share data)
Reported net earnings:	$7,505	$6,160	$20,624	$18,207
Add back goodwill amortization	—	350	—	1,410

Adjusted net earnings	$7,505	$6,510	$20,624	$19,627

Basic earnings per share:
Reported net earnings	$0.22	$0.18	$0.61	$0.51
Add back goodwill amortization	—	0.01	—	0.04

Adjusted net earnings	$0.22	$0.19	$0.61	$0.55

Diluted earnings per share:
Reported net earnings	$0.22	$0.18	$0.61	$0.51
Add back goodwill amortization	—	0.01	—	0.04

Adjusted net earnings	$0.22	$0.19	$0.61	$0.55

4.    Comprehensive Income

        Comprehensive income was $9.4 million and $8.1 million for the three months ended September 30, 2002 and September 30, 2001, respectively. Comprehensive income was $27.1 million and $21.9 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended September 30, 2002 and September 30, 2001, the Company recorded reclassification adjustments of $961,000 and $90,000 associated with gains included in net earnings for the respective periods. During the nine months ended September 30, 2002 and September 30, 2001, the

Company recorded reclassification adjustments of $3.1 million and $928,000 associated with gains included in net earnings for the respective periods.

5.    Mergers, Acquisitions, Dispositions and Consolidations

        Ott Financial Corporation.    On March 30, 2001, Gold Capital Management, Inc., the Company's wholly owned subsidiary, acquired Ott Financial Corporation of Wichita, Kansas for approximately $2.7 million. Ott was the holding company for Davidson Securities, Inc. and J.O. Davidson and Associates, Inc., which specialized in public finance advisory and underwriting services. At the time of the acquisition, the companies were all merged into Gold Capital Management. The acquisition was accounted for using the purchase method of accounting. The excess of cost over fair value of the underlying net assets acquired was $1.5 million. Ott had total assets of approximately $1.3 million at the time of the acquisition. The following schedule reflects the allocation of the purchase price to the various assets and liabilities acquired in the acquisition.

	Historical Basis	Fair Value Adjustments	Adjusted Balances
Cash	$266,000	—	266,000
Investments	858,000	—	858,000
Fixed assets	38,000	—	38,000
Account receivable	51,000	—	51,000
Other assets	61,000	—	61,000
Goodwill	—	1,481,000	1,481,000

	$1,274,000	1,481,000	2,755,000

Other accrued expenses	$17,000	—	17,000
Stockholders' equity	1,257,000	1,481,000	2,738,000

	$1,274,000	1,481,000	2,755,000

        Information Products, Inc.    On April 26, 2001, CompuNet Engineering, Inc., a wholly owned subsidiary of the Company, acquired the assets of Information Products, Inc. for approximately $1 million. Information Products provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware maintenance and systems design and installation across all industry sectors. The asset acquisition was accounted for using the purchase method of accounting. The excess of cost over fair value of the underlying assets acquired was approximately $872,000. The following schedule reflects the allocation of the purchase price to the various assets and liabilities acquired in the acquisition.

	Historical Basis	Fair Value Adjustments	Adjusted Balances
Inventory	$453,000	(19,000)	434,000
Fixed assets	260,000	—	260,000
Account receivable	557,000	(135,000)	422,000
Goodwill	—	921,000	921,000

	$1,270,000	767,000	2,037,000

Accounts payable	$642,000	(5,000)	637,000
Other accrued expenses	581,000	(53,000)	528,000
Stockholders' equity	47,000	825,000	872,000

	$1,270,000	767,000	2,037,000

        North American Savings Bank.    On July 27, 2001, Gold Bank-Kansas purchased from North American Savings Bank, F.S.B., Grandview, Missouri, North American's deposit base of approximately

$51 million and physical assets at 8840 State Line Road, Leawood, Kansas. The excess of cost over fair value of the underlying assets acquired was approximately $4.2 million, all of which was core deposit premium. Such amount has been recorded as other intangible assets and is being amortized over ten years on a straight-line basis. The following schedule reflects the allocation of the purchase price to the various assets and liabilities acquired in the acquisition.

	Historical Basis	Fair Value Adjustments	Adjusted Balances
Cash	$239,000	—	239,000
Loans	34,000	—	34,000
Fixed assets	1,489,000	—	1,489,000
Intangible asset	—	4,156,000	4,156,000

	$1,762,000	4,156,000	5,918,000

Deposits	$51,410,000	—	51,410,000
Accrued interest	221,000	—	221,000

Net liabilities	$(49,869,000)	4,156,000	(45,713,000)

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

        Sales of Rural Branches.    On May 3, 2002, the Company sold four branches of Gold Bank-Kansas located in rural Kansas. Bank branches in Oberlin, Colby and Norcatur, with deposits of $24.7 million, $11.2 million, and $8.6 million, respectively, were sold to one purchaser. The branch in Alma, with deposits of $22.2 million, was sold to a second purchaser. The Company recorded a gain in the second quarter of 2002 of $2.4 million in connection with the sale of the four branches. The Company believes that the sale of these branches will not have a significant impact on the capital and liquidity or the operations of the Bank.

        Purchase of Encore Branches.    On September 30, 2002, Gold Bank-Kansas purchased from Encore Bank,, Houston, Texas, Encore's deposit base of approximately $149 million and physical assets at four locations in Johnson County, Kansas. In connection with the acquisition, the Company recorded an intangible asset consisting of a core deposit premium of $3.4 million. Such amount has been recorded as other intangible assets and is being amortized over ten years on a straight-line basis.

6.    Treasury Stock

        In August 2001, the Company completed a common stock repurchase program whereby the Company acquired 1,839,000 shares of common stock, or approximately 5% of the shares outstanding as of March 7, 2001. In September 2001, the Company announced the approval of another common stock repurchase program whereby the Company was authorized to acquire up to 1,750,336 additional shares of the Company's common stock, or approximately 5% of the shares outstanding as of September 17, 2001. On July 24, 2002, the Company terminated the share repurchase programs. The

Company acquired 3,216,110 shares under these programs at prices ranging from $6.55 to $7.85 per share.

7.    Derivative Instruments

        In August 2002 the Company entered into three interest rate swap agreements with an aggregate notional amount of $82.5 million. The swaps effectively converted our fixed interest rate obligations under our three outstanding series of trust preferred securities to variable interest rate obligations, decreasing the asset sensitivity of our balance sheet by more closely matching our variable rate assets with variable rate liabilities. Each swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities. Under each of the swaps, the Company pays interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities. The interest rate swaps are derivative financial instruments and have been designated as fair value hedges of the trust preferred securities. Because the critical terms of the interest rate swaps match the terms of the trust preferred securities, the swaps qualify for "short-cut method" accounting treatment under SFAS No. 133.

        During the quarter ended September 30, 2002, the Company received net cash flows of $401,000 under these agreements, which was recorded as a reduction of interest expense on the trust preferred securities.

8.    Subsequent Events

        On October 21, 2002, the Company issued 5,000,000 shares of common stock in a public offering. On October 31, 2002, the underwriters exercised their option to acquire an additional 750,000 shares in order to cover over-allotments. All of these shares were sold at a price of $8.75 before underwriting discounts and commissions. The net proceeds to the Company from the issuance of these shares after deducting underwriting discounts and aggregate offering expenses payable by the Company was approximately $47.3 million. The net proceeds from the offering were used as follows: approximately $18.0 million was contributed to the capital of the Company's subsidiary banks to support their asset growth; approximately $23.0 million was used to pay down the Company's line of credit (substantially all of the proceeds of which have been invested in the capital of the Company's subsidiary banks); and the remaining net proceeds will be used for general corporate purposes.

        On October 31, 2002, the Company acquired, for a purchase price of $1.8 million in cash, the trust company business of George K. Baum Trust Company through a merger involving the Company's subsidiary, Gold Trust Company, and George K. Baum Trust Company. The surviving entity will operate under the name Gold Trust Company. Prior to the merger, total assets under management for George K. Baum Trust Company were approximately $350 million. With this merger, Gold Trust Company now has more than $850 million in assets under management.

9.    Legal proceedings

  Regional Holding Litigation

        The following legal proceedings all relate to the Company's acquisition of Regional Holding Company, Inc. in 1999. The Company purchased all of the capital stock of Regional Holding from Brad D. Ives, David W. Murrill and Robert E. McGannon on August 2, 1999, for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999, between the Company, Regional Holding and Ives, Murrill and McGannon (the "Regional Acquisition").

        The First Regional Arbitration.    The Company prosecuted a claim against Ives, Murrill and McGannon, which was filed before the American Arbitration Association ("AAA") in June 2000. The Company asserted a claim for breach of the representations and warranties made in the Stock Purchase

Agreement. Ives, Murrill and McGannon asserted a counterclaim for breach of certain promissory notes issued by the Company to them as part of the acquisition, seeking a principal amount of $4.08 million, plus interest. Ives, Murrill and McGannon also counter-claimed for declaratory judgment related to the Company's set-off of its claim against the notes, and for fraud in connection with amendments to the notes, Ives's and McGannon's employment agreements and the Stock Purchase Agreement.

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

        The Company obtained an award in its favor after an arbitration hearing held July 16-24, 2001. A three-person AAA panel made an award in the Company's favor canceling the $4.08 million promissory notes from it to Ives, Murrill and McGannon, and awarding the Company additional damages of $489,000 against Ives, Murrill and McGannon. In addition, the AAA panel ruled in the Company's favor on all of Ives's, Murrill's and McGannon's counter-claims. The AAA panel denied a request for costs and fees, and denied a motion to reallocate or amend the award. As a result of the AAA panel's ruling, the Company recorded the cancellation of the notes payable and the monetary award as a reduction of other expense in the third quarter of 2001. With respect to the accounting dispute, the AAA panel ruled in the Company's favor, ordering the parties to submit the matter in accordance with the contract procedures.

        Civil Court Challenges of First Arbitration Award.    On November 9, 2001, Ives and Murrill filed a Petition to Vacate or Modify Arbitration Award in Jackson County, Missouri Circuit Court. On November 13, 2001, McGannon, who now is represented by separate counsel from Ives and Murrill, filed a virtually identical Petition to Vacate or Modify Arbitration Award, also in Jackson County. The petitions sought to have the court set aside the AAA panel's award on the grounds that the panel exceeded its authority and/or violated Ives's, Murrill's and McGannon's due process rights in making the award. The Company answered the petitions and asserted counterclaims on December 3, 2001. The Company's counterclaim sought confirmation of the arbitration award, interest on the award from August 31, 2001 until the final judgment and its fees and costs incurred in defending this challenge. Ives and Murrill replied to the Company's counterclaim on December 10, 2001. McGannon filed his reply on December 28, 2001. The Company filed motions for summary judgment on January 8, 2002. Ives and Murrill opposed the Company's motion and filed a cross motion for summary judgment on March 11, 2002. McGannon opposed the Company's motion and filed a cross motion for summary judgment on March 21, 2002. In April 2002, the Company responded to these pleadings and participated in a hearing to (i) discuss the status of summary judgment briefing and (ii) schedule a tentative trial date in June 2002. On June 20, 2002, the Circuit Court granted the Company's summary judgment motion and denied the summary judgment motions of Ives and Murrill. The court also confirmed the original arbitration award. The Circuit Court ruling became final on July 22, 2002.

        Civil Fraud and Employment Claims Suit.    Ives, Murrill and McGannon filed a civil case on September 5, 2000, against Gold Banc Mortgage, Inc., Michael Gullion and Jerry Bengtson ("Defendants") in the Circuit Court of Jackson County, Missouri. As subsequently amended, Ives, Murrill and McGannon in the Jackson County case allege three counts:

  •
  that (parallel to their fraud claim in the arbitration proceeding) in December 1999, Defendants fraudulently induced Ives, Murrill and McGannon to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages;

  •
  that McGannon is entitled to declaratory judgment that his placement on administrative leave for a period of time during the arbitration was a constructive termination under his employment agreement entitling him to certain rights; and

  •
  that Gold Banc Mortgage breached Ives's employment agreement when it changed his termination to "for cause" in 2001 based on evidence acquired subsequent to his original termination in 2000 "without cause," allegedly entitling Ives to payment of employment payments and benefits he otherwise would have received.

        Gold Banc Mortgage answered, denying the claims against it and asserting affirmative defenses.

        Second Regional Arbitration.    The Company filed a second arbitration claim against Ives, Murrill and McGannon before the American Arbitration Association on January 10, 2002. The Company asserted:

  •
  a contractual claim against Ives, Murrill and McGannon for additional breaches of the representations and warranties made in the Stock Purchase Agreement related to the acquisition of Regional Holding; and

  •
  an indemnification claim for litigation expenses and other specified damages incurred by it after the closing date of the acquisition of Regional Holding related to acts, or omissions, that occurred prior to the closing date of the acquisition.

        These breaches of representations and warranties and claims for indemnification arose, or were discovered, after the first arbitration was filed, and were not litigated or decided in the first arbitration. The Company sought damages of approximately $616,594.25 and its attorneys' fees. On February 8, 2002, McGannon responded to the Company's claim with a general denial of the allegations. Ives and Murrill also responded on February 8, 2002, with a general denial of the allegations, a counterclaim alleging that the Company willfully breached the Stock Purchase Agreement and its duties thereunder, and a prayer for a declaratory judgment and compensatory and punitive damages. The Company responded with a denial of all Ives's and Murrill's counterclaims.

        Regional Holding Settlements.    All of the above-described pending actions between the Company and Ives, Murrill and McGannon were settled during the third quarter of 2002. The terms of the settlement with McGannon included an agreement that all claims and counterclaims against McGannon and the Company would be dismissed. The remaining terms of the settlement with McGannon are subject to a confidentiality provision. The terms of the settlements with Ives and Murrill included the payment of money by Ives and Murrill to the Company, as well as an agreement that the Company, Ives and Murrill would seek dismissal of all claims and counterclaims against one another. All payments of money due have been tendered and all claims and counterclaims between all of the parties have been dismissed.

CUNA Trademark Lawsuit

        The Company filed suit against the Credit Union National Association, Inc. ("CUNA") on July 26, 2001, in the United States District Court for the District of Kansas to defend its MORE THAN MONEY service mark. Suit was filed to protect the Company's rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed the Company's service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA's two registrations for its mark be cancelled, and money damages, including a sum to compensate the Company for corrective advertising. CUNA filed its Answer to the Complaint on

September 17, 2001. In March 2002, the Company participated in a court ordered mediation but the parties were unable to reach a resolution. The Company has agreed to revisit the possibility of settlement at a later date following additional discovery. Fact discovery has now closed and expert witness reports on liability issues have been produced by both sides. A summary judgment motion was filed by CUNA and the Company filed its response on July 19, 2002. The court has not ruled on this motion. The matter has been set for a final pretrial conference in October 2002 and has been placed on the January 2003 trial docket of the presiding judge. The Company cannot predict with certainty the outcome of this litigation.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

        The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three- and nine-month periods ended September 30, 2002. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as the Company's 2001 Annual Report on Form 10-K. Results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of results to be attained for any other period.

Summary

        Consolidated net earnings for the nine months ended September 30, 2002 was $20.6 million; a $2.4 million increase over the $18.2 million for the first nine months of 2001. Net earnings for the three months ended September 30, 2002 was $7.5 million compared with $6.2 million for the three months ended September 30, 2001. Diluted earnings per share were $0.61 for the first nine months of 2002 compared to $0.51 per share for the first nine months of 2001. Earnings per share were $0.22 for the quarter ended September 30, 2002 compared to $0.18 for the quarter ended September 30, 2001. The return on average assets and equity was 0.84% and 16.01%, respectively, for the nine months ended September 30, 2002 compared to 0.88% and 14.57%, respectively, for the nine months ended September 30, 2001. The return on average assets and equity was 0.87% and 16.61%, respectively, for the three months ended September 30, 2002 compared to 0.85% and 14.43%, respectively, as of September 30, 2001. The stockholders' equity to total assets ratio was 5.00% and 5.86% for the nine months ended September 30, 2002 and September 30, 2001, respectively. The dividend to net income ratio for the nine months ended September 30, 2002 and September 30, 2001, respectively was 9.83% and 11.76%. The dividend to net income ratio for the three months ended September 30, 2002 and September 30, 2001, respectively was 9.09% and 11.11%.

Results of Operations

    Net Interest Income

        Total interest income for the nine months ended September 30, 2002 was $149.4 million compared to $154.8 million for the nine months ended September 30, 2001 or a decrease of $5.4 million. This decrease resulted from a $4.1 million decrease in loan interest and a $1.7 million decrease in other interest income, partially offset by a $363,000 increase in investment security interest. Total interest income for the three months ended September 30, 2002 was $51.1 million; a $398,000 increase over the three months ended September 30, 2001. The increase was the result of a $1.7 million increase in loan interest income partially offset by a $1.3 million decrease in investment securities interest income. Average loans increased to $2.4 billion for the three months ended September 30, 2002 compared to $2.0 billion for the three months ended September 30, 2001 or a 22.2% increase. Average loans increased to $2.3 billion for the nine months ended September 30, 2002 compared to $1.9 billion for the nine months ended September 30, 2001 or a 21.1% increase. This increase in loan volume was also accompanied by an decrease on our net yield on interest earning assets from 7.72% for the three months ended September 30, 2001 to 6.46% for the three months ended September 30, 2002 on a tax equivalent basis. For the nine months ended September 30, 2002, our yield on interest earning assets, on a tax equivalent basis decreased from 8.26% to 6.68%.

        Average earning assets were $3.0 billion for the nine months ended September 30, 2002 compared with $2.5 billion for the first nine months of 2001. Average earning assets were $3.1 billion for the three months ended September 30, 2002 compared with $2.6 billion for the three months ended September 30, 2001.

        Total interest expense for the nine months ended September 30, 2002 was $73.3 million compared to $90.2 million for the nine months ended September 30, 2001. Total interest expense for the three months ended September 30, 2002 was $24.8 million; a $5.1 million, or 17.1%, decrease over the three months ended September 30, 2001. The decrease was the result of a $4.3 million decrease in interest on deposits and a $801,000 decrease in interest expense on other borrowings. For the three months ended September 30, 2002, the Company's average cost of funds was 3.05%, a decrease from 4.30% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the Company's average cost of funds was 3.19%, a decrease from 4.68% for the three months ended September 30, 2001. The decrease in the average cost of funds primarily relates to the reduced rates paid on deposits.

        Net interest income was $76.1 million for the nine months ended September 30, 2002 compared with $64.6 million for the nine months ended September 30, 2001. Net interest income was $26.3 million for the three months ended September 30, 2002, compared to $20.9 million for the same period in 2001; an increase of 25.8%. The Company's net interest margin increased from 3.38% for the nine months ended September 30, 2001 to 3.52% for the nine months ended September 30, 2002 on a tax equivalent basis. Net interest margin increased from 3.29% for the three months ended September 30, 2001 to 3.44% for the three months ended September 30, 2002 on a tax equivalent basis. The increase in net interest income and net interest margin was the result of a significant increase in loans during the periods and the repricing of bank deposits at lower interest rates. For the three months ended September 30, 2002, average interest bearing liabilities decreased $68.6 million compared to an increase of $77.3 million in average interest earning assets. The difference between the decrease in average interest bearing liabilities and the increase in average assets is due to an increase in non-interest bearing deposits for the quarter.

    Provision/Allowance for Loan Losses

        The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 68% of the Company's total assets as of September 30, 2002. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things.

        The allowance for loan losses totaled $29.7 million and $26.1 million at September 30, 2002 and December 31, 2001, respectively, and represented 1.18% and 1.21% of total loans at each date. The provision for loan losses for the nine months ended September 30, 2002 was $13.1 million compared to $9.6 million for the nine months ended September 30, 2001. Contributions to the allowance for loan loss increased by $3.5 million in support of current non-performing loans as well as significant new loan growth generated during the first nine months of 2002. Net charge-offs for the nine months ended September 30, 2002 were $9.6 million compared to $10.5 million for the nine months ended September 30, 2001. The provision for loan losses for the three months ended September 30, 2002 was $3.2 million compared to $5.2 million for the three months ended September 30, 2001. Net charge-offs for the three months ended September 30, 2002 were $4.0 million compared to $4.1 million for the three months ended September 30, 2001. Management has continued to review the loan portfolios of the banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

        The allowance for loan losses is comprised of specific allowances assigned to certain classified loans and a general allowance. The Company continuously evaluates our allowance for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Factors contributing to the determination of specific allowances include the credit worthiness of the borrower, changes in the expected future receipt of principal and interest payments and/or changes in the value of pledged collateral. An allowance is recorded when the carrying amount of the loan exceeds the discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general allowance, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Each credit grade is assigned a risk factor, or allowance allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required allowance.

        The allowance allocation percentages assigned to each credit grade have been developed based on an analysis of historical loss rates at our individual banks, adjusted for certain qualitative factors and on our management's experience. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general allowance serves to compensate for additional areas of uncertainty and considers industry comparable reserve ratios.

        The methodology used in the periodic review of allowance adequacy, which is performed at least quarterly, is designed to be responsive to changes in actual credit losses. The changes are reflected in the general allowance and in specific allowances as the collectibility of larger classified loans is continuously recalculated with new information. As the Company's portfolio matures, historical loss ratios are being closely monitored.

        The Company actively manages its past due and non-performing loans in each bank subsidiary in an effort to minimize credit losses, and monitors asset quality to maintain an adequate loan loss allowance. Although management believes its allowance for loan losses is adequate for each bank and on an aggregate basis, the allowance may not prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, and significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of the Company's net earnings and capital.

        The Company considers non-performing assets to include all non-accrual loans, other loans past due 90 days or more as to principal and interest and still accruing, other real estate owned and repossessed assets. Total non-performing loans were $18.2 million and $23.0 million at September 30, 2002 and December 31, 2001, respectively. The $4.8 million reduction in non-performing loans can generally be attributed to the collection of a real estate secured credit of $1.5 million and the renewal of a second credit in the amount of $1.165 million enhanced with State of Kansas guarantees. Total non-performing loans were 0.72% and 1.06% of gross loans at September 30, 2002 and December 31, 2001, respectively. Total non-performing assets were $20.2 million and $27.5 million at September 30, 2002 and December 31, 2001, respectively. The improvement of non-performing assets of $6.3 million can be generally attributed to the above enhanced credits and the sale of two commercial real estate properties valued at $2.2 million as of 12/31/01. Total non-performing assets were 0.55% and 0.91% of total assets at September 30, 2002 and December 31, 2001, respectively.

    Other Income

        Other income for the nine months ended September 30, 2002 was $46.7 million compared to $37.0 million for the first nine months of 2001. The increase of $9.7 million resulted from an increase of $1.4 million in service fees, which were primarily from fee income on investments of the Company, a $897,000 decrease in investment trading fees and commissions due to decreased trading activity at Gold Capital Management, an increase of $3.4 million in net securities gains from the sale of stock in an equity investment, a $6.4 million increase in sales from information technology services which resulted in sales from the acquisition of IPI in mid 2001, and a $690,000 decrease in other income.

        For the three months ended September 30, 2002, other income was $15.9 million compared to $17.1 million for the three months ended September 30, 2001. This equated to a decrease of $1.2 million, or 7.1%. The net decrease resulted from a decrease in service fees of $1.6 million compared with the third quarter of 2001, and a $439,000 decline in investment trading fees and commissions. This was offset by an increase in sales from information technology sales, which increased from $4.6 million in the third quarter of 2001 to $5.1 million in the third quarter of 2002. This increase was the result of increased sales revenue derived from Information Products, Inc., which was acquired in the second quarter of 2001. Net securities gains from securities sales increased $1.3 million. Other income decreased from $4.3 million to $2.8 million from the third quarter of 2001 to the third quarter of 2002.

        During the second quarter of 2002, the Company recorded a gain of $2.4 million on the sale of five branch locations in rural Kansas. The Company sold these branch locations in order to focus its efforts on their metropolitan focus. The Company did not record any restructuring or exit costs related to this transaction.

    Other Expense

        For the first nine months of 2002, other expense was $81.0 million compared to $67.3 million for the same period of 2001. Salaries and employee benefits increased from $33.5 million in the first nine months of 2001 to $38.7 million in the first nine months of 2002, or an increase of $5.1 million. Adding additional branch locations and expansion of our current operations caused this increase. Goodwill expense was $1.5 million during the first nine months of 2001, which was reduced to zero in 2002 due to the adoption of a new accounting standard. A $4.8 million increase resulted from the cost of sales component for hardware and software sold by CompuNet. This directly relates to the $6.4 million increase in information technology sales described above in the Other Income section. The remaining expenses classified as other expense increased from $18.1 million to $22.9 million. This increase of $4.8 million was derived from a $1.9 million increase in software and data processing expense caused by adding locations and conversion to one data processing platform for our loan and deposit processing for our Kansas and Florida banks, a $585,000 increase in advertising and marketing costs, a $1.5 million increase in legal costs mainly relating to trademark litigation, and an increase of $1.7 million in other miscellaneous expenses due to consulting and other miscellaneous costs.

        Other expense for the three months ended September 30, 2002 was $28.7 million, compared to $25.8 million for the three months ended September 30, 2001. This is an increase of $2.9 million, or 11.3%. Salaries and employee benefits increased $1.9 million, cost of sales for information technology sales increased $631,000, net occupancy expenses increased $244,000, depreciation expenses increased $283,000, goodwill amortization decreased $407,000, and other miscellaneous expenses increased $255,000 in comparing the quarter ended September 30, 2002 with the quarter ended September 30, 2001.

    Income Tax Expense

        Income tax expense for the nine months ended September 30, 2002 was $8.0 million compared to $6.6 million for the nine months ended September 30, 2001. The effective tax rate was 27.9% and

26.5% for each period, respectively. Income tax expense for the three months ended September 30, 2002 and 2001 was $2.8 million and $770,000, respectively. The effective tax rate for each time period was 27.5% and 11.1%, respectively. Tax expense for the third quarter of 2001 was reduced due to the effect of the recording of the $4.5 million arbitration award as nontaxable income during the third quarter of 2001. The Company's effective tax rate is less than the statutory federal rate of 35% due primarily to municipal interest income and income generated from the Company's investment in bank owned life insurance, as well as the recording of the arbitration award described above.

Financial Condition

        From December 31, 2001 to September 30, 2002, total assets grew from $3.0 billion to $3.6 billion. Net loans increased from $2.1 billion to $2.5 billion. Investment securities were $835.2 million at September 30, 2002, compared to $588.8 million at December 31, 2001; an increase of $246.4 million or 41.8%. Mortgage loans held for sale increased from $11.3 million to $23.4 million. Net premises and equipment increased from $57.7 million to $75.0 million. Cash surrender value of BOLI life insurance increased from $53.0 million to $55.7 million. Total liabilities increased from $2.9 billion to $3.5 billion. Deposits increased from $2.2 billion to $2.7 billion, from December, 2001 to September, 2002. Securities sold under agreements to repurchase increased from $103.7 million to $171.8 million. Total long and short-term borrowings increased $47.6 million, or 8.6%, from December 31, 2001. Accrued interest and other liabilities increased from $24.2 million to $34.1 million.

        During the first nine months of 2002, loans increased $339.0 million, or 19%, over balances at December 31, 2001. The increase was the result of increased loan activity. Mortgage loans held for sale increased $12.0 million over the balance at December 31, 2001. The increase was due to an increase in fixed rate single-family mortgage loans originated during the nine-month period ended September 30, 2002.

        Investment securities at September 30, 2002, increased $246.0 million compared to the balance at December 31, 2001. Most of the increase resulted from higher investments in mortgage-backed securities. The growth in investment securities since December 31, 2001, occurred mainly from the investment of $147.0 million, in proceeds received from the Encore Bank branch acquisition. The total investment securities portfolio amounted to $835.2 million at September 30, 2002, and was comprised mainly of U.S. government and agencies (25.0%), mortgage-backed (43.0%), and other asset-backed (32.0%) investment securities.

        Bank owned life insurance at September 30, 2002, increased $2.7 million compared to the balance sheet amount at December 31, 2001. The increase in the balance resulted from the earnings recorded on the Company's investment in bank owned life insurance. The Company did not purchase any additional bank owned life insurance during the nine months ended September 30, 2002.

        Total deposits increased $558.6 million at September 30, 2002, compared to December 31, 2001, mainly due to an increase of $424.0 million in long term retail certificates of deposit, $117.0 million in money market accounts and $18.0 million in other deposits. Approximately $147 million of the increase related to deposits assumed in the Encore Bank branch acquisition.

        Compared to 2001 year-end balances, borrowings at September 30, 2002, increased $47.6 million. The Company's short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings rose $38.2 million during the first nine months of 2002 to a balance of $172.7 million at September 30, 2002. Long term borrowings, consisting mainly of FHLB borrowings and other long term borrowings from LaSalle Bank, increased $9.5 million to $425.6 million outstanding at September 30, 2002.

    Contractual Obligations and Commercial Commitments

        The following table presents the Company's contractual cash obligations, defined as operating lease obligations, principal payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of September 30, 2002 for the periods indicated.

	Payments Due by Period
Contractual Cash Obligations	Total interest and principal	One Year and Less	One to Three Years	Four to Five Years	More than Five Years
	(dollars in thousands)
Operating leases	$25,637	$3,087	$6,394	$4,713	$11,443
FHLB advances(1)	499,202	60,623	78,976	19,397	340,206
Subordinated debt(1)	80,575	1,734	3,468	3,468	71,905
Trust preferred securities	273,292	7,321	14,642	14,642	236,687

Total contractual obligations	$878,706	$72,765	$103,480	$42,220	$660,241

(1)
For floating interest rate obligations, based upon interest rate in effect on September 30, 2002.

Liquidity and Capital Resources

        Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. The Banks also have established a credit facility with the FHLB, under which they are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. The Company's liquidity needs and funding are provided through non-affiliated bank borrowings, cash dividends and tax payments from its subsidiary Banks. The Company has a $25 million line of credit with a correspondent bank with $23.0 million in outstanding borrowings at September 30, 2002, of which $21.0 million was subsequently repaid in October 2002 with the proceeds from a public offering of 5.75 million shares of common stock that closed in October 2002. The remaining $2.0 million will be repaid in November when the loans mature. Total loans increased $339.0 million compared to December 31, 2001, while total deposits increased $559.0 million compared to the same period. The majority of the Company's deposits consist of time deposits which mature in less than one year. If the Company is unsuccessful in rolling over these deposits, then the Company will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

        Cash and cash equivalents and investment securities totaled $934.7 million, or 25.6%, of total assets at September 30, 2002 compared to $662.6 million, or 22.0%, at December 31, 2001. Cash provided by operating activities for the nine months ended September 30, 2002 was $43.1 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $464.5 million, consisting of an increase in loans of $352.2 million and the purchase of fixed assets of $22.7 million, the purchase of held to maturity securities of $59.2 million, and the net increase in available for sale securities of $177.0 million. Cash provided by financing activities was $447.1 million, consisting primarily of an increase in deposits of $409.7 million and of an increase in net borrowings of $41.4 million.

        The Company and its subsidiaries actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be "well capitalized" a company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be at least 10.0%, 6.0% and 5.0% respectively. The Company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at September 30, 2002 were 10.11%, 7.08% and 5.70%, respectively. These same ratios at December 31, 2001 were 11.41%, 7.85% and 6.27%, respectively. Total loans increased $339 million compared to December 31, 2001 while total deposits increased $559 million compared to the same period. Even with this increase in the balance sheet, the Company's ratios exceed the necessary levels to be considered well capitalized. The principal source of funds at the holding company level is dividends from the Banks. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At September 30, 2002, the subsidiary banks could pay $37.2 million in dividends to the holding company and still remain well capitalized. Management believes funds generated from the dividends from its subsidiaries and its existing line of credit will be sufficient to meet its current cash requirements. However, if the Company continues at its current rate of internal growth, the Company will need to raise additional equity to remain "well capitalized" in addition to the October 2002 offering.

        In August 2001, the Company completed a common stock repurchase program whereby the Company acquired 1,839,000 shares of common stock, or approximately 5%, of the shares outstanding as of March 7, 2001. In September 2001, the Company announced the approval of another common stock repurchase program whereby the Company was authorized to acquire up to 1,750,336 additional shares of the Company's common stock, or approximately 5%, of the shares outstanding as of September 17, 2001. On July 24, 2002, the Company terminated the share repurchase program. The Company acquired 3,216,110 shares under these programs at prices ranging from $6.55 to $7.85 per share.

BOLI Policies

        The Company's Bank subsidiaries have purchased bank-owned life insurance ("BOLI") policies with death benefits payable to the Banks on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank's aggregate investment in BOLI to 25% of the bank's capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the Bank's capital and surplus. All of the Banks' BOLI investments comply with federal guidelines. As of September 30, 2002, Gold Bank-Kansas had $27.2 million of BOLI (equal to 20.0% of its capital and surplus), Gold Bank-Oklahoma had $16.3 million of BOLI (equal to 23.9% of its capital and surplus) and Gold Bank-Florida had $10.9 million of BOLI (equal to 23.9% of its capital and surplus). The Banks monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. The Company believes that these BOLI investments will not have any significant impact on the capital or liquidity of the banks subsidiaries.

    CompuNet Activities

        CompuNet Engineering, Inc., which was acquired in March 1999, provides information technology, e-commerce services and networking solutions for banks and other businesses. Under current Federal Reserve regulations, the data processing activities of a bank holding company and its subsidiaries must be done primarily for financial companies, and non-financial data processing activities must be limited to 30% of the bank holding company's total consolidated annual data processing revenues. When the Company acquired CompuNet, the aggregate data processing activities of the Company and CompuNet complied with this 30% limitation.

        On December 21, 2000, the Federal Reserve published a proposed regulation that would permit a financial holding company to generate up to 80% of its consolidated data processing revenue from non-financial data processing activities. The proposed regulation limits the investment of a financial holding company in such data processing activities to 5% of the financial holding company's tier 1 capital. The comment period on the proposed regulation expired on February 16, 2001. The Company has been advised that the Federal Reserve plans to publish a final regulation during the second half of 2002.

        In 2001, CompuNet acquired the assets of Information Products, Inc., which provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware, maintenance and systems design and installation across all industry sectors. This acquisition significantly increased the amount of CompuNet's non-financial data processing activities. For the year ended December 31, 2001 approximately 71% of CompuNet's revenues were non-financial in nature, and thus not in compliance with the Federal Reserve's current 30% limitation.

        If later this year the Federal Reserve promulgates a final data processing regulation that is substantially similar to its proposed regulation, the Company believes that CompuNet will not be required to change or limit its data processing activities. However, the Federal Reserve might not promulgate a final data processing regulation that would permit CompuNet to continue to engage in its current level of non-financial data processing activities If that were to happen, the Company would be required to take corrective action. This could be accomplished by converting CompuNet into a merchant banking investment, increasing CompuNet's revenues from financial data processing activities, decreasing CompuNet's revenues from non-financial data processing activities, selling part or all of CompuNet's business to an unaffiliated third party, or other curative action. Although there is no regulation that sets forth the maximum time period the Company would have to bring CompuNet's data processing activities back into compliance, the Federal Reserve has generally required that impermissible activities of a bank holding company be terminated within a two year period of time.

        If the Company decides to convert CompuNet into a merchant banking investment, the Company (or a wholly-owned subsidiary of the Company) would be the sole stockholder of CompuNet, and CompuNet would be able to engage in an unrestricted amount of non-financial data processing activities. The Company's investment in CompuNet would be subject to certain significant restrictions. The Company would be required to sell CompuNet within 10 years. Furthermore, the Company would generally be prohibited from routinely managing CompuNet and from having any of the Company's banks cross- market products with CompuNet. The Company has discussed with the Federal Reserve the possible conversion of CompuNet into a merchant banking investment, and the Federal Reserve has not raised any objections to such a conversion. In the event that CompuNet is not converted into a merchant banking investment, the Federal Reserve would require the Company to reduce, restructure, partially divest or completely divest the business activities of CompuNet, and the Company's non-interest income could be significantly reduced.

Accounting and Financial Reporting

        Effective January 1, 2002, the Company adopted Statement of Accounting Standards No.142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has identified its reporting units to be at the individual subsidiary level. The Statement allows until June 30, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit, goodwill, both of which would be measured as of January 1, 2002. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss must be recognized as the cumulative effect of a change in accounting principle in the Company's 2002 statement of income.

        The Company completed the first step in the transitional goodwill impairment valuation, which was to compare the fair value of its reporting units with the carrying amount of the reporting units. Because the fair value of the reporting units exceeded the carrying value of the units, no indication of reporting unit goodwill impairment exists. As a result, performance of the second step on the transitional impairment test described above was not necessary, and no impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's 2002 statement of income.

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

    Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in the first note to the consolidated financial statements in the Company's 2001 Annual Report on Form 10-K. Critical accounting policies are both important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

    Allowance for Loan Losses

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

        The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for losses based on a number of factors. If the Company's assumptions are wrong, its allowance for loan losses may not be sufficient to cover loan losses. The Company may have to increase the allowance in the future. Material additions to the Company's allowance for loan losses would have a material adverse effect on its net earnings.

    Impairment of Goodwill Analysis

        As required by the provisions of SFAS 142, the Company completed its initial valuation analysis to determine whether the carrying amounts of the Company's reporting units were impaired. The

Company's initial impairment review indicated that there was no impairment of goodwill as of December 31, 2001. However, as required by SFAS 142, the Company will be required to review the goodwill for impairment at least annually or more frequently based upon facts and circumstances related to a particular reporting unit.

        The fair value of the Company's non-bank financial subsidiaries (Gold Capital Management and CompuNet Engineering) fluctuates significantly based upon, among other factors, the net operating income of these subsidiaries. If these subsidiaries experience a sustained deterioration in their cash flow from operations then the Company may have to record a goodwill impairment charge in the future.

    Deferred Income Taxes

        SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgement is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company's financial position or its results of operations.

    Forward-Looking Statements

        This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, cash flows, plans, objectives, future performance and business of the Company and its subsidiaries, including, without limitation:

  •
  statements that are not historical in nature, and

  •
  statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends" or similar expressions.

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

        The Company has described under "Factors That May Affect Future Results of Operations, Financial Condition, Cash Flows or Business" additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that the Company has not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made.

    Factors That May Affect Future Results of Operations, Financial Condition, Cash Flows or Business

        The Company is identifying important risks and uncertainties that could affect the Company's results of operations, financial condition, cash flows or business and that could cause them to differ materially from the Company's historical results of operations, financial condition, cash flows or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

    The Company may not be able to maintain its growth rate.

        It may be difficult for the Company to maintain its rapid rate of growth. The rural market areas the Company now serves offer more limited opportunities for growth than the metropolitan markets the Company serves. The Company believes future growth in its revenues and net earnings will depend primarily on its internal growth in the metropolitan markets where it is located. Other financial institutions in these metropolitan markets also compete intensely for assets and deposits. This competition may adversely affect the Company's ability to profitably grow its asset and deposit base.

        During the period from 1996 to 2000, the Company grew significantly through acquisitions. Although the Company may supplement its internal growth through future acquisitions in metropolitan markets, primarily in the Midwest and the west coast of Florida, there is great competition for such acquisition candidates. The Company may not be successful in identifying, or evaluating risks inherent in, any such acquisition candidates or be able to acquire such acquisition candidates on terms the Company feels are favorable. In addition, the Company plans to open several new branches in the next twelve months. The increased operating expenses incurred in opening these branches may not be offset by increases in net interest income and other income from these new branches.

        The Company's objectives for earnings growth, return on equity and return on assets have been achieved primarily through extensive growth in loans in Kansas and Florida. Satisfying these objectives in the future will require increasing amounts of capital to meet regulatory requirements. The Company may not be able to obtain such capital in adequate amounts or on attractive terms.

    The Company's allowance for loan losses may not be adequate.

        The Company's allowance for loan losses may not be adequate to cover actual loan losses. As a lender, the Company is exposed to the risk that its customers will be unable to repay their loans according to the terms of the loans and that any collateral securing the payment of the customers' loans may not be sufficient to cover repayment. Credit losses are inherent in the lending business and could have a material adverse effect on the Company's operating results, cash flows and financial condition. Additionally, approximately 86.1% of the Company's loan portfolio on September 30, 2002 consisted of construction loans, agricultural loans, loans secured by commercial real estate, and commercial business loans. These loans generally involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans and carry higher loan balances. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality and value of the collateral in the case of collateralized loans, among other things. The Company's credit risk with respect to its real estate and construction loan portfolio relates principally to the general creditworthiness of individuals and the value of real estate serving as security for the repayment of such loans. The Company's credit risk with respect to its commercial and consumer installment loan portfolio relates principally to the general creditworthiness of businesses and individuals within the Company's local markets. The Company's credit risk with respect to its agricultural loan portfolio relates principally to commodity prices and weather patterns.

        As the Company has completed numerous acquisitions from 1996 through 2000 that significantly enhanced its growth, a significant portion of the Company's existing loan portfolio was not originally underwritten by the Company but was added through these acquisitions. While the Company had the opportunity to review the loan portfolios of the banks it acquired before completing the transactions and has conformed the credit and underwriting policies and procedures of these banks to those of the Company following the acquisitions, these loans may not have undergone the same level of rigorous analysis and review at inception as loans that the Company originates, and may not have the level and quality of supporting documentation in the loan files as the Company's policies require. Therefore, these acquired loans may be subject to greater risk than if the Company had originally underwritten these loans itself.

        The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for losses based on a number of factors. If the Company's assumptions are wrong, its allowance for loan losses may not be sufficient to cover loan losses. The Company may have to increase the allowance in the future. Material additions to the Company's allowance for loan losses would have a material adverse effect on its net earnings.

    Changes in interest rates could adversely affect profitability.

        The Company may be unable to manage interest rate risk that could reduce its net interest income. Like other financial institutions, the Company's results of operations are impacted principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. The Company cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. Interest rate cuts by the Federal Reserve throughout 2001 have generally reduced the Company's net interest income. The Federal Reserve's recent interest rate cut in November 2002 is expected to further reduce the Company's net interest income. While the Company continually takes measures intended to manage the risks from changes in market interest rates, changes in interest rates can still have a material adverse effect on its profitability.

    Funding the Company's substantial cash requirements with dividends from the Company's bank subsidiaries will reduce the capital levels of the banks and thus their ability to grow.

        The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. The Company depends primarily on dividends it receives from its subsidiaries, which may be limited by statute and regulations, and its cash and liquid investments, to pay dividends on the Company's common stock and to pay its operating expenses. In addition, the Company currently has an aggregate outstanding amount of $111.7 million in subordinated debt and trust preferred securities, as compared to total equity of $182.5 million outstanding. As of September 30, 2002, the Company's annual interest payments due on these borrowings were approximately $9.3 million. The Company is also dependent on dividends from its bank subsidiaries to service these borrowings, and ultimately for principal repayment at maturity, as well as to service the Company's line of credit.

        Even if the Company's subsidiaries are able to generate sufficient earnings to pay dividends to it, the boards of directors of the subsidiaries may decide to retain a greater portion of their earnings to maintain existing capital or achieve additional capital necessary in light of the financial condition, asset quality or regulatory requirements of the subsidiaries or other business considerations. The extent to which the Company's bank subsidiaries pay it a significant portion of their retained earnings as dividends to fund the Company's substantial cash requirements may also reduce the ability of the bank subsidiaries to grow while maintaining regulatory capital ratios at "well capitalized" standards set by federal regulators.

    Loss of key personnel could have an adverse effect on the Company's operations.

        The loss of certain key personnel could adversely affect the Company's operations. The Company's success depends in large part on the retention of a limited number of key persons, including: Michael W. Gullion, the Company's Chairman and Chief Executive Officer; Malcolm M. Aslin, the Company's President and Chief Operating Officer; Rick J. Tremblay, the Company's Executive Vice President and Chief Financial Officer; and John Price, the Company's Executive Vice President and Chief Credit Officer. The Company will likely undergo a difficult transition period if it loses the services of any or all of these individuals. In recognition of this risk, the Company owns, and is the beneficiary of, insurance policies on the lives of these key employees and the Company has entered into employment agreements with Messrs. Gullion and Aslin.

        The Company also places great value on the experience of the presidents of its subsidiary banks and the community bank presidents in each of the Company's markets and on their relationships with the communities they serve. The loss of these key persons could negatively impact the affected banking locations. The Company may not be able to retain its current key personnel or attract additional qualified key persons as needed.

    Local economic conditions could adversely affect the Company's operations.

        Changes in the local economic conditions could adversely affect the Company's loan portfolio, financial condition and cash flows, and results of operations. The Company's success depends to a certain extent upon the general economic conditions of the local markets that it serves. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers in those markets in Kansas, Oklahoma, Missouri and Florida, including a number of rural markets, where its subsidiary banks operate or are expected to operate. The Company's commercial, agricultural, real estate and construction loans, and the ability of the borrowers to repay these loans and the value of the collateral securing these loans, are impacted by the local economic conditions. Favorable economic conditions may not continue in such markets.

    The Company's ability to pay dividends on its common stock is limited by the ability of the Company's subsidiary banks to pay dividends under applicable law and by contracts relating to the Company's trust preferred securities.

        The Company's ability to pay dividends on its common stock largely depends on the Company's receipt of dividends from its subsidiary banks. The amount of dividends that the Company's subsidiary banks may pay to it is limited by federal and state banking laws and regulations. As a financial holding company, the Company's subsidiary banks are required to maintain capital sufficient to meet the "well capitalized" standard set by the regulators and will be able to pay dividends to the Company only so long as their capital continues to exceed these levels. The Company or its banks may decide to limit the payment of dividends even when the Company or the banks have the legal ability to pay them in order to retain earnings for use in the Company's or its banks' business. Under contracts relating to the Company's trust preferred securities, it is prohibited from paying dividends on its common stock if it has not made required payments on, or has elected to defer payments of interest on, the junior subordinated debentures that support the Company's trust preferred securities or if an event of default has occurred and is continuing with respect to such debentures. Substantially similar contractual provisions related to the trust preferred securities for Gold Bank-Florida limit the payment of dividends by the Company's Florida intermediate holding company.

    The Company's shareholder rights plan and provisions in the Company's articles of incorporation and its by-laws may delay or prevent an acquisition of the Company by a third party.

        The Company's board of directors has implemented a shareholder rights plan. The rights, which are attached to the Company's shares and trade together with its common stock, have certain anti-takeover effects. The plan may discourage or make it more difficult for another party to complete a merger or tender offer for the Company's shares without negotiating with its board of directors or to launch a proxy contest or to acquire control of a larger block of the Company's shares. If triggered, the rights will cause substantial dilution to a person or group that attempts to acquire the Company without approval of its board of directors, and under certain circumstances, the rights beneficially owned by the person or group may become void. In addition, the Company's executive officers may be more likely to retain their positions with the Company as a result of the plan, even if their removal would be beneficial to shareholders generally.

        The Company's articles of incorporation and its bylaws contain provisions, including a staggered board and advance notice of stockholder proposals, that make it more difficult for a third party to gain control of or acquire the Company without the consent of its board of directors. These provisions also could discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. These provisions of the Company's governing documents may also have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of the Company's shareholders.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        While the Company has not historically used interest rate swaps or other derivative instruments to manage interest rate exposure, in August 2002 the Company entered into three interest rate swap agreements with an aggregate notional amount of $82.5 million. The swaps effectively converted the Company's fixed interest rate obligations under its three outstanding series of trust preferred securities to variable interest rate obligations, decreasing the asset sensitivity of the Company's balance sheet by more closely matching the Company's variable rate assets with variable rate liabilities. Each swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities. Under each of the swaps, the Company pays a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and receives a fixed rate equal to the interest the Company is obligated to pay on the related trust preferred securities.

        Along with internal gap management reports, the Company and its subsidiary banks use an asset/liability modeling service to analyze each bank's current gap position. The system simulates the banks' asset and liability base and projects future net interest income results under several interest rate assumptions. The Company strives to maintain an aggregate gap position such that each 100 basis point change in interest rates will not affect net interest income by more than 10%.

        The following table indicates that, at September 30, 2002, in the event of a sudden and sustained increase in prevailing market rates, the Company's net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual
200 basis point rise	$122,133,000	$10,338,000	9.25%
100 basis point rise	$118,128,000	$6,353,000	5.68%
Base Rate Scenario	$111,775,000	—	—
100 basis point decline	$104,657,000	$(7,118,000)	(6.37%	)
200 basis point decline	$100,937,000	$(10,838,000)	(9.70%	)

ITEM 4:    CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

Regional Holding Litigation

        The following legal proceedings all relate to the Company's acquisition of Regional Holding Company, Inc. in 1999. The Company purchased all of the capital stock of Regional Holding from Brad D. Ives, David W. Murrill and Robert E. McGannon on August 2, 1999, for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999, between the Company, Regional Holding and Ives, Murrill and McGannon (the "Regional Acquisition").

        The First Regional Arbitration.    The Company prosecuted a claim against Ives, Murrill and McGannon, which was filed before the American Arbitration Association ("AAA") in June 2000. The Company asserted a claim for breach of the representations and warranties made in the Stock Purchase Agreement. Ives, Murrill and McGannon asserted a counterclaim for breach of certain promissory notes issued by the Company to them as part of the acquisition, seeking a principal amount of $4.08 million, plus interest. Ives, Murrill and McGannon also counter-claimed for declaratory judgment related to the Company's set-off of its claim against the notes, and for fraud in connection with amendments to the notes, Ives's and McGannon's employment agreements and the Stock Purchase Agreement.

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

        The Company obtained an award in its favor after an arbitration hearing held July 16-24, 2001. A three-person AAA panel made an award in the Company's favor canceling the $4.08 million promissory notes from it to Ives, Murrill and McGannon, and awarding the Company additional damages of $489,000 against Ives, Murrill and McGannon. In addition, the AAA panel ruled in the Company's favor on all of Ives's, Murrill's and McGannon's counter-claims. The AAA panel denied a request for costs and fees, and denied a motion to reallocate or amend the award. As a result of the AAA panel's ruling, the Company recorded the cancellation of the notes payable and the monetary award as a reduction of other expense in the third quarter of 2001. With respect to the accounting dispute, the AAA panel ruled in the Company's favor, ordering the parties to submit the matter in accordance with the contract procedures.

        Civil Court Challenges of First Arbitration Award.    On November 9, 2001, Ives and Murrill filed a Petition to Vacate or Modify Arbitration Award in Jackson County, Missouri Circuit Court. On November 13, 2001, McGannon, who now is represented by separate counsel from Ives and Murrill, filed a virtually identical Petition to Vacate or Modify Arbitration Award, also in Jackson County. The petitions sought to have the court set aside the AAA panel's award on the grounds that the panel exceeded its authority and/or violated Ives's, Murrill's and McGannon's due process rights in making the award. The Company answered the petitions and asserted counterclaims on December 3, 2001. The Company's counterclaim sought confirmation of the arbitration award, interest on the award from August 31, 2001 until the final judgment and its fees and costs incurred in defending this challenge. Ives and Murrill replied to the Company's counterclaim on December 10, 2001. McGannon filed his reply on December 28, 2001. The Company filed motions for summary judgment on January 8, 2002. Ives and Murrill opposed the Company's motion and filed a cross motion for summary judgment on March 11, 2002. McGannon opposed the Company's motion and filed a cross motion for summary judgment on March 21, 2002. In April 2002, the Company responded to these pleadings and participated in a hearing to (i) discuss the status of summary judgment briefing and (ii) schedule a tentative trial date in June 2002. On June 20, 2002, the Circuit Court granted the Company's summary judgment motion and denied the summary judgment motions of Ives and Murrill. The court also confirmed the original arbitration award. The Circuit Court ruling became final on July 22, 2002.

        Civil Fraud and Employment Claims Suit.    Ives, Murrill and McGannon filed a civil case on September 5, 2000, against Gold Banc Mortgage, Inc., Michael Gullion and Jerry Bengtson ("Defendants") in the Circuit Court of Jackson County, Missouri. As subsequently amended, Ives, Murrill and McGannon in the Jackson County case allege three counts:

  •
  that (parallel to their fraud claim in the arbitration proceeding) in December 1999, Defendants fraudulently induced Ives, Murrill and McGannon to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages;

  •
  that McGannon is entitled to declaratory judgment that his placement on administrative leave for a period of time during the arbitration was a constructive termination under his employment agreement entitling him to certain rights; and

  •
  that Gold Banc Mortgage breached Ives's employment agreement when it changed his termination to "for cause" in 2001 based on evidence acquired subsequent to his original termination in 2000 "without cause," allegedly entitling Ives to payment of employment payments and benefits he otherwise would have received.

        Gold Banc Mortgage answered, denying the claims against it and asserting affirmative defenses.

        Second Regional Arbitration.    The Company filed a second arbitration claim against Ives, Murrill and McGannon before the American Arbitration Association on January 10, 2002. The Company asserted:

  •
  a contractual claim against Ives, Murrill and McGannon for additional breaches of the representations and warranties made in the Stock Purchase Agreement related to the acquisition of Regional Holding; and

  •
  an indemnification claim for litigation expenses and other specified damages incurred by it after the closing date of the acquisition of Regional Holding related to acts, or omissions, that occurred prior to the closing date of the acquisition.

        These breaches of representations and warranties and claims for indemnification arose, or were discovered, after the first arbitration was filed, and were not litigated or decided in the first arbitration. The Company sought damages of approximately $616,594.25 and its attorneys' fees. On February 8, 2002, McGannon responded to the Company's claim with a general denial of the allegations. Ives and Murrill also responded on February 8, 2002, with a general denial of the allegations, a counterclaim alleging that the Company willfully breached the Stock Purchase Agreement and its duties thereunder, and a prayer for a declaratory judgment and compensatory and punitive damages. The Company responded with a denial of all Ives's and Murrill's counterclaims.

        Regional Holding Settlements.    All of the above-described pending actions between the Company and Ives, Murrill and McGannon were settled in the third quarter of 2002. The terms of the settlement with McGannon included an agreement that all claims and counterclaims against McGannon and the Company would be dismissed. The remaining terms of the settlement with McGannon are subject to a confidentiality provision. The terms of the settlements with Ives and Murrill included the payment of money by Ives and Murrill to the Company, as well as an agreement that the Company, Ives and Murrill would seek dismissal of all claims and counterclaims against one another. All payments of money due have been tendered and all claims and counterclaims between all of the parties have been dismissed.

CUNA Trademark Lawsuit

        The Company filed suit against the Credit Union National Association, Inc. ("CUNA") on July 26, 2001, in the United States District Court for the District of Kansas to defend its MORE THAN MONEY service mark. Suit was filed to protect the Company's rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed the Company's service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA's two registrations for its mark be cancelled, and money damages, including a sum to compensate the Company for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001. In March 2002, the Company participated in a court ordered mediation but the parties were unable to reach a resolution. The Company has agreed to revisit the possibility of settlement at a later date following additional discovery. Fact discovery has now closed and expert witness reports on liability issues have been produced by both sides. A summary judgment motion was filed by CUNA and the Company filed its response on July 19, 2002. The court has not ruled on this motion. The matter has been set for a final pretrial conference in October 2002 and has been placed on the January 2003 trial docket of the presiding judge. The Company cannot predict with certainty the outcome of this litigation.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None

ITEM 5:    OTHER INFORMATION

        None

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit Number	Description
*3.1	Amended and Restated Bylaws of Gold Banc Corporation, Inc., as adopted by the Company's Board of Directors on September 26, 2002 (incorporated by reference to Exhibit 3.3 of Amendment No. 2 to the Company's Form S-3 Registration Statement (No. 333-98579) filed with the Securities and Exchange Commission on October 7, 2002).
10.46	ISDA Master Agreement (Multi-currency—Cross Border), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the Schedule to the ISDA Master Agreement.
10.47	ISDA Credit Support Annex (Bilateral Form), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the paragraph 13 attachment thereto.
10.48
Amended Confirmation, dated August 28, 2002, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 28,750,000 and a termination date of December 31, 2027.
10.49
Amended Confirmation, dated August 28, 2002, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 37,550,000 and a termination date of June 30, 2029.
10.50	ISDA Master Agreement (Multi-currency—Cross Border), dated August 14, 2002, between Citibank, N.A. and GBC Florida, Inc., including the Schedule to the ISDA Master Agreement.
10.51	ISDA Credit Support Annex (Bilateral Form), dated August 14, 2002, between Citibank, N.A. and GBC Florida, Inc., including the paragraph 13 attachment thereto.
10.52
Amended Confirmation, dated August 28, 2002, from Citibank, N.A. to GBC Florida, Inc., relating to an interest rate swap transaction with a notional amount of USD 16,249,470 and a termination date of December 31, 2027.

*
incorporated by reference.

  (b)
  Reports on Form 8-K

        The Company filed the following Current Report on Form 8-K during the third quarter of 2002:

  (1)
  Form 8-K, dated August 13, 2002, filed with the Securities and Exchange Commission on August 14, 2002, reporting under Item 9.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD BANC CORPORATION, INC.
By:	/s/ RICK J. TREMBLAY Rick J. Tremblay Senior Vice President and Chief Financial Officer

Date: November 14, 2002

(Authorized officer and principal financial officer of the registrant)

CERTIFICATIONS

        I, Michael W. Gullion, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Gold Banc Corporation, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL W. GULLION Michael W. Gullion Chairman and Chief Executive Officer

Date: November 14, 2002

        I, Rick J. Tremblay, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Gold Banc Corporation, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICK J. TREMBLAY Rick J. Tremblay Executive Vice President and Chief Financial Officer

Date: November 14, 2002

QuickLinks

INDEX TO 10-Q FOR THE QUARTERLY Period Ended September 30, 2002
PART I
  ITEM 1: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
CONSOLIDATED STATEMENTS OF EARNINGS For the Three Months ended September 20, 2002 and 2001 (In thousands, except per share data) (unaudited)
CONSOLIDATED STATEMENTS OF EARNINGS For the Nine Months ended September 30, 2002 and 2001 (In thousands, except per share data) (unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME Nine months ended September 30, 2002 and September 30, 2001 (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months ended September 30, 2002 and September 30, 2001 (In thousands) (unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4: CONTROLS AND PROCEDURES
PART II
OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3: DEFAULTS UPON SENIOR SECURITIES
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS