Form 10-K
period 2002-12-31
GOLD BANC CORP INC
filed 2003-03-31
CIK 1015610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Title of Each Class
Common Stock, $1.00 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the 29,085,876 shares of common stock, par value $1.00 per share, of the registrant held by non-affiliates of the registrant as of June 28, 2002 was $318,781,201, computed based on the $10.96 closing sale price of such common stock on that date. As of June 28, 2002, the registrant had 33,710,183 shares of its common stock outstanding.

        Pursuant to Rule 12 b-25(e)(1), this Form 10-K does not include "Item 6—Selected Financial Data," "Item 7—Management's Discussion and Analysis," or "Item 8—Financial Statements and Report of Independent Auditors" for the reasons set forth in Item 1 hereof.

i

PART I

ITEM 1.  BUSINESS

SUMMARY OF RECENT EVENTS AND FORWARD LOOKING INFORMATION

        Pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, our Company, Gold Banc Corporation, Inc. is today filing only those parts of this Annual Report of Form 10-K ("Report") that it is able to file without unreasonable effort or expense. Due to the events summarized below and described more fully in "Items 3—Legal Proceedings", "Item 13—Certain Relationships and Related Transactions", and "Item 14—Controls and Procedures" below, and recent decisions regarding how to properly account for such events, the Company was not able to prepare complete financial statements, a management's discussion and analysis or selected financial data, and KPMG LLP, our independent auditors, was unable under professional standards to issue its audit report on our financial statements as of and for the fiscal year ended December 31, 2002 before completing its review of the report of the internal investigation described below and to directly assess the matters addressed therein as well as certain related matters. The internal investigation is substantially complete. A copy of the report on the status of the internal investigation through March 31, 2003 was delivered to KPMG on the same date. The Company is preparing financial statements, management's discussion and analysis and selected data and working closely with KPMG in an effort to obtain the independent auditor's report within 15 days after the date hereof so that the Company can amend this Report within that same time period in order to include the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements required by Items 6, 7 and 8 of Form 10-K, and thereby deem the Report, as so amended, to have been timely filed on March 31, 2003.

Recent Events

        On March 14, 2003, the Company issued a press release and filed a Current Report on Form 8-K announcing that Malcolm M. Aslin would replace Michael W. Gullion as Chief Executive Officer of the Company and as President and Chief Executive Officer of Gold Bank-Kansas, effective March 17, 2003. Mr. Gullion was replaced due to improper conduct discovered during an internal investigation which was conducted in close cooperation with bank regulatory authorities as part of their regularly scheduled examination of Gold Bank-Kansas. The Company also notified the Securities and Exchange Commission (the "Commission") of these discoveries on March 14, 2003 and pledged its full cooperation with any inquiry made by the Commission into these matters. The Company was subsequently notified by the Commission that it is conducting an informal investigation. In addition, the NASDAQ has submitted an informal request for information with respect to these matters.

        The Audit Committee of the Company is leading the internal investigation with assistance from its independent legal counsel, forensic accountants and the Company's internal audit department, which was outsourced in March 2003 to Deloitte & Touche. The scope of the Company's internal investigation is extensive and includes transactions, accounts, assets, loans and any matters that are identified as possibly suspicious by Gold Bank-Kansas personnel or regulatory officials involving Mr. Gullion, his family members or related entities during the period commencing on January 1, 1998 through the present. A joint examination of Gold Bank-Kansas by the Federal Reserve Bank of Kansas City (the "FRB") and the Office of the Kansas State Bank Commissioner is currently expected to be completed by mid-April 2003.

        The information contained in this Report regarding the results of the Company's internal investigation and actions taken by the Company in response to the findings in that investigation are based on the Company's knowledge as of the date hereof. The Company does not currently expect that any significant additional losses to Gold Bank-Kansas or its other subsidiaries arising out of these matters beyond those described in this Report will be uncovered. We cannot give absolute assurance that this will be the case. The information in this Report regarding actions which may be taken by bank regulatory authorities is based on preliminary conversations with senior representatives of those authorities within the past few days and their views could change upon the completion of their examination.

        As described more fully in "Item 13—Certain Relationships and Related Transactions" below, it currently appears that Gold Bank-Kansas has suffered a loss of approximately $2.5 million in connection with the matters being investigated. These losses resulted in part from the diversion by Mr. Gullion for his personal benefit of approximately $1.9 million in bank funds in a real estate transaction. As a result of these discoveries, the Company will record an additional pre-tax expense of $1.0 million for 2000 and $900,000 for 2001 and will restate its previously reported results of operation for such years. The recording of these additional expenses will increase the Company's previously reported loss per share for 2000 from $(0.12) to $(0.14), and will reduce the Company's previously reported earnings per share for 2001 from $0.69 to $0.67. As a result of these entries and the classification of the real estate as a nonperforming asset, the Company's total nonperforming assets as of December 31, 2002 increased to $22.3 million from the $18.2 million previously announced by the Company in its earnings release, dated January 22, 2003. The remaining approximately $600,000 represents improper credits to Mr. Gullion's personal bank account or personal expenses that were improperly paid or reimbursed by Gold Bank-Kansas. These losses were previously recorded as expenses of the Company, and will not adversely affect the Company's previously reported earnings. These expenses, however, may be reclassified by the Company.

        Gold Bank-Kansas maintains various types of insurance policies, including fidelity bonds, that may cover most or all of the losses, subject to applicable deductibles. The Company is examining whether to submit an insurance claim based on a determination as to whether the risk of increased premiums or difficulty in obtaining insurance coverage would more than offset that benefit. Also, Mr. Gullion has stated his intention to make full restitution to Gold Bank-Kansas but he has not yet done so and there is no assurance that he will be able to do so. Because Gold Bank-Kansas has recognized these losses, if in the future Mr. Gullion makes restitution or Gold Bank-Kansas receives insurance proceeds, Gold Bank-Kansas will record those payments as income.

        In connection with its internal investigation, the Company has sought to examine the ways in which its internal controls were circumvented, how those internal controls can be strengthened, and yet remain workable and cost-effective, and generally to improve the control environment in order to take all actions reasonably practicable to prevent such conduct from occurring in the future. The Company believes that strengthened internal controls are warranted in order to make circumvention more difficult and to improve the internal control environment by, among other things, becoming a model of corporate governance and a standard bearer in honest and ethical conduct and legal compliance. Our Board of Directors, Audit Committee and senior management are committed to these goals and therefore have taken numerous actions to achieve those objectives which are described under "Item 14—Controls and Procedures" below.

        As part of the internal investigation and the examination by bank regulatory authorities, a careful review was made of loans made by Gold Bank-Kansas, Gold Bank-Oklahoma or Gold Bank Florida in which Mr. Gullion had a role in initiating or approving. Based on an analysis of the creditworthiness of the borrowers on those loans and the value of any collateral securing those loans, bank regulatory authorities indicated that Gold Bank-Kansas should increase its allowance for loan losses by $2.0 million as of December 31, 2002. Accordingly, the Company has increased its allowance for loan losses, as of December 31, 2002, from $31.4 million (as previously announced by the Company in its earnings release, dated January 22, 2003) to $33.4 million (which total allowance represents 1.23% of total outstanding loans). These additions to loan loss reserves will decrease the Company's previously announced earnings of $28.6 million, or $0.82 per share, for 2002 by $1.4 million, or $0.04 per share.

Forward Looking Information and Statements

        The information included or incorporated by reference in this Report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future financial performance and business of our Company and its subsidiaries, including, without limitation:

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

        Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

    •
    results of the investigation and examination

    •
    transition and strategies of new management

    •
    changes in interest margins on loans

    •
    changes in allowance for loan losses

    •
    changes in the interest rate environment

    •
    the effect of a change in the management rating of Gold Bank-Kansas

    •
    competitive pressures among financial services companies may increase significantly

    •
    general economic conditions, either nationally or in our markets, may be less favorable than expected

    •
    legislative or regulatory changes may adversely affect the business in which our Company and its subsidiaries are engaged

    •
    technological changes may be more difficult or expensive than anticipated

    •
    changes may occur in the securities markets

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

THE COMPANY AND SUBSIDIARIES

Gold Banc Corporation, Inc.

        Our Company, Gold Banc Corporation, Inc., a Kansas corporation, is a registered bank holding company under the Bank Holding Company Act and a financial holding company under the Graham-Leach-Bliley Act. We are subject to regulation by the Federal Reserve Board.

        We are engaged in a full range of financial activities. "Financial activities" include not only banking, insurance and securities activities, but also merchant banking, investment advisory and additional activities that the Federal Reserve Board determines to be financial in nature or complementary to such activities. As a financial holding company, we are eligible to engage in a broad range of financial activities.

        We own all of the outstanding stock of three commercial banks with 60 offices in 42 communities in Kansas, Missouri, Oklahoma and Florida. Our Banks are Gold Bank-Kansas, Gold Bank-Oklahoma and Gold Bank-Florida.

        In addition to our Banks, we also own seven non-bank financial services subsidiaries. Our financial services subsidiaries provide securities brokerage, investment management, trust, insurance agency, investment advisory, title insurance services, and information technology services. Since December 1978, we have grown internally and through acquisitions from a one bank holding company with $2.9 million in total assets to a financial services holding company offering diversified financial services with total assets as of December 31, 2002 of $3.8 billion. Our principal executive offices are located at 11301 Nall Avenue, Leawood, Kansas 66211, and our telephone number is (913) 451-8050.

        During 2002:

  •
  We sold four Gold Bank-Kansas branches located in Colby, Oberlin, Norcatur, and Alma, Kansas.

  •
  Gold Bank-Kansas opened two de novo branches in the Kansas City metropolitan area.

  •
  Gold Bank-Kansas also purchased from Encore Bank four branches located in the Kansas City metropolitan area.

  •
  Gold Bank-Florida opened branch offices in Sarasota and Tampa, Florida.

  •
  We completed a public offering of 5,750,000 shares of common stock at a price of $8.75 before commissions and discounts which provided us with additional equity of approximately $47.1 million.

  •
  We acquired the trust business of George K. Baum Trust Company via a merger with Gold Trust Company.

  •
  We changed the name of our Florida bank from American Bank to Gold Bank.

Our Subsidiary Banks

        Gold Bank-Kansas.    Gold Bank-Kansas is a Kansas state bank that has 25 banking offices located throughout the state of Kansas as well as five Missouri locations in greater Kansas City. Gold Bank-Kansas is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safe deposit boxes and a wide range of lending services, including: credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. This Bank's loan portfolio consists primarily of commercial, real estate and agricultural loans. As of December 31, 2002, Gold Bank-Kansas had total assets of approximately $2.1 billion.

        Gold Bank-Oklahoma.    Gold Bank-Oklahoma is an Oklahoma state bank that has 18 banking offices located in western and central Oklahoma and one western Kansas location. Its headquarters are located in Oklahoma City, Oklahoma. Gold Bank-Oklahoma is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safe deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Gold Bank-Oklahoma's loan portfolio consists primarily of commercial, real estate and agricultural loans. As of December 31, 2002, Gold Bank-Oklahoma had total assets of approximately $1.0 billion.

        Gold Bank-Florida.    Gold Bank-Florida is a Florida state bank that has 8 banking offices located in Sarasota and Manatee counties, one office in Tampa, and two in other surrounding communities.

Gold Bank-Florida is a full service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, brokerage services, safe deposit boxes and a wide range of lending services including: credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Gold Bank-Florida's loan portfolio consists primarily of commercial, real estate, personal and agricultural loans. As of December 31, 2002, Gold Bank-Florida had total assets of approximately $662.5 million.

Our Financial Services Subsidiaries

        Gold Financial Services, Inc.    Gold Financial Services is our wholly-owned subsidiary that serves as the division for our financial holding company activities of insurance, trust, brokerage, investment advisory services, merchant banking, and title insurance services.

        Gold Capital Management, Inc.    Gold Capital Management is a securities broker dealer and investment advisor that is registered with the National Association of Securities Dealers. Gold Capital Management's customers consist mostly of financial institutions located throughout the midwest. Gold Capital Management manages a wide variety of stock, bond and money market portfolios for clients that currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa. Gold Capital Management also provides its services to trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Gold Capital Management is headquartered in Overland Park, Kansas, and is a wholly-owned subsidiary of Gold Financial Services.

        Gold Trust Company.    Gold Trust Company is a Missouri trust company that is headquartered in St. Joseph, Missouri. Gold Trust Company also provides trust services at each Gold Bank-Kansas affiliate location. On October 31, 2002, the Company acquired the trust company business of George K. Baum Trust Company through a merger involving Gold Trust Company and George K. Baum Trust Company. The surviving entity operates under the name Gold Trust Company. As of December 31, 2002, Gold Trust Company had approximately $492 million in discretionary trust assets under management and approximately $385 million in non-discretionary trust assets under administration. Gold Trust Company is a wholly-owned subsidiary of Gold Financial Services.

        Gold Insurance Agency, Inc.    Gold Insurance Agency is a Kansas insurance agency which sells a full line of insurance products, including life insurance, annuities, disability insurance and credit life insurance. During 2001, we sold several of Gold Insurance Agency's agency locations and substantially reduced the scope of its operations.

        Gold Merchant Banc, Inc.    Gold Merchant Banc was established at the end of December 2000 and is a wholly-owned subsidiary of Gold Financial Services. Gold Merchant Banc engages in merchant banking activities as authorized by financial holding companies.

        Gold Investment Advisors, Inc.    We formed Gold Investment Advisors as a wholly-owned subsidiary of Gold Financial Services in December 2000 to perform investment advisory services.

        GBS Holding Company, LLC.    GBS Holding was formed in September 2001 as a joint venture with Stewart Title Agency. GBS Holding is 75% owned by Gold Financial Services and 25% owned by Stewart Title Agency. GBS Holding owns 100% of its subsidiary, Gold Title Agency, LLC, which acts as a title insurance agent.

        Gold Reinsurance Company, Ltd.    Gold Reinsurance Company, Ltd. was formed in November 2001 and is owned by Gold Banc Corporation, Inc. This company provides reinsurance services for credit life insurance sold through the bank affiliates.

        CompuNet Engineering, Inc.    CompuNet Engineering provides information technology, e-commerce services and networking solutions for banks and other businesses, including the design and implementation and administration of local and wide area networks. CompuNet Engineering is a wholly-owned subsidiary of Gold Banc Corporation, Inc. and is headquartered in Overland Park, Kansas.

Mergers, Acquisitions, Dispositions and Consolidations During 2002 and Early 2003

        Sales of Rural Branches.    On May 3, 2002, Gold Bank-Kansas sold four branches located in rural Kansas. Bank branches in Oberlin, Colby and Norcatur, with deposits of $24.7 million, $11.2 million, and $8.6 million, respectively, were sold to one purchaser. The branch in Alma, with deposits of $22.2 million, was sold to another purchaser. The Company recorded a gain in the second quarter of 2002 of $2.4 million in connection with the sales of the four branches. The Company believes that the sale of these branches did not have a significant impact on the capital and liquidity or the operations of the Bank.

        Purchase of Encore Branches.    On September 30, 2002, Gold Bank-Kansas purchased from Encore Bank, Houston, Texas, Encore's deposit base of approximately $149 million and physical assets at four locations in Johnson County, Kansas. In connection with the acquisition, the Company recorded an intangible asset consisting of a core deposit premium of $3.4 million. Such amount has been recorded as other intangible assets and is being amortized over ten years on a straight-line basis.

        Purchase of George K. Baum Trust Company.    On October 31, 2002, the Company acquired, for a purchase price of $1.8 million, the trust company business of George K. Baum Trust Company through a merger of Gold Trust Company and George K. Baum Trust Company. The surviving entity operates under the name Gold Trust Company. Prior to the merger, total assets under management for George K. Baum Trust Company were approximately $350 million. With this merger, Gold Trust Company now has more than $877 million in assets under management and administration.

        Sale of Wakita & Helena branches.    On March 4, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its Helena and Wakita, Oklahoma branch locations to Farmers Exchange Bank of Cherokee, Oklahoma. The aggregate deposits and loans of these Gold Bank-Oklahoma branches are approximately $17 million and $4 million, respectively. The sale of these branches is expected to close in the second quarter upon receipt of regulatory approvals. The Company believes the sale of these branches will not have a significant impact on the capital and liquidity or the operations at the Bank.

        Sale of Guymon branch.    On December 24, 2002, Gold Bank-Oklahoma entered into an agreement for the sale of its Guymon, Oklahoma branch location to City National Bank and Trust Company of Guymon, Oklahoma. The deposits and loans of this branch that are being sold are approximately $37 million and $8 million, respectively. The sale of this branch is expected to close in the second quarter upon receipt of regulatory approvals. The Company believes the sale of this branch will not have a significant impact on the capital and liquidity or the operations of the Bank.

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

        We have applied our community banking style to the affluent communities in the rapidly developing Johnson County suburbs southwest of Kansas City, the growing Tulsa and Oklahoma City, Oklahoma market areas and in the high growth market areas of Tampa Bay/Sarasota/Bradenton, Florida markets. We believe the recent wave of regional bank acquisitions of local banks in those communities and metropolitan areas, and the subsequent conversion of some of those acquired banks to branch locations, have alienated the customers of those locations. This has created an opportunity for us to attract and retain as loan customers those owner-operated businesses that require flexibility and responsiveness in lending decisions and desire a more personal banking relationship. We believe that we have been able to meet these customers' expectations without compromising credit standards. The success of this strategy is reflected in our growth in the suburban communities of Leawood, Shawnee, Olathe and Overland Park, Kansas, the urban communities of Kansas City and Independence, Missouri and in markets such as Tulsa and Oklahoma City, Oklahoma and Tampa Bay/Sarasota/Bradenton, Florida.

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

        Our goals include long-term customer relationships, a high quality of service and responsiveness to specific customer needs. The principal elements of our operating strategy are:

  •
  Emphasize Personalized Customer Service and Community Involvement. We believe that in most of our market areas customer loyalty and service are the most important competitive factors. Our primary goal is to provide exceptional customer service, turning the Gold Banc relationship into "More Than Money"®. Our focus is to provide commercial banking and wealth management in such a manner as to be the "Financial Services Company of Choice." Our Banks' management and other employees participate actively in a wide variety of community activities and organizations in order to develop and maintain customer relationships. Our Banks seek to retain and recruit the best available banking talent to deliver the quality of personal banking services required to meet customer expectations and to permit us to meet our goals for long term profitable growth.

  •
  Capitalize on Changing Market Conditions. Our management continually monitors economic developments in our market areas in order to tailor our operations to the evolving strengths and needs of the local communities. For example, Gold Bank-Kansas has opened service locations in the high-growth sections of the Kansas City area to fill the void of community banks that has been created by the recent consolidation of regional banking institutions. Gold Bank-Oklahoma also has opened a facility in the high-growth area of northwestern Oklahoma City. Florida's market area is a strong market for commercial banking and wealth management services. To further serve this area, we opened new branches in Tampa and Sarasota.

  •
  Centralize and Streamline Operations to Achieve Economies. In order to minimize duplication of functions, we have centralized certain management and administrative functions, including data processing, human resources, internal audit, loan review and regulatory administration. This includes the ongoing centralization of operations at the services center in Leawood, Kansas. In early 2003 we plan to complete a company-wide conversion to a common data processing platform. Such centralization will reduce operating expenses and enable our Bank personnel to focus on customer service and community involvement.

Acquisition/Growth Strategy

        Transactions.    Our management believes that we are well positioned to acquire and profitably operate community banks because of our proven experience in operating community banks, our ability to provide centralized management assistance to those banks and our access to capital. We do not expect to make any acquisitions, however, until we add additional management and issues related to our status as a financial holding company are resolved.

        Internal Growth.    The wave of regional bank acquisitions of community banks in the midwest has created what our management perceives to be a void in the community banking market. It is management's belief that it has been the practice of regional banking institutions to convert the banks they acquire into branches of the acquiring institution without the retention of local decision making. Management believes this practice detracts from the delivery of quality personalized services to the existing customer base of those branches. Management believes our branching activities are distinguished from those of other regional banking institutions by the high degree of autonomy given each branch location.

        Our expansion activity has allowed us to diversify our loan portfolio. Furthermore, due to heavy residential and small business development, the loan demand in the suburban Johnson County, Kansas communities, as well as Tampa Bay/Bradenton/Sarasota, Florida, is greater than that experienced in our rural market areas.

Lending Activities

        General.    In each market area we serve, we strive to provide a full range of financial products and services to small and medium-sized businesses and to consumers. We target owner-operated businesses. Our Banks participate in credits originated within the organization but generally do not participate in loans from non-affiliated lenders. Each of our Banks has an established loan committee which has authority to approve credits within established guidelines. Concentrations in excess of those guidelines must be approved by an executive loan committee comprised of our new Chief Executive Officer and one of our Vice Presidents, and the local Bank's president and senior lending officer. When lending to an entity, we generally obtain a guaranty from the principals of such entity. The loan mix within the individual Banks is subject to the discretion of the Bank's board of directors and the demands of the local marketplace.

        Residential loans are priced consistently with the secondary market, and commercial and consumer loans generally are issued at or above the prime rate. We have no potential negative amortization loans. The following is a brief description of each major category of our lending activity along with the relative risk associated with each category:

        Real Estate Lending.    Commercial, residential and agricultural real estate loans represent the largest class of our loans. As of December 31, 2002, real estate and real estate construction loans totaled $1.3 billion and $357.4 million, respectively, or 47.64% and 13.08% of gross loans, respectively. Our large portfolio of real estate loans carries with it greater credit risk, which although managed through proper credit administration and underwriting must be accompanied by adequate allowances for loan losses. Generally, residential loans are written on a variable rate basis with adjustment periods of five years or less and amortized over either 15 or 30 years. We retain in our portfolio some adjustable rate mortgages having an adjustment period of five years or less. Agricultural and commercial real estate loans are amortized over 15 or 20 years. We also generate long term fixed rate residential real estate loans which we sell in the secondary market. We take a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower's ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance; although, on occasion, we will retain non-conforming residential loans to known customers at premium pricing.

        Commercial Lending.    Loans in this category principally include loans to service, retail, wholesale and light manufacturing businesses including agricultural service businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. As of December 31, 2002, commercial loans represented our second largest class of loans at $817.2 million, or 29.92% of gross loans. Commercial loans can contain risk factors unique to the business of each customer. In order to mitigate these risks, we target owner-operated businesses as our customers and make lending decisions based upon a cash flow analysis of the borrower as well as the accounts receivable, inventory and equipment of the borrower. Accounts receivable loans and loans for inventory purchases generally have a one year renewable term and those for equipment generally have a term of seven years or less. We generally take a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans generally are limited to 50% of the value of the inventory, and accounts receivable loans generally are limited to 75% of a predetermined eligible base.

        Consumer and Other Lending.    Loans classified as consumer and other loans include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. We generally take a purchase money security interest in goods for which we provide the original financing. The terms of the loans range from one to five years, depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 2002, consumer and other loans amounted to $70.4 million, or 2.58% of gross loans. We implemented a credit card program in late 1994 and targeted our Banks' existing customer base as potential consumers. As of December 31, 2002, we had issued 9,973 cards having an aggregate outstanding balance of $6.2 million. We have not marketed credit cards other than to existing customers.

        Agricultural Lending.    We provide short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $160.0 million as of December 31, 2002, or 5.86% of total loans. Farm product loans have generally a one year term, and machinery and equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the ability to repay as well as the existence of federal guarantees and crop insurance coverage. Farm Credit Services guarantees are pursued wherever possible. Gold Bank holds a "Preferred Lender Status" from Farm Credit Services, a guarantee program similar to the Small Business Administration, that minimizes the credit exposure of our Banks through partial transfer of the credit risk to the federal government. Preferred Lender Status expedites the processing of loan applications. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans generally are limited to 75% of the appraised value of the collateral.

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

        The loan underwriting procedures followed by our Banks are designed to assess both the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Our Bank then obtains reports with respect to the borrower's credit record and orders and reviews an appraisal of any collateral for the loan (prepared for our Bank through an independent appraiser). The loan information supplied by the borrower is independently verified.

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

Mortgage Banking Operations

        We are engaged through our Banks in the production of residential mortgages. Our Banks originate residential mortgage loans in their respective market areas, which are generally sold servicing-released. Income is generated from origination fees and the gain on sale of loans.

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

Trust Services

        We provide trust and investment advisory services, primarily to individuals, corporations and employee benefit plans, through Gold Trust Company, a Missouri chartered trust company and wholly-owned non-bank subsidiary.

Merchant Banking

        We engage in merchant banking activities, as authorized for financial holding companies, through Gold Merchant Banc, a wholly-owned non-bank subsidiary. If we lose our status as a "financial holding company" we would have to terminate these activities or divest the entity or assets used in conducting them. See "Item 3—Legal Proceedings—Internal Investigation and Regulatory Examination and Inquiries" and "Item 13—Certain Relationships and Related Transactions" below.

Technology and E-Commerce Services

        We provide technology and e-commerce services at the Gold Bank Services Center. The Services Center provides consolidated core and back office processing, including:

  •
  the electronic storage of checks and statements and the preparation of imaged statements for Gold Bank-Kansas

  •
  on-line banking support

  •
  a call center currently serving the Kansas City metropolitan area

  •
  internet access and electronic mail, as well as the gateway for all intra-company electronic communications

  •
  24 hour, seven-days-a-week telephone banking

        CompuNet Engineering also designs and implements scaleable local and wide area networking solutions utilizing the products of Microsoft, Novell, Cisco and Citrix, among others. CompuNet Engineering provides these services, including network and PC service support on a 24 hour per day, seven-days-per-week basis, for us as well as other bank and non-bank clients. Additional services provided by CompuNet Engineering include the design and implementation of voice-over IP (internet) solutions and consulting design and implementation of wireless networking solutions. In 2001, CompuNet Engineering acquired Information Products, Inc. which provided technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware maintenance, and systems design and installation across all industry sectors.

Insurance Services

        We provided insurance agency services through Gold Insurance Agency, a wholly-owned non-bank subsidiary. During 2001, we sold most of our agency locations and substantially reduced the activities of Gold Insurance Agency to life insurance products to the banks' clients.

Title Insurance Services

        In September 2001, we entered into a joint venture agreement with Stewart Title Agency to form GBS Holding Company, LLC. Through its subsidiary, Gold Title Agency, LLC, GBS Holding operates a title insurance agency business and generates fee income for the owners of the joint venture. If we lose our status as a "financial holding company" we would have to terminate our title insurance activities or divest Gold Title Agency LLC or its assets. See "Item 3—Legal Proceedings—Internal Investigation and Regulatory Examination and Inquiries" and "Item 13—Certain Relationships and Related Transactions" below.

Investment Portfolio

        Our Banks' investment portfolios are used to meet our Banks' liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high quality investment portfolio. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments and a modest amount of obligations of state and political subdivisions. In managing our interest rate exposure, we also invest in mortgage backed securities and collateralized mortgage obligations. Investment securities were $736.1 million, or 19.3% of total assets, on December 31, 2002. Federal funds sold and certificates of deposit are not classified as investment securities.

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

Competition

        The deregulation of the banking industry, the widespread enactment of state laws permitting multi-bank holding companies, and the availability of nationwide interstate banking has created a highly competitive environment for financial service providers. This is particularly true for institutions in suburban areas such as Gold Bank-Kansas' Shawnee, Leawood, Olathe and Overland Park, Kansas locations, and its Kansas City and Independence, Missouri locations, Gold Bank-Oklahoma's Tulsa and Oklahoma City locations and Gold Bank-Florida's Tampa Bay/Bradenton/Sarasota locations. These locations compete for deposits and loans with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Some of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide at these locations. In addition, some of the non-bank competitors are not subject to the same extensive federal regulations that govern our Banks.

        Our management believes that our Banks generally have been able to compete successfully in their respective communities because of our emphasis on local control and the autonomy of Bank management, allowing our Banks to meet what is perceived to be the preference of community residents and businesses to deal with "local" banks. While management believes our Banks will continue to compete successfully in their communities, increased competition could adversely affect our Banks' earnings.

Employees

        We maintain a corporate staff of approximately 37 persons. At December 31, 2002, our Banks and non-bank subsidiaries had approximately 956 full time equivalent employees. None of our employees nor any of the employees of our Banks or non-bank subsidiaries are covered by a collective bargaining agreement. We, along with our Banks and our non-bank subsidiaries, believe that our employee relations are satisfactory.

Where To Find Additional Information

        Additional information about the Company can be found on our website at www.goldbanc.com We also provide on our website the Company's filings with the SEC, including our annual reports, quarterly reports, and current reports along with any amendments thereto, as soon as reasonably practicable after the Company has electronically filed such material with the SEC.

Factors That May Affect Future Results of Operations, Financial Condition or Business

        We have identified important risks and uncertainties that could affect the Company's results of operations, financial condition or business and that could cause them to differ materially from the Company's historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

  Internal and Regulatory Investigations.

        On March 17, 2003, Malcolm M. Aslin replaced Michael W. Gullion as our Chief Executive Officer due to an on-going investigation into certain improper conduct that is summarized in "Item 1—Business—Recent Events" and described more fully in "Item 13—Certain Relationships and Related Transactions" below. The Federal Reserve Board of Kansas City and the Office of the Kansas State Bank Commissioner also are conducting an investigation into these transactions as part of their regularly scheduled examination of Gold Bank-Kansas. In addition, the Commission is conducting an informal investigation into these matters. As a result of concerns expressed by the Federal Reserve Bank of Kansas City in connection with the aforementioned examination of improper conduct, the Company may not be able to operate as a financial holding company and may therefore be required to sell certain assets, subsidiaries and various business lines as described under "Item 3—Legal Proceedings—Internal Investigation and Regulatory Examination and Inquiries" below.

  Loss of key personnel could have an adverse effect on our operations.

        The loss of certain key personnel could adversely affect our operations. Our success depends in large part on the retention of a limited number of key persons, including: Malcolm M. Aslin, our Chief Executive Officer and Rick J. Tremblay, our Executive Vice President and Chief Financial Officer. We will likely undergo a difficult transition period if we lose the services of these individuals. In recognition of this risk, we own, and are the beneficiary of, insurance policies on the lives of these key employees and have entered into an employment agreement with Mr. Aslin.

        We also place great value on the experience of the presidents of our subsidiary banks and the community bank presidents in each of our markets and on their relationships with the communities they serve. The loss of these key persons could negatively impact the affected banking locations. We may not be able to retain our current key personnel or attract additional qualified key persons as needed.

  We may not be able to maintain our growth rate.

        It may be difficult for us to maintain our rapid rate of growth. The rural market areas we now serve offer more limited opportunities for growth than our metropolitan markets. We believe future growth in our revenues and net earnings will depend primarily on our internal growth in the metropolitan markets where we are located. Other financial institutions in these metropolitan markets also compete intensely for assets and deposits. This competition may adversely affect our ability to profitably grow our asset and deposit base.

        During the period from 1996 to 2000, we grew significantly through acquisitions. While in the future we may supplement our internal growth through future acquisitions in metropolitan markets, primarily in the Midwest and the west coast of Florida, there is great competition for such acquisition candidates. We may not be successful in identifying, or evaluating risks inherent in, any such acquisition candidates or be able to acquire such acquisition candidates on terms we feel are favorable.

        Our objectives for earnings growth, return on equity and return on assets have been achieved primarily through extensive growth in loans in Kansas and Florida. Satisfying these objectives in the future will require increasing amounts of capital to meet regulatory requirements. We may not be able to obtain such capital in adequate amounts or on attractive terms.

  Our allowance for loan losses may not be adequate.

        Our allowance for loan losses may not be adequate to cover actual loan losses. As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to cover repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Additionally, approximately 97.4% of our loan portfolio on December 31, 2002 consisted of construction loans, agricultural loans, loans secured by commercial real estate, and commercial business loans. These loans generally involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans and carry higher loan balances. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality and value of the collateral in the case of collateralized loans, among other things. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the general creditworthiness of individuals and the value of real estate serving as security for the repayment of such loans. Our credit risk with respect to our commercial and consumer installment loan portfolio relates principally to the general creditworthiness of businesses and individuals within our local markets. Our credit risk with respect to our agricultural loan portfolio relates, among other factors, to commodity prices and weather patterns.

        As we have completed numerous acquisitions from 1996 through 2000 that significantly enhanced our growth, a significant portion of our existing loan portfolio was not originally underwritten by us but was added through these acquisitions. While we had the opportunity to review the loan portfolios of the banks we acquired before completing the transactions and have conformed the credit and underwriting policies and procedures of these banks to ours following the acquisitions, these loans may not have undergone the same level of rigorous analysis and review at inception as loans that we originate, and may not have the level and quality of supporting documentation in the loan files as our policies require. Therefore, these acquired loans are subject to greater risk than if we had originally underwritten these loans ourselves.

        We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our loan losses. We may have to increase the allowance in the future. Material additions to our allowance for loan losses would have a material adverse effect on our net earnings.

  Changes in interest rates could adversely affect profitability.

        We may be unable to manage interest rate risk that could reduce our net interest income. Like other financial institutions, our results of operations are impacted principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. Interest rate cuts by the Federal Reserve throughout 2002 and 2001 have generally reduced our net interest income. While we continually take measures intended to manage the risks from changes in market interest rates, including interest rate swap agreements, changes in interest rates can still have a material adverse effect on our profitability.

        The recently discovered defalcations by Mr. Gullion may result in a reputational or credibility risk that could require our banks to pay higher rates for deposits.

        Funding our substantial cash requirements with dividends from our bank subsidiaries will reduce the capital levels of the banks and thus their ability to grow.

        We are a separate legal entity from our subsidiaries and do not have significant operations of our own. We depend primarily on dividends we receive from our subsidiaries, which may be limited by statute and regulations, and our cash and liquid investments, to pay dividends on our common stock and to pay our operating expenses. In addition, we had an aggregate outstanding amount of $112.5 million in subordinated debt and trust preferred securities, as compared to total equity of $228.8 million outstanding, as of December 31, 2002. Our annual interest payments due on these borrowings were approximately $9.3 million as of December 31, 2002. In the current interest rate environment, the effect of our interest rate swap agreements will be to reduce such interest payments, although one of the swap agreements has been called and terminated by our counterparty. We are also dependent on dividends from our bank subsidiaries to service these borrowings, and ultimately for principal repayment at maturity, as well as to service our line of credit. Certain regulatory actions which might result from the joint examination of Gold Bank-Kansas could constitute an event of default under our line of credit agreement. At December 31, 2002, there were no outstanding borrowings under the line. In the event of a default, we might have to make alternative borrowing arrangements.

        Even if our subsidiaries are able to generate sufficient earnings to pay dividends to us, their boards of directors may decide to retain a greater portion of their earnings to maintain existing capital or achieve additional capital necessary in light of the financial condition, asset quality or regulatory requirements of the subsidiaries or other business considerations. The extent to which our bank subsidiaries pay us a significant portion of their retained earnings as dividends to fund our substantial cash requirements may also reduce the ability of the bank subsidiaries to grow while maintaining regulatory capital ratios at "well capitalized" standards set by federal regulators.

  Local economic conditions could adversely affect our operations.

        Changes in the local economic conditions could adversely affect our loan portfolio and results of operations. Our success depends to a certain extent upon the general economic conditions of the local markets that we serve. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers in those markets in Kansas, Oklahoma, Missouri and Florida, including a number of rural markets, where our subsidiary banks operate or are expected to operate. Our commercial, agricultural, real estate and construction loans, and the ability of the borrowers to repay these loans and the value of the collateral securing these loans, are impacted by the local economic conditions. Favorable economic conditions may not continue in such markets.

        Our ability to pay dividends on our common stock is limited by the ability of our subsidiary banks to pay dividends under applicable law and by contracts relating to our trust preferred securities.

        Our ability to pay dividends on our common stock largely depends on our receipt of dividends from our subsidiary banks. The amount of dividends that our subsidiary banks may pay to us is limited by federal and state banking laws and regulations. As a financial holding company, our subsidiary banks are required to maintain capital sufficient to meet the "well capitalized" standard set by the regulators and will be able to pay dividends to us only so long as their capital continues to exceed these levels. We or our banks may decide to limit the payment of dividends even when we or they have the legal ability to pay them in order to retain earnings for use in our or our banks' business. Under contracts relating to our trust preferred securities, we are prohibited from paying dividends on our common stock if we have not made required payments on, or have elected to defer payments of interest on, the junior subordinated debentures that support our trust preferred securities or if an event of default has occurred and is continuing with respect to such debentures. Substantially similar contractual provisions related to the trust preferred securities for Gold Bank-Florida limit the payment of dividends by our Florida intermediate holding company.

        Our shareholder rights plan and provisions in our articles of incorporation and our bylaws may delay or prevent an acquisition of us by a third party.

        Our board of directors has implemented a shareholder rights plan. The rights, which are attached to our shares and trade together with our common stock, have certain anti-takeover effects. The plan may discourage or make it more difficult for another party to complete a merger or tender offer for our shares without negotiating with our board of directors or to launch a proxy contest or to acquire control of a larger block of our shares. If triggered, the rights will cause substantial dilution to a person or group that attempts to acquire us without approval of our board of directors, and under certain circumstances, the rights beneficially owned by the person or group may become void. In addition, our executive officers may be more likely to retain their positions with us as a result of the plan, even if their removal would be beneficial to shareholders generally.

        Our articles of incorporation and our bylaws contain provisions, including a staggered board and advance notice of stockholder proposals, that make it more difficult for a third party to gain control or acquire us without the consent of our board of directors. These provisions also could discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. These provisions of our governing documents may also have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our shareholders.

SUPERVISION AND REGULATION

Regulations Applicable to Bank Holding Companies and Financial Holding Companies

        General.    As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the "BHC Act") and the Gramm-Leach-Bliley Act (the "GLB Act"), the Company is subject to the supervision and examination by the Federal Reserve Board (the "FRB"). The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Banks, not the shareholders of the Company.

        Limitation on Acquisitions.    The BHC Act requires a bank holding company to obtain prior approval of the FRB before:

    •
    taking any action that causes a bank to become a controlled subsidiary of the bank holding company;

    •
    acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition;

    •
    acquiring substantially all of the assets of a bank; or

    •
    merging or consolidating with another bank holding company.

        Limitation on Activities.    The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GLB Act, a bank holding company, all of whose controlled depository institutions are "well capitalized" and "well managed" (as defined in federal banking regulations) and which obtains "satisfactory" Community Reinvestment Act ratings, may declare itself to be a "financial holding company" and engage in a broader range of activities.

        A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

    •
    securities underwriting, dealing and market making;

    •
    sponsoring mutual funds and investment companies;

    •
    insurance underwriting and insurance agency activities;

    •
    merchant banking; and

    •
    activities that the FRB determines to be financial in nature or incidental to a financial activity; or which is complementary to a financial activity and does not pose a safety and soundness risk.

        A financial holding company that desires to engage in activities that are financial in nature or incidental to a financial activity but not previously authorized by the FRB must obtain approval from the FRB before engaging in such activity. Also, a financial holding company may seek FRB approval to engage in an activity that is complementary to a financial activity, if it shows that the activity does not pose a substantial risk to the safety and soundness of insured depository institutions or the financial system.

        A financial holding company may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB's merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross market its products or services with any of the financial holding company's controlled depository institutions.

        If any subsidiary bank of a financial holding company ceases to be "well-capitalized" or "well-managed," the financial holding company will not be in compliance with the requirements of the BHC Act regarding financial holding companies. If a financial holding company is notified by the FRB of such a change in the ratings of any of its subsidiary banks, it must take the following actions:

    •
    promptly prepare and submit a written corrective action plan to the FRB detailing the specific actions, and a timetable for each action, that the financial holding company will take to restore its subsidiary bank to a "well-managed" or "well-capitalized" condition, as applicable, within 180 days, and

    •
    if the corrective action plan is acceptable to the FRB, the financial holding company may sign a formal action with the FRB in which the financial holding company will agree take the action steps listed in the action plan to correct the management or capitalization deficiencies.

        Until the FRB determines that the financial holding company has corrected the conditions described in the notification from the FRB, the financial holding company may not, directly or indirectly, or through any of its non-bank subsidiaries, engage in any additional financial activities other than activities available for bank holding companies without financial holding company status, without the written approval of the FRB. The financial holding company will not be considered to be in compliance with the statutes and regulations related to financial holding companies until the management or capitalization rating of the subsidiary bank has been upgraded to "well-managed" or "well-capitalized" (as applicable) by the bank regulators. After issuing a notification and during any period of noncompliance, the FRB may also impose other limitations or conditions on a financial holding company's conduct or activities, or the conduct or activities of its affiliates.

        If the subsidiary bank does not become "well-managed" or "well-capitalized" within 180 days after receipt of the notification from the FRB, the FRB may take additional actions against the financial holding company, including requiring it to divest its ownership or control of any subsidiary banks or cease engaging, directly or indirectly, in all activities other than those permissible for a bank holding company without financial holding company status. A more detailed discussion of the potential ramification of the loss of "well managed" status is included in "Item 13—Legal Proceedings" below.

        As an alternative to proposing a plan and entering into an agreement to correct management or capitalization deficiencies, the financial holding company may choose to forego any attempt to remedy the management or capitalization deficiencies and instead voluntarily terminate any and all financial activities authorized only for financial holding companies. Thereafter, the financial holding company would be limited to engaging only in those activities permitted for a bank holding company.

        If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act of less than "satisfactory", then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to "satisfactory" or better.

        Regulatory Capital Requirements.    The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company's capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries is restricted.

        The FRB's capital adequacy guidelines provide for the following types of capital:

    •
    Tier 1 capital, also referred to as core capital, which includes:

    •
    common shareholders' equity;

    •
    qualifying noncumulative perpetual preferred stock and related surplus;

    •
    qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 capital elements); and

    •
    minority interests in the equity accounts of consolidated subsidiaries.

          Goodwill is excluded from Tier 1 capital. Most intangible assets are also deducted from Tier 1 capital.

    •
    Tier 2 capital, also referred to as supplementary capital, which includes:

    •
    allowances for loan and lease losses (limited to 1.25% of risk-weighted assets);

    •
    most perpetual preferred stock and any related surplus;

    •
    certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities; and

    •
    intermediate-term preferred stock and intermediate-term subordinated debt instruments (subject to limitations).

          The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

  •
  Total capital, which includes:

  •
  Tier 1 capital;

  •
  plus, qualifying Tier 2 capital;

  •
  minus, investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

The FRB's capital adequacy guidelines require that a bank holding company maintain a Tier 1 leverage ratio equal to at least 4% of its average total consolidated assets, a Tier 1 risk-based capital ratio equal to 4% of its risk-weighted assets and a total risk-based capital ratio equal to 8% of its risk-weighted assets.

On December 31, 2002, the Company was in compliance with all of the FRB's capital adequacy guidelines. The Company's capital ratios on December 31, 2002 are shown on the following chart.

	Leverage Ratio (4% minimum requirement)	Tier 1 Risk-based Capital Ratio (4% minimum requirement)	Total Risk-based Capital Ratio (8% minimum requirement)
Company	7.01%	8.68%	11.07%

        Interstate Banking and Branching.    Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), a bank holding company is permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The FRB will not approve an interstate acquisition if as a result of the acquisition the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

        Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. A state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). A state may also establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company, provided that such deposit limit does not discriminate against out-of-state bank holding companies.

        Source of Strength.    FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital which it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

        Liability of Commonly Controlled Institutions.    Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), bank subsidiaries of a bank holding company are liable for any loss incurred by the Bank Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company.

        Kansas Bank Holding Company Regulation.    A bank holding company that owns, controls or has the power to vote 25% or more of any class of voting securities of a Kansas bank or a Kansas bank holding company must file an application with the Kansas State Bank Commissioner. Kansas prohibits any bank holding company from acquiring ownership or control of any bank that has Kansas deposits if, after such acquisition, the bank holding company would hold or control more than 15% of total Kansas deposits.

Regulations Applicable to the Banks

        General.    Gold Bank-Kansas, a Kansas state member bank, is subject to regulation and examination by the Kansas State Bank Commissioner and the FRB. Gold Bank-Oklahoma, an Oklahoma state member bank, is subject to regulation and examination by the Oklahoma State Banking Department and the FRB. Gold Bank-Kansas and Gold Bank-Oklahoma are also regulated by the FDIC. Gold Bank-Florida, a Florida state non-member bank, is subject to regulation and examination by the Florida Department of Banking and Finance and the FDIC. Each of the FRB and the FDIC is empowered to issue cease and desist orders against the Banks if it determines that activities of any of the Banks represents unsafe and unsound banking practices or violations of law. In addition, the FRB and the FDIC have the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by these agencies is designed to protect the depositors of the Banks, not shareholders of the Company.

        Bank Regulatory Capital Requirements.    The FRB and the FDIC have adopted minimum capital requirements applicable to state member banks and state non-member banks, respectively, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classify an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital:

    •
    "well-capitalized" if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive specifying any higher capital ratio);

    •
    "adequately capitalized" if it has a total Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater;

    •
    "undercapitalized" if it has a total Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based capital ratio that is less than 8%;

    •
    "significantly undercapitalized" if it has a total Tier 1 leverage ratio that is less than 3%, a Tier 1 risk based capital ratio that is less than 3% or a total risk-based capital ratio that is less than 6%; and

    •
    "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%.

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions.

        On December 31, 2002, each of the Banks was in compliance with its federal banking agency's minimum capital requirements. The capital ratios and classifications of each of the Banks as of December 31, 2002 is shown on the following chart.

	Leverage Ratio	Tier 1 Risk-based Capital Ratio	Total Risk-based Capital Ratio	Classification
Gold Bank-Kansas	7.31%	8.92%	10.08%	Well-Capitalized
Gold Bank-Oklahoma	7.37%	9.34%	10.56%	Well-Capitalized
Gold Bank-Florida	7.27%	9.32%	10.25%	Well-Capitalized

All of the Banks must be well-capitalized and well-managed for the Company to remain a financial holding company.

        Deposit Insurance and Assessments.    The deposits of the Banks are insured by the Bank Insurance Fund (the "BIF") administered by the FDIC, in general up to a maximum of $100,000 per insured depositor. Certain deposits of Gold Bank-Kansas are insured by the Savings Association Insurance Fund (the "SAIF"). Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC's risk-based assessment system requires BIF members to pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The FDIC's assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

        Limitations on Interest Rates and Loans to One Borrower.    The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations have resulted in reductions of net interest margins on certain classes of loans. Federal and state laws impose additional restrictions on the lending activities of banks. The maximum amount that a Kansas state bank may loan to one borrower generally is limited to 25% of the bank's capital, plus an additional 10% for loans fully secured by certain kinds of real estate collateral. The maximum amount that an Oklahoma state bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 30% of the bank's capital, less intangible assets. The maximum amount that a Florida state bank may lend to one borrower generally is limited to 15% of the bank's capital accounts, plus an additional 10% for loans fully secured by readily marketable collateral.

        Payment of Dividends.    The Banks are subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends if payment would cause it to become undercapitalized or while it is undercapitalized. Florida, Kansas and Oklahoma banking law also prohibit the declaration of a dividend out of the capital and surplus of the bank. These laws and regulations are not expected to have a material effect upon the current dividend policies of the Banks.

        Community Reinvestment Act.    The Banks are subject to the Community Reinvestment Act (the "CRA") and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by the Company and its banking subsidiaries.

        Limitations on Transactions with Affiliates.    The Company and its non-bank subsidiaries are "affiliates" within the meaning of the Federal Reserve Act. The amount of loans or extensions of credit which the banks may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and subsidiaries of a bank may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

        Other Banking Activities.    The investments and activities of the Banks are also subject to regulation by federal banking agencies, regarding investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

Regulations Applicable to Non-bank Financial Service Subsidiaries.

        General.    The non-bank financial service subsidiaries of the Company are subject to the supervision of the FRB and may be subject to the supervision of other regulatory agencies including the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers (the "NASD"), state securities and insurance regulators and the Missouri Division of Finance.

        Securities Broker/Dealer and Investment Advisor.    As a securities broker/dealer, a registered investment advisor and member of the NASD, Gold Capital is subject to extensive regulation under federal and state securities laws. The SEC administers the federal securities laws, but has delegated to self-regulatory organizations, principally the NASD, and the national securities exchanges much of the regulation of securities broker/dealers. Securities broker/dealers and certain investment advisors are also subject to regulation by state securities commissions in the states in which they are registered.

        Securities broker/dealers and investment advisors are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers' funds and securities, recordkeeping, and the conduct of directors, officers and employees. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purposes of regulation of securities broker/dealers and investment advisors is the protection of customers and the securities markets rather than the protection of stockholders of broker/dealers and investment advisors.

        Trust Company.    As a Missouri trust company, Gold Trust Company is subject to regulation and supervision by the FRB and the Missouri Division of Finance. Gold Trust Company's operations in Kansas, Oklahoma and Florida are also subject to banking and trust company regulators in those states. The purpose of such regulation is the protection of trust customers and beneficiaries, not the protection of stockholders of trust companies.

        Insurance Agency.    As licensed insurance agencies, Gold Capital, Gold Insurance Agency and Gold Title are subject to licensing, regulation and examination by the state insurance departments of each state in which they operate. State insurance regulations protect consumers and customers, not the stockholders of insurance agencies.

Changes in Laws and Monetary Policies

        Future Legislation.    Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on the Company's business, results of operations or financial condition.

        Fiscal Monetary Policies.    The Company's business and earnings are effected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are:

    •
    conducting open market operations in United States government securities;

    •
    changing the discount rates of borrowings of depository institutions;

    •
    imposing or changing reserve requirements against depository institutions' deposits; and

    •
    imposing or changing reserve requirements against certain borrowings by banks and their affiliates.

These methods are used in varying degrees and combinations to directly effect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on the Company's business, results of operations and financial condition.

        The references in the foregoing discussion to various aspects of statutes and regulation are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

ITEM 2.  PROPERTIES

        The Company and the Banks each own their banking facilities. A few of the Banks' branch locations are in leased facilities. The financial services subsidiaries have entered into short-term leases for their properties. The Company believes each of the facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. The Company's headquarters and Gold Bank's Leawood, Kansas location are contained in a 25,000 square foot building that opened in 1996, all of which is occupied by the Company.

ITEM 3.  LEGAL PROCEEDINGS

Internal Investigation and Regulatory Examination and Inquiries

        Gold Bank-Kansas is currently undergoing an examination by the FRB and the Office of the Kansas State Bank Commissioner, which is expected to be completed by mid-April 2003. On March 14, 2003, the Company issued a press release and filed a Current Report on Form 8-K indicating that as of March 17, 2003, Malcolm M. Aslin would replace Michael W. Gullion as Chief Executive Officer and as the President and Chief Executive Officer of Gold Bank-Kansas. This replacement resulted from the improper conduct (summarized under "Item 1—Business—Recent Events" above and described in more detail in "Item 13—Certain Relationships and Related Transactions" below) which was discovered in an internal investigation which was conducted in close cooperation with bank regulatory authorities as part of their regularly scheduled examination of Gold Bank-Kansas.

        The Company also notified the Commission of the discoveries made during its internal investigation on March 14, 2003 and pledged its full cooperation with any inquiry made by the Commission into these matters. The Company was subsequently notified by the Commission that it is conducting an informal investigation. In addition, the Nasdaq has submitted an informal request for information with respect to these matters.

        The Company has elected to be a financial holding company under the BHC Act. Each depository institution subsidiary of a financial holding company must remain both "well-capitalized" and "well-managed" for such company to retain its status as a financial holding company, with authority to engage in the expanded financial activities. As a result of the events involving Mr. Gullion and the pending regulatory examination, there is a significant likelihood that Gold Bank-Kansas will lose its "well-managed" status.

        If we are notified by bank regulators that Gold Bank-Kansas is not "well-managed" (the "Notice"), the Company will not be in compliance with the requirements of the BHC Act regarding financial holding companies. If this occurs, we may be required to take the following actions:

  •
  promptly prepare and submit a written corrective action plan to the FRB detailing the specific actions, and a timetable for each action, that we will take to restore Gold Bank-Kansas to a well-managed condition within 180 days; and

  •
  if the corrective action plan is acceptable to the FRB, the Company may sign a formal action with the FRB in which we will agree to take the action steps listed in the action plan to correct the management deficiencies.

        Until the FRB determines that we have corrected the conditions described in the Notice, the Company may not, directly or indirectly, or through any of its subsidiaries that are not banks or subsidiaries of banks, engage in any additional financial activities other than those authorized for bank holding companies without financial holding company status, without prior written approval of the FRB. We will not be considered to be in compliance with the statutes and regulations related to financial holding companies until the management rating of Gold Bank-Kansas has been upgraded to "well-managed" by bank regulators. After issuing the Notice and during any period of noncompliance, the FRB may also impose other limitations or conditions on our conduct or activities, or the conduct or activities of our affiliates.

        If Gold Bank-Kansas does not become "well-managed" within 180 days after receipt of the Notice, the FRB may take additional actions against the Company, including requiring the Company to divest its ownership of its subsidiary banks or cease engaging, directly or indirectly, in all activities other than those permissible for a bank holding company without financial holding company stature.

        As an alternative to proposing a plan and entering into an agreement to correct the management deficiencies, the Company may determine to forego any attempt to remedy the management deficiencies and instead voluntarily terminate any and all financial activities that are authorized only for financial holding companies ("Financial Holding Company Activities"). Financial Holding Company Activities include financial activities in the areas of merchant banking, securities underwriting and dealing, and insurance underwriting and insurance agency. However, the Company does not believe this alternative is the most likely or most desirable course of action.

        Either of the alternatives described above could involve divestiture of certain financial subsidiaries and certain assets related to our financial activities. Based on a preliminary evaluation, any such required or voluntary termination of Financial Holding Company Activities could involve the following:

  •
  our subsidiary, Gold Merchant Banc, Inc., and other subsidiaries could be required to cease conducting merchant banking activities and divest existing merchant banking investments;

  •
  our subsidiary, Gold Title Agency, LLC, could be required to cease conducting title insurance agent activities;

  •
  our subsidiary, Gold Insurance Agency, Inc., and other subsidiaries that are not banks or subsidiaries of banks could be required to cease conducting other insurance agency activities, except that Gold Insurance Agency, Inc. could become a subsidiary of Gold Trust Company and exercise limited insurance agency activities without being a financial holding company if the Federal Reserve Board gave its approval of that transfer;

  •
  we may divest our ownership of subsidiaries that conduct Financial Holding Company Activities, including Gold Merchant Banc, Inc., Gold Title Agency, LLC, and, if the Federal Reserve Board did not approve the transfer of Gold Insurance Agency, Inc. to Gold Trust Company, then Gold Insurance Agency, Inc.

        Management and the Board are evaluating the implications of the loss of the "well-managed" status of Gold Bank-Kansas and any consequential divestiture requirements if Gold Bank-Kansas cannot remedy its management deficiencies. However, based on a preliminary review we have conducted, if we are required to sell these financial subsidiaries or assets, we do not believe it will have a material adverse impact on our financial condition or results of operation.

CUNA Trademark Lawsuit

        The Company filed suit against the Credit Union National Association, Inc. ("CUNA") on July 26, 2001, in the United States District Court for the District of Kansas to defend its MORE THAN MONEY® service mark. Suit was filed to protect the Company's rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed the Company's service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA's two registrations for its mark be cancelled, and money damages, including a sum to compensate the Company for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001. In March 2002, the Company participated in a court ordered mediation but the parties were unable to reach a resolution. The Company has agreed to revisit the possibility of settlement at a later date following additional discovery. Fact discovery has now closed and expert witness reports on liability issues have been produced by both sides. A summary judgment motion was filed by CUNA on June 28, 2002, and the Company filed its response on July 19, 2002. The court has not ruled on this motion. A pretrial conference took place on October 28, 2002. In conjunction with the pretrial conference, the parties submitted a proposed pretrial order on October 18, 2002. The case has been given a special trial setting on the July 8, 2003 trial docket of the presiding judge. The Company cannot predict with certainty the outcome of this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock, par value $1.00 per share, trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "GLDB."

        Information relating to market prices of common stock and cash dividends declared on our common stock is set forth in the table below.

Market Price

	High	Low	Cash Dividends
2001 Quarters
First	$7.66	$4.50	$0.02
Second	8.00	6.38	0.02
Third	8.05	6.85	0.02
Fourth	7.80	7.05	0.02
2002 Quarters
First	$9.03	$6.96	$0.02
Second	11.29	8.90	0.02
Third	11.05	8.75	0.02
Fourth	10.36	8.50	0.02
2003 Quarter
First (through March 28, 2003)	$11.19	$7.89	$0.03

        As of March 28, 2003, there were approximately 1,005 holders of record of our common stock.

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

        On October 21, 2002, the Company issued 5,000,000 shares of common stock in a public offering. On October 31, 2002, the underwriters exercised their option to acquire an additional 750,000 shares in order to cover over-allotments. All of these shares were sold at a price of $8.75 before underwriting discounts and commissions. The net proceeds to the Company from the issuance of these shares after deducting underwriting discounts and aggregate offering expenses payable by the Company was approximately $47.1 million. The net proceeds from the offering were used as follows: approximately $18.0 million was contributed to the capital of the Banks to support their asset growth; approximately $23.0 million was used to pay down the Company's line of credit (substantially all of the proceeds of which had been invested in the capital of the Banks); and the remaining net proceeds was used for general corporate purposes.

        On March 13, 2003, we requested that the Nasdaq Stock Market, Inc. suspend trading of our common stock for the first one-half hour of trading on March 14, 2003. This action was taken in order to provide adequate dissemination to the marketplace of our announcement of the replacement of Michael W. Gullion as our Chief Executive Officer and President and Chief Executive Officer of Gold Bank-Kansas due to an ongoing investigation into certain irregularities related to his personal bank accounts at Gold Bank-Kansas which is summarized in "Item 1—Business—Recent Events" above described in more detail in "Item 13—Certain Relationships and Related Transactions" below.

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

        The following table indicates that, at December 31, 2002, if there had been a sudden and sustained increase in prevailing market interest rates, our 2003 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rate	Net Interest Income	Change	Percent Change
200 basis point rise	$140,479,000	$11,509,000	8.92%
100 basis point rise	135,960,000	6,990,000	5.42%
Base rate scenario	128,970,000	—	—
50 basis point decline	127,275,000	(1,695,000)	(1.31)%
100 basis point decline	126,112,000	(2,858,000)	(2.22)%

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item concerning the directors and executive officers of the Company is incorporated herein by reference, under the captions "Election of Directors" and "Executive Officers", from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

        The information required by this Item concerning beneficial ownership reporting compliance of the Company is incorporated herein by reference, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance", from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by this Item concerning remuneration of the Company's officers and directors is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In late October 2002, the Company's Audit Committee received information from the Company's Chief Financial Officer and Internal Auditor that a circumvention of the internal controls of Gold Bank-Kansas appeared to have occurred. Steven Rector, who was then serving as the cashier of Gold Bank-Kansas, credited the demand deposit account of Michael W. Gullion, who was then serving as the Chairman of the Board and Chief Executive Officer of the Company and as the Chairman of the Board, Chief Executive Officer and President of Gold Bank-Kansas, in the amount of $565,915 before an incoming wire transfer of funds was received by Gold Bank-Kansas to offset that credit. Mr. Gullion used the amount credited to his personal account to purchase common stock in the Company's October 2002 public offering. An internal investigation conducted by the Audit Committee, with assistance from its independent legal counsel, discovered that two additional transactions in the aggregate amount of $225,000 had occurred in June and October of 2002 that also involved a credit to Mr. Gullion's demand deposit account before incoming wire transfers were received, which appear to have been made at the direction of Mr. Gullion. Mr. Gullion has reimbursed Gold Bank-Kansas for these anticipatory credits, including interest at the rate of 4.5% from the dates of the original credits to his account.

        As a result of this investigation, the Company notified bank regulatory authorities of these suspicious transactions. The FRB and the Office of Kansas State Bank Commissioner reviewed these transactions as part of their regularly scheduled joint examination of Gold Bank-Kansas. During that examination, additional suspicious transactions were discovered which caused the Audit Committee and its independent counsel to expand the scope of the internal investigation.

        The expanded investigation revealed that in November 2000, Gold Bank-Kansas issued a cashier's check for $1.0 million to a broker-dealer account controlled by Mr. Gullion. Mr. Gullion subsequently received from that broker-dealer account three checks for $100,000, $400,000 and $500,000, respectively. It also revealed that in May 2001 a $900,000 check payable to Gold Bank-Kansas was deposited into Mr. Gullion's demand deposit account. These amounts were part of a real estate transaction in which a business acquaintance of Mr. Gullion purchased real estate for $2.4 million and immediately sold it to Gold Bank-Kansas for $4.4 million. This transaction was not presented to or approved by the Board of Directors of Gold Bank-Kansas or the Company. Mr. Gullion received $1.9 million of bank funds in the transaction. Mr. Gullion has not reimbursed Gold Bank-Kansas for these funds. As a result of these revelations, the Company will record a pre-tax expense of $1.0 million for 2000, which will increase its previously reported 2000 loss per share from $(0.12) to $(0.14). The Company also plans to record an additional pre-tax expense of $900,000 for 2001, which will reduce its previously reported 2001 earnings per share from $0.69 to $0.67. The Company will reduce its investments in real estate by $1.0 million in 2000 and $900,000 in 2001 to reflect the bank funds diverted to Mr. Gullion. The Company will restate its previously reported financial statements for such years.

        The expanded investigation also discovered improper credits to Mr. Gullion's personal bank account and improper expenses incurred for the personal benefit of Mr. Gullion and his family members, including purchases of automobiles for personal use. These funds were obtained through various means including the use of his Company credit card for personal use, improper reimbursement of personal expenses charged to his personal credit card, and improper recording of such payments in various expense accounts of Gold Bank-Kansas. The amount of these improper credits and expenses remains under investigation but the amounts currently total approximately $600,000. Mr. Gullion has not reimbursed Gold Bank-Kansas for these improper expenses. Since these amounts have been previously expensed, these losses do not adversely affect the Company's previously reported results of operations.

        The expanded investigation also revealed that Mr. Rector made an unauthorized transfer of $40,000 from Mr. Gullion's account to his own account.

        Gold Bank-Kansas maintains various types of insurance policies covering defalcations by officers and employees that may cover most or all of the losses, subject to applicable deductibles. The Company is examining whether to submit an insurance claim based on a determination as to whether the risk of increased premiums or difficulty in obtaining insurance coverage would more than offset that benefit. Also, Mr. Gullion has stated his intention to make full restitution to Gold Bank-Kansas but he has not yet done so and there is no assurance that he will be able to do so. Because Gold Bank-Kansas has recognized these losses, if in the future Mr. Gullion makes restitution or Gold Bank-Kansas receives insurance proceeds, Gold Bank-Kansas will record those payments as income.

        As a result of the aforementioned discoveries, the Board of Directors of the Company and Gold Bank-Kansas terminated Mr. Rector, and sought and obtained Mr. Gullion's resignation, from all positions with the Company, Gold Bank-Kansas and the Company's other subsidiaries. They also obtained the resignation of Mr. Gullion from the Company's Board of Directors. The Company has taken significant additional actions to improve its internal controls, control environment, corporate governance and its standards for ethical and honest conduct by all of its employees, as described under "Item 14—Controls and Procedures" below which is incorporated herein by reference.

        In connection with the issuance of a March 14, 2003 press release announcing the replacement of Mr. Gullion with a new Chief Executive Officer due to improper conduct described more fully above, the Company filed a Current Report on Form 8-K on the same date, notified the Securities and Exchange Commission of these discoveries and pledged its full cooperation with any inquiry made by the Commission into these matters. The Commission subsequently initiated an informal investigation of these matters. The Company and its directors and officers are cooperating fully with that investigation. Nasdaq also has made an informal request for information concerning these matters and the Company is cooperating fully with that request.

        Additional information required by this Item concerning certain relationships and related transactions with respect to persons other than Mr. Gullion and Mr. Steve Rector is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's current chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures, as amended by the recent actions taken by the Company's Board of Directors and Audit Committee to improve such controls and procedures as described below, are effective.

        As described in more detail under "Item 13—Certain Relationships and Related Transactions" above, during the fourth quarter of 2002 and the first quarter of 2003, the Company learned of instances of circumvention of certain internal controls that had been occuring since at least 2000 related to improper conduct by Michael W. Gullion, the former Chief Executive Officer and Chairman of the Board of the Company and by Steven Rector, the former cashier of Gold Bank-Kansas. The investigation conducted by the Company's Audit Committee, with assistance from independent counsel, forensic accountants, the Company's internal audit function, which was outsourced in March 2003 to Deloitte & Touche ("Internal Auditors"), and senior management, in close cooperation with bank regulatory authorities, covered the time period from January 1, 1998 through the present.

        In connection with that internal investigation, the Company has sought to examine the ways in which its internal controls were circumvented, how those internal controls can be strengthened and yet remain workable and cost-effective, and generally to improve the control environment in order to take all actions reasonably practicable to prevent such conduct from occurring in the future. This action was taken, however, in recognition of the fact that an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of internal controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company or its subsidiaries have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, internal controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, any particular control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in an internal control system, misstatements due to error or fraud may occur and not be detected.

        The Company believes that strengthened internal controls are warranted in order to make circumvention more difficult and to improve the internal control environment by, among other things, becoming a model of corporate governance and a standard bearer in honest and ethical conduct and legal compliance. Our Board of Directors, Audit Committee and senior management are committed to these goals and therefore have taken the following actions:

    •
    Malcolm M. Aslin replaced Mr. Gullion as our Chief Executive Officer. Mr. Aslin also replaced Mr. Gullion as President and Chief Executive Officer of Gold Bank-Kansas. Mr. Aslin is a very experienced, highly regarded banker. Mr. Aslin is committed to making ethical conduct, legal compliance and leadership in corporate governance one of his top management priorities.

    •
    A decision was made to separate the positions of Chairman of the Board and Chief Executive Officer at both the Company and Gold Bank-Kansas. The Company's Nominating/Corporate Governance Committee has commenced a search for a new Chairman of the Board as well as a new Chairman of the Audit Committee who will satisfy the criteria for an "Audit Committee Financial Expert" as defined by the Commission. These new directors will be provided with a comprehensive orientation program.

    •
    The cashier of Gold Bank-Kansas has been replaced and a new cashier and assistant-cashier have been hired to provide further support.

    •
    A Code of Business Conduct and Ethics was adopted by the Board of Directors. It serves as the linchpin of the enhanced control environment and will be reinforced by the Board of Directors and senior management to set the proper tone at the top. The Company's words and deeds will send a consistent message that nothing less than the highest standards of integrity and ethics will be tolerated regardless of an individual's position at the Company or its subsidiaries.

    •
    A program has been established to ensure that the new policies and procedures are implemented and that the Company and its subsidiaries are operated with integrity and the highest ethical standards. This program includes orientation programs to acquaint all of the Company's employees with the new policies and procedures and the standards of conduct that are expected of all directors, officers and employees under the Code of Business Conduct and Ethics. All employees will be required to execute an agreement to comply with the Code on an annual basis.

    •
    A financial matters complaint policy was adopted by the Audit Committee. This policy encourages employees who are aware of improprieties involving accounting, internal controls or auditing matters or violations of law or the Code of Business Conduct and Ethics to report them to the Audit Committee. It also ensures compliance with the whistleblower protection provisions enacted by Section 806 of the Sarbanes-Oxley Act of 2002. In addition, it provides a mechanism for the confidential, anonymous submission by employees of complaints regarding questionable accounting or auditing matters as well as the proper procedures for the receipt, retention and treatment of such complaints.

    •
    New procedures for conducting investigations of suspected violations of applicable laws or the Company's Code of Business Conduct and Ethics were established by the Audit Committee. These procedures will ensure proper treatment of complaints by, among other things, providing guidance as to when independent counsel must be retained to assist the Audit Committee as well as when notice to regulatory authorities should be given.

    •
    Revised charters were adopted for the Audit Committee, Compensation Committee and the Nominating/Corporate Governance Committee. These charters reflect best practices by following the guidance in the proposed rules promulgated by the New York Stock Exchange ("NYSE") (even though the Company is only traded on Nasdaq) as well as charters adopted by companies that are regarded as leaders in corporate governance.

    •
    New Corporate Governance Guidelines were adopted by the Board, including requirements for annual independent continuing education programs for directors and Audit Committee members. Again, these guidelines reflect the guidance in proposed rules promulgated by the NYSE and the best practices of leading companies in corporate governance.

    •
    The internal audit function has been outsourced to Deloitte & Touche as of March 2003. Their recognized experience will substantially strengthen monitoring of internal controls. That firm can also provide assistance in designing, establishing and regularly updating such controls.

    •
    Based on a preliminary review of the internal controls that were most closely related to the transactions involved in the ongoing investigation (e.g., wire transfers, loan authorization and teller procedures), the following internal controls were revised:

    1.
    All wire transfers going through the wire room for Gold Bank-Kansas must be documented, and signed by a second bank officer. The new cashier for Gold Bank-Kansas has instructed bank employees of the new policy and it is now in effect.

      2.
      The former cashier had authority to initiate wire transfers and also had certain "audit" responsibilities. In addition, the person who performed reconciliations reported to the cashier. Responsibility for all three of these duties has been separated and is now held by different individuals who do not have the same chain of command. The audit responsibility has been assigned to the internal audit department and reconciliations are being performed by someone who does not report to anyone who has authority to initiate wire transfers.

      3.
      Company travel and entertainment expenses must go through accounts payable; cash tickets may not be used to transfer funds between the bank's accounts and to pay expenses. In extenuating circumstances when funds must be wired or a cash ticket is used to move funds, it must be counter initialed by a second officer.

      4.
      The Company has adopted a policy for purchasing authorization levels to increase efficiency and profitability while minimizing risk and optimizing cash flows. A delegated individual within each operating unit of the subsidiary banks must approve all of the expenditures. All expenses possible are to be paid through the accounts payable department within established accounts payable procedures. The accounts payable department will assign account numbers. The financial statements that reflect these entries will be the responsibility of the cashier and will be subject to review by the operating entities.

      5.
      The reconcilements of the miscellaneous prepaid accounts, other asset accounts, accrued expenses, and other liability accounts must be initialed by two officers at the end of each month who are responsible for reviewing them for appropriateness. The reconcilements will also be reviewed quarterly or semiannually by the Corporate Controller.

      6.
      The Company has implemented monthly reviews of bank accounts of executive officers and directors of the Company and its subsidiary banks by the Internal Auditors.

      7.
      Senior management, and the Internal Auditors, have made enhanced monitoring and enforcement of loan origination and monitoring procedures a top priority with severe penalties imposed for violations, including termination of employment.

    •
    The Audit Committee has instructed management and the Internal Auditors to complete a review of all of the Company's and its subsidiaries' internal controls and deliver a report to the Audit Committee on that review as soon as practicable. It is anticipated that the review will focus primarily on dual controls, segregation of duties, enhanced monitoring and other controls that could help ensure that the existing policies are followed.

    •
    In an effort to update our insider trading policies, the Board of Directors adopted a (i) Policy Applicable to Covered Persons Regarding Securities Trading and Handling of Nonpublic Information, and (ii) Policy Applicable to all Employees and Agents Regarding Securities Trading and Handling of Nonpublic Information, and updated and improved its Section 16 Reporting Policy. These policies reflect our desire to ensure that none of our employees, officers or directors trade in our common stock on the basis of material nonpublic information. In addition, the Section 16 Reporting Policy mandates that all transactions in our common stock by executive officers and directors are reported in filings with the Securities and Exchange Commission on a timely basis.

    •
    A Fair Disclosure Policy was adopted by the Board of Directors. This policy ensures that we maintain active and open communications with our shareholders, potential investors, the financial community and the media regarding our historical performance and future prospects. The policy will assist us in complying with federal securities laws, avoiding selective disclosure of material nonpublic information and promoting equal access to our information.

    •
    Disclosure Controls and Procedures adopted by management were ratified by the Board of Directors. These procedures update our current procedures and set forth the process and principles by which accurate and complete financial and non-financial information concerning us is included on a timely basis in documents filed or submitted by us under the Securities Exchange Act of 1934, as amended.

    •
    An Anti-Money Laundering Act Compliance Program was adopted by the Board of Directors. This program updates our current program and contains policies and procedures for us and our subsidiaries setting forth the methods for complying with the (i) Bank Secrecy Act and (ii) regulations of the Office of Foreign Assets Control ("OFAC"). The Bank Secrecy Act compliance procedures require that we assist the federal government in detecting money laundering activities, terrorist activities, federal criminal violations by directors, officers, employees or other of our institution-affiliated parties and our subsidiaries, and any other significant violations of criminal law. OFAC regulations require that United States' citizens and companies freeze the assets of certain individuals and companies engaged in transactions with countries that are subject to United States sanctions or with individuals or companies that act as agents for such countries.

        The Code of Business Conduct and Ethics, the Audit Committee Financial Matters Complaint Policy, the Corporate Governance Guidelines, the Fair Disclosure Policy and the Charters of the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee will all be publicly disseminated by posting them to the Company's website.

        In addition, the Company had previously undertaken a significant upgrade of its financial accounting software in late 2001. Management believes that this new software was a key factor in the initial detection of Mr. Gullion's improper activities and will be a key element in avoiding similar incidents in the future.

        Although the framework has been put in place to materially improve the control structure and environment of the Company, it will take some time to realize all of the benefits from the Company's initiatives. Moreover, the Board of Directors and senior management recognize that this is a continuing and evolving process that will require regular updating and refinement to keep pace with final rules of the Commission and the NASD, evolving "best practices" in corporate governance and internal controls, and lessons learned from the ongoing internal investigation, the bank regulatory examination and the Commission's informal investigation. While there can be no assurance that new problems will not be found in the future, the Company expects to continue to improve its controls with each passing quarter.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(b)
Exhibits, Financial Statements and Financial Statement Schedules:

        Financial Statements:

        The following consolidated financial statements of our Company and reports of our Company's independent auditors are filed herewith:

          None.

        Financial Statement Schedules:

        The following financial statement schedules of our Company, if any, are filed herewith:

          None

        Exhibits:

3.1	Restated Articles of Incorporation of Gold Banc. (Previously filed as Exhibit 3.(A) to our Registration Statement on Form SB-2 (File No. 333-12377) and the same is incorporated herein by reference.)
3.2
Certificate of Amendment to Restated Articles of Incorporation. (Previously filed as Exhibit 3.(A) (I) to our Registration Statement on Form S-4 (File No. 333-28563) and the same is incorporated herein by reference.)
3.3
Amended and Restated Bylaws of Gold Banc. (Previously filed as Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-98579) filed with the SEC on October 7, 2002, and the same is incorporated herein by reference.)
4.1	Form of Common Stock Certificate. (Previously filed as Exhibit 4 to our Registration Statement on Form SB-2 (File No. 333-12377) and the same is incorporated herein by reference.)
4.2
Rights Agreement dated October 13, 1999, between Gold Banc and American Stock Transfer and Trust, as Rights Agent. (Previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed October 15, 1999 and the same is incorporated herein by reference.)
4.3
Form of Federal Home Loan Bank Credit Agreement to which each of Gold Banc's banking subsidiaries is a party. (Previously filed as Exhibit 10. (F) to our Registration Statement on Form SB-2 (File No. 333-12377) and the same is incorporated herein by reference.)
4.4
Form of Junior Subordinated Indenture between Gold Banc and Bankers Trust Company as Trustee relating to GBCI Capital Trust. (Previously filed as Exhibit 4. (A) to our Registration Statement on Form SB-2 (File No. 333-39849) and the same is incorporated herein by reference.)
4.5
Form of Amended and Restated Trust Agreement among Gold Banc, Bankers Trust Company, as Property Trustee, Bankers Trust (Delaware), as Delaware Trustee and various holders of Trust Securities relating to GBCI Capital Trust. (Previously filed as Exhibit 4. (B) to our Registration Statement on Form SB-2 (File No. 333-39849) and the same is incorporated herein by reference.)
4.6
Form of Guaranty Agreement between Gold Banc, as Guarantor, and Bankers Trust Company, as Trustee relating to GBCI Capital Trust. (Previously filed as Exhibit 4. (C) to our Registration Statement on Form SB-2 (File No. 333-39849) and the same is incorporated herein by reference.)
4.7
Form of Junior Subordinated Indenture between Gold Banc and Bankers Trust Company as Trustee relating to GBCI Capital Trust II. (Previously filed as Exhibit 4. (A) to our Registration Statement on Form S-3 (File No. 333-76623) and the same is incorporated herein by reference.)
4.8
Form of Amended and Restated Trust Agreement between Gold Banc, Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, relating to GBCI Capital Trust II. (Previously filed as Exhibit 4. (C) to our Registration Statement on Form S-3 (File No. 333-76623) and the same is incorporated herein by reference.)

4.9
Form of Guarantee Agreement between Gold Banc, as Guarantor, and Bankers Trust Company, as Trustee, relating to GBCI Capital Trust II. (Previously filed as Exhibit 4. (E) to our Registration Statement on Form S-3 (File No. 333-76623) and the same is incorporated herein by reference.)
4.10
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
4.11
Assignment and Assumption of Rights, Duties, and Obligations of Guarantor under the Amended and Restated Guarantee Agreement, dated March 20, 2000, among American Bancshares, Inc. and Gold Banc Acquisition Corporation XI, Inc. (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
4.12
Assignment and Assumption of Rights, Duties, and Obligations of Depositor under the Amended and Restated Trust Agreement, dated March 20, 2000, among American Bancshares, Inc. and Gold Banc Acquisition Corporation XI, Inc. (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
4.13
First Supplemental Indenture dated as of March 20, 2000 to Junior Subordinated Indenture dated as of July 7, 1998, by Gold Banc Acquisition Corporation XI, Inc. as successor by merger to American Bancshares, Inc. (Previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
4.14
Resignation of Administrator of ABI Capital Trust, dated March 20, 2000, by Brian M. Watterson. (Previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
4.15
Resignation of Administrator of ABI Capital Trust, dated March 20, 2000, by Jerry L. Neff. (Previously filed as Exhibit 10.5 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
4.16
Appointment of Administrators of ABI Capital Trust, dated March 20, 2000, by Keith E. Bouchey. (Previously filed as Exhibit 10.6 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
4.17
Appointment of Administrators of ABI Capital Trust, dated March 20, 2000, by Steven E. Rector. (Previously filed as Exhibit 10.7 to our Current Report on Form 8-K filed on March 23, 2000 and the same is incorporated herein by reference.)
4.18
Form of Junior Subordinated Indenture between American Bancshares, Inc. and Bankers Trust Company as Trustee relating to ABI Capital Trust. (Previously filed as Exhibit 4.1 to ABI Capital Trust's Registration Statement on Form S-1 (File No. 333-56095) and the same is incorporated herein by reference.)
4.19
Form of Trust Agreement between American Bancshares, Inc. and Bankers Trust (Delaware) as Trustee relating to ABI Capital Trust. (Previously filed as Exhibit 4.3 to ABI Capital Trust's Registration Statement on Form S-1 (File No. 333-56095) and the same is incorporated herein by reference.)

4.20
Form of Amended and Restated Trust Agreement between American Bancshares, Inc., Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, relating to ABI Capital Trust. (Previously filed as Exhibit 4.4 to ABI Capital Trust's Registration Statement on Form S-1 (File No. 333-56095) and the same is incorporated herein by reference.)
4.21
Form of Amended and Restated Guarantee Agreement between American Bancshares, Inc., as Guarantor, and Bankers Trust Company, as Trustee, relating to ABI Capital Trust. (Previously filed as Exhibit 4.6 to ABI Capital Trust's Registration Statement on Form S-1 (File No. 333-56095) and the same is incorporated herein by reference.)
4.22
Indenture, dated as of November 28, 2001, by Gold Banc, as Issuer, to Wilmington Trust Company, as Trustee, Paying Agent, Calculation Agent and Securities Registrar. (Previously filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the SEC on March 25, 2002 (File No. 0-28936).)
4.23
Amended and Restated Loan Agreement, dated as of December 1, 1998, between Gold Banc Corporation, Inc. and LaSalle National Bank. (Previously filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended July 31, 2002 and the same is incorporated herein by reference.)
4.24
First Amendment to Amended and Restated Loan Agreement, dated as of April 26, 1999, between Gold Banc Corporation, Inc. and LaSalle National Bank. (Previously filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended July 31, 2002 and the same is incorporated herein by reference.)
4.25
Second Amendment to Amended and Restated Loan Agreement, dated as of May 1, 2000, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.38 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended July 31, 2002 and the same is incorporated herein by reference.)
4.26
Third Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2000, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.39 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended July 31, 2002 and the same is incorporated herein by reference.)
4.27
Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 23, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.40 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended July 31, 2002 and the same is incorporated herein by reference.)
4.28
Fifth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.41 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended July 31, 2002 and the same is incorporated herein by reference.)
4.29
Sixth Amendment to Amended and Restated Loan Agreement, dated as of September 28, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended July 31, 2002 and the same is incorporated herein by reference.)

4.30
Seventh Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2002, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed on Exhibit 10.43 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended July 31, 2002 and the same is incorporated herein by reference.)
4.31
Replacement Revolving Note, dated as of July 1, 2002, in favor of LaSalle Bank National Association. (Previously filed on Exhibit 10.44 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended July 31, 2002 and the same is incorporated herein by reference.)
4.32
Amended and Restated Third Party Pledge Agreement, dated as of June 1, 2002, between GBC Kansas, Inc. and LaSalle Bank National Association. (Previously filed on Exhibit 10.45 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended July 31, 2002 and the same is incorporated herein by reference.)
9.1
Proxy Agreement/Stockholder Agreement between Michael W. Gullion and William Wallman, dated as of September 15, 1996. (Previously filed as Exhibit 9.A to our Registration Statement on Form SB-2 (File No. 333-12377) and the same is incorporated herein by reference.)
9.2
Proxy Agreement/Stockholder Agreement between Michael W. Gullion, William F. Wright, and Allen D. Petersen dated as of September 15, 1996. (Previously filed as Exhibit 9.B to our Registration Statement on Form SB-2 (File No. 333-12377) and the same is incorporated herein by reference.)
9.3
Accession of The Lifeboat Foundation to the Proxy Agreement/Stockholder Agreement among Michael W. Gullion, William F. Wright, and Allen D. Petersen, dated May 28, 1997. (Previously filed as Exhibit 9.(C) to our Registration Statement on Form SB-2 (File No. 333-39849) and the same is incorporated herein by reference.)
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
10.1	Amended and Restated Employment Agreement between Gold Banc Corporation, Inc. and Malcolm M. Aslin dated March 28, 2003.
10.2	[Reserved]
10.3
Gold Banc Corporation, Inc. 1996 Equity Compensation Plan. (Previously filed as Exhibit 10. (C) to our Registration Statement on Form SB-2 (File No. 333-12377) and the same is incorporated herein by reference.)
10.4
Form of Tax Sharing Agreements between Gold Banc and Gold Banc's Subsidiaries. (Previously filed as Exhibit 10. (E) to our Registration Statement on Form SB-2 (File No. No. 333-12377) and the same is incorporated herein by reference.)
10.5	1994 Key Employer Stock Option Plan. (Previously filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-34152) and the same is incorporated herein by reference).

10.6
Incentive Stock Option Plan, dated May 28, 1996, and Form of Incentive Stock Option Agreement. (Previously filed as Exhibit 10.9 to the American Bancshares, Inc. Annual Report on Form 10-KSB filed on March 31, 1997, and the same is incorporated herein by reference.)
10.7
1999 Stock Option and Equity Incentive Plan, dated March 22, 1999. (Previously filed as Exhibit A to the American Bancshares, Inc. Proxy Statement filed April 12, 1999, and the same is incorporated herein by reference).
10.8
ISDA Master Agreement (Multi-currency—Cross Border), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the Schedule to the ISDA Master Agreement. (Previously filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 for the period ended September 30, 2002 and the same is incorporated herein by reference.)
10.9
ISDA Credit Support Annex (Bilateral Form), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the paragraph 13 attachment thereto. (Previously filed as Exhibit 10.47 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 for the period ended September 30, 2002 and the same is incorporated herein by reference.)
10.10
Amended Confirmation, dated August 28, 2002, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 28,750,000 and a termination date of December 31, 2027. (Previously filed as Exhibit 10.48 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 for the period ended September 30, 2002 and the same is incorporated herein by reference.)
10.11
Amended Confirmation, dated August 28, 2002, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 37,550,000 and a termination date of June 30, 2029. (Previously filed as Exhibit 10.49 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 for the period ended September 30, 2002 and the same is incorporated herein by reference.)
10.12
ISDA Master Agreement (Multi-currency—Cross Border), dated August 14, 2002, between Citibank, N.A. and GBC Florida, Inc., including the Schedule to the ISDA Master Agreement. (Previously filed as Exhibit 10.50 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 for the period ended September 30, 2002 and the same is incorporated herein by reference.)
10.13
ISDA Credit Support Annex (Bilateral Form), dated August 14, 2002, between Citibank, N.A. and GBC Florida, Inc., including the paragraph 13 attachment thereto. (Previously filed as Exhibit 10.51 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 for the period ended September 30, 2002 and the same is incorporated herein by reference.)
10.14
Amended Confirmation, dated August 28, 2002, from Citibank, N.A. to GBC Florida, Inc., relating to an interest rate swap transaction with a notional amount of USD 16,249,470 and a termination date of December 31, 2027. (Previously filed as Exhibit 10.52 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 for the period ended September 30, 2002 and the same is incorporated herein by reference.)
21.1	List of Subsidiaries of Gold Banc.

*
Management contracts or compensating plans or arrangements required to be identified by Item 14(a).

(c)
Reports on Form 8-K

        We filed the following Current Reports on Form 8-K during the fourth quarter of 2002 and early 2003:

  •
  On October 15, 2002, the Company filed a Current Report on Form 8-K containing the certifications of the Company's CEO and CFO, as required under Section 906 of the Sarbanes-Oxley Act of 2002, that accompanied the filing of Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

  •
  On November 14, 2002, the Company filed a Current Report on Form 8-K containing the certifications of the Company's CEO and CFO, as required under Section 906 of the Sarbanes-Oxley Act of 2002, that accompanied the filing of the Company's Form 10-Q for the period ended September 30, 2002.

  •
  On March 5, 2003, the Company filed a Current Report on Form 8-K announcing the execution of an agreement for the sale of the two Gold Bank-Oklahoma branch locations.

  •
  On March 14, 2003, the Company filed a Current Report of Form 8-K announcing that Malcolm M. Aslin replaced Michael W. Gullion as Chief Executive Officer of the Company, effective March 17, 2003 due to irregularities in his personal bank account.

(d)
Exhibits.

        See exhibits identified above under Item 14(a)3.

(e)
Financial Statement Schedules.

        See financial statement schedules identified above under Item 14(a)2, if any.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BANC CORPORATION, INC. (Registrant)
By:	/s/ MALCOLM M. ASLIN Malcolm M. Aslin Chief Executive Officer

        Dated: March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MALCOLM M. ASLIN Malcolm M. Aslin	Director and Chief Executive Officer	March 31, 2003
/s/ RICK J. TREMBLAY Rick J. Tremblay	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 31, 2003
/s/ D. PATRICK CURRAN D. Patrick Curran	Director	March 31, 2003
/s/ WILLIAM R. HAGMAN, JR. William R. Hagman, Jr.	Director	March 31, 2003
/s/ DONALD MCNEIL Donald McNeill	Director	March 31, 2003
/s/ ALLEN D. PETERSEN Allen D. Petersen	Director	March 31, 2003
/s/ E. MILES PRENTICE III E. Miles Prentice III	Director	March 31, 2003
/s/ WILLIAM RANDON William Randon	Director	March 31, 2003
/s/ GARY RUSS J. Gary Russ	Director	March 31, 2003
/s/ WILLIAM F. WRIGHT William F. Wright	Director	March 31, 2003

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        The following certification is being provided in the form mandated by Section 302 of the Sarbanes-Oxley Act of 2002. Certification number three is omitted because the Company is not including financial statements under Item 8 of this Annual Report on Form 10-K.

        I, Malcolm M. Aslin, Chief Executive Officer of Gold Banc Corporation, Inc. (the "Company"), certify that:

  1.
  I have reviewed the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "report");

  2.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

  3.
  Omitted.

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

  c)
  presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

By:	/s/ MALCOLM M. ASLIN Malcolm M. Aslin Chief Executive Officer

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        The following certification is being provided in the form mandated by Section 302 of the Sarbanes-Oxley Act of 2002. Certification number three is omitted because the Company is not including financial statements under Item 8 of this Annual Report on Form 10-K.

        I, Rick J. Tremblay, Executive Vice President and Chief Financial Officer of Gold Banc Corporation, Inc. (the "Company"), certify that:

  1.
  I have reviewed the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "report");

  2.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

  3.
  Omitted.

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

  c)
  presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

By:	/s/ RICK J. TREMBLAY Rick J. Tremblay Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

QuickLinks

INDEX
PART I
  ITEM 1. BUSINESS
SUMMARY OF RECENT EVENTS AND FORWARD LOOKING INFORMATION
THE COMPANY AND SUBSIDIARIES
BUSINESS
SUPERVISION AND REGULATION
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Market Price
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002