Form 10-K/A
period 2002-12-31
GOLD BANC CORP INC
filed 2003-04-15
CIK 1015610

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
11301 Nall Avenue Leawood, Kansas 66211 (Address of principal executive offices) (Zip Code)
(913) 451-8050 Registrant's telephone number, including area code:
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

        The aggregate market value of the 29,085,876 shares of common stock, par value $1.00 per share, of the registrant held by non-affiliates of the registrant as of June 28, 2002 was $318,781,201, computed based on the $10.96 closing sale price of such common stock on that date. As of April 11, 2003, the registrant had 39,495,182 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The definitive proxy statement relating to the registrant's 2003 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

EXPLANATORY NOTE:

        On March 31, 2003, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Original Filing") with the Securities and Exchange Commission. The Original Filing did not contain the following sections: "Item 6—Selected Financial Data", "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Item 8—Financial Statements and Supplementary Data" due to the reasons stated in the Original Filing under "Item 1—Business—Summary of Recent Events and Forward Looking Information." The Company hereby amends and restates the Original Filing to include these omitted Items and to provide restated financial information for fiscal years 2001 and 2000 and make other minor changes.

PART I

ITEM 1. BUSINESS

SUMMARY OF RECENT EVENTS AND RESTATEMENT OF FINANCIAL STATEMENTS

Recent Events

        On March 14, 2003, the Company issued a press release and filed a Current Report on Form 8-K announcing that Malcolm M. Aslin would replace Michael W. Gullion as Chief Executive Officer of the Company and as President and Chief Executive Officer of Gold Bank-Kansas, effective March 17, 2003. Mr. Gullion was replaced due to improper conduct discovered during an internal investigation that was conducted in close cooperation with bank regulatory authorities as part of their regularly scheduled examination of Gold Bank-Kansas. On March 14, 2003, the Company also notified the Securities and Exchange Commission (the "SEC") of these discoveries, and pledged its full cooperation with any inquiry made by the SEC into these matters. The Company was subsequently notified by the SEC that it is conducting an informal investigation. In addition, Nasdaq has submitted an informal request for information with respect to these matters.

        On March 31, 2003, the Company filed a Form 10-K ("Report") that omitted "Item 6—Selected Consolidated Financial Data," "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8—Financial Statements and Supplementary Data." Due to the recent events described herein, at that time the Company was not able to prepare complete financial statements and KPMG LLP, its independent auditors, could not issue an audit report on the Company's financial statements. On April 1, 2003, the Company filed a Form 12b-25 indicating that the Company intended to complete the financial statements and file an Amended Form 10-K ("Amended Report"), including the previously omitted items, within 15 days.

        The Audit Committee of the Company led an internal investigation with assistance from its independent legal counsel, forensic accountants and the Company's internal audit department, which was outsourced in March 2003 to Deloitte & Touche. The scope of the Company's internal investigation was extensive and included transactions, accounts, assets, loans and other matters involving Mr. Gullion, his family members or related entities that were identified as possibly suspicious during the investigation or otherwise by Gold Bank-Kansas personnel or regulatory officials. The internal investigation is complete. A report on the results of the internal investigation was issued on March 31, 2003 and was supplemented on April 9, 2003. The internal investigation generally covered the period commencing January 1, 1998 through April 12, 2003. However, the underlying documentation for some transactions in 1998 and early 1999 was incomplete.

        A regularly scheduled examination of the Company was conducted by the Federal Reserve Bank of Kansas City (the "FRB-KC") during the first and second quarters of 2003. Also, a regularly scheduled examination of Gold Bank-Kansas was conducted jointly by the FRB-KC and the Office of the Kansas State Bank Commissioner (the "Commissioner") during the first and second quarters of 2003. A more detailed discussion of the probable results of such examinations and the consequences to the Company is included in "Item 3—Legal Proceedings" below.

        The information contained in this Amended Report regarding the results of the Company's internal investigation and the probable results of the regulatory examinations are based on the Company's knowledge as of the date hereof. The Company does not currently expect that any significant additional losses to Gold Bank-Kansas or its other subsidiaries arising out of Mr. Gullion's misconduct beyond those described in this Amended Report will be uncovered. We cannot give absolute assurance that this will be the case.

        As described more fully in "Item 13—Certain Relationships and Related Transactions" below, Gold Bank-Kansas suffered a loss of approximately $2.5 million in connection with the matters that were investigated. These losses resulted in part from the diversion by Mr. Gullion for his personal benefit of approximately $1.9 million in bank funds in a real estate transaction. As a result of these discoveries, the Company recorded an additional pre-tax expense of $1.0 million for 2000 and $900,000 for 2001 and restated its previously reported results of operation for such years. The recording of these additional expenses has increased the Company's previously reported loss per share for 2000 from $(0.12) to $(0.14), and has reduced the Company's previously reported earnings per share for 2001 from $0.69 to $0.67. As a result of these entries and the classification of the related real estate as a nonperforming asset, the Company's total nonperforming assets as of December 31, 2002 increased to $22.2 million from the $18.2 million previously announced by the Company in its earnings release dated January 22, 2003. The remaining approximately $600,000 of the loss represents improper credits to Mr. Gullion's personal bank account or personal expenses that were improperly paid or reimbursed by Gold Bank-Kansas. Because these amounts have been previously expensed, these losses do not adversely affect the Company's previously reported results of operations. These expenses, however, have been reclassified by the Company as "Losses resulting from misapplication of bank funds."

        Gold Bank-Kansas maintains various types of insurance policies, including fidelity bonds, that may cover most or all of the losses, subject to applicable deductibles. The Company is examining whether to submit an insurance claim based on a determination as to whether the risk of increased premiums or difficulty in obtaining insurance coverage in the future would more than offset that benefit.

        Mr. Gullion has offered, through his attorney, to make restitution of all amounts appropriately due us and to secure that obligation with his assets in an appropriate amount. Most of Mr. Gullion's assets consist of the Company's common stock. The Company believes Mr. Gullion owns approximately 735,000 shares (excluding options), of which approximately 640,000 shares are pledged to secure a personal loan from LaSalle Bank. The Board of Directors does not believe that it is in the Company's best interest, or the best interest of the Company's shareholders, for Mr. Gullion to attempt to sell a large block of his stock in the open market to pay his obligations to us. The Company is therefore negotiating, through Mr. Gullion's attorney, to repurchase his shares in partial satisfaction of his reimbursement obligation, which will require reaching agreement on an appropriate price for those shares. A portion of the net proceeds of this sale of common stock to us will be used to pay off his obligations to LaSalle Bank that are secured by his common stock, with the remainder applied toward the balance of his restitution obligations to us.

        Because Gold Bank-Kansas has already recognized the losses resulting from Mr. Gullion's actions, if in the future Mr. Gullion makes restitution or Gold Bank-Kansas receives insurance proceeds, Gold Bank-Kansas will record those payments as income in the period received.

        In connection with its internal investigation, the Company sought to examine the ways in which its internal controls were circumvented, how those internal controls could be strengthened, and yet remain workable and cost-effective, and generally how to improve the control environment in order to take all actions reasonably practicable to prevent such conduct from occurring in the future. The Company believes that strengthened internal controls are warranted in order to make circumvention more difficult and to improve the internal control environment by, among other things, becoming a model of corporate governance and a standard bearer in honest and ethical conduct and legal compliance. Our Board of Directors, Audit Committee and senior management are committed to these goals and therefore have taken numerous actions to achieve those objectives, which are described under "Item 14—Controls and Procedures" below.

        As part of the internal investigation and the examination by bank regulatory authorities, a careful review was made of loans made by Gold Bank-Kansas, Gold Bank-Oklahoma or Gold Bank-Florida in which Mr. Gullion had a role in initiating or approving the loans. Based on an analysis of the creditworthiness of the borrowers on those loans and the value of any collateral securing those loans, bank regulatory authorities indicated that Gold Bank-Kansas should increase its allowance for loan losses by $2.0 million as of December 31, 2002. Accordingly, the Company increased its allowance for loan losses as of December 31, 2002, from $31.4 million (as previously announced by the Company in its earnings release, dated January 22, 2003) to $33.4 million (which total allowance represents 1.23% of total outstanding loans).

Restatement of Financial Statements

        The Company has restated its financial statements for the years ended December 31, 2000 and 2001. This Amended Report includes all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin No. 99 ("SAB 99"). The Company will also file amended Form 10-Qs with respect to the first three quarters of 2002 to reflect the restatement of the financial information for such periods. Based on discussions with the staff of the SEC, the Company does not plan to file amended Form 10-Ks or Form 10-Qs for 2000 and 2001. For financial information regarding such prior periods, investors should refer to "Item 6—Selected Consolidated Financial Data" of this Amended Report, the restatement of our consolidated financial statements and the notes thereto contained in "Item 8—Financial Statements and Supplementary Data" in this Amended Report, including Note 2 "Restatement and Impact on Earnings" and Note 23 "Summary of Operating Results by Quarter—Unaudited", and the amended and restated quarterly reports on Form 10-Q for 2002 that we will file with the SEC in the near future.

THE COMPANY AND SUBSIDIARIES

Gold Banc Corporation, Inc.

        Our Company, Gold Banc Corporation, Inc., a Kansas corporation, is a registered bank holding company under the Bank Holding Company Act and a financial holding company under the Graham-Leach-Bliley Act. We are subject to regulation by the Federal Reserve Board (the "FRB").

        We are engaged in a full range of financial activities. "Financial activities" include not only banking, insurance and securities activities, but also merchant banking, investment advisory and additional activities that the FRB determines to be financial in nature or complementary to such activities. As a financial holding company, we are eligible to engage in a broad range of financial activities.

        We own all of the outstanding stock of three commercial banks with 60 offices in 42 communities in Kansas, Missouri, Oklahoma and Florida. Our Banks are Gold Bank-Kansas, Gold Bank-Oklahoma and Gold Bank-Florida.

        In addition to our Banks, we also own seven non-bank financial services subsidiaries. Our financial services subsidiaries provide securities brokerage, investment management, trust, insurance agency, investment advisory, title insurance services, and information technology services. Since December 1978, we have grown internally and through acquisitions from a one-bank holding company with $2.9 million in total assets to a financial services holding company offering diversified financial services with total assets as of December 31, 2002 of $3.8 billion. Our principal executive offices are located at 11301 Nall Avenue, Leawood, Kansas 66211, and our telephone number is (913) 451-8050.

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

  •
  We completed a public offering of 5,750,000 shares of common stock at a price of $8.75 before commissions and discounts, which provided us with additional equity of approximately $47.1 million.

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

        Gold Bank-Florida.    Gold Bank-Florida is a Florida state bank that has eight banking offices located in Sarasota and Manatee counties, one office in Tampa, and two in other surrounding communities. Gold Bank-Florida is a full service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, brokerage services, safe deposit boxes and a wide range of lending services including: credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Gold Bank-Florida's loan portfolio consists primarily of commercial, real estate, personal and agricultural loans. As of December 31, 2002, Gold Bank-Florida had total assets of approximately $665.2 million.

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

        Gold Trust Company.    Gold Trust Company is a Missouri non-depository trust company that is headquartered in St. Joseph, Missouri. Gold Trust Company also provides trust services at each Gold Bank-Kansas affiliate location. On October 31, 2002, the Company acquired the trust company business of George K. Baum Trust Company through a merger involving Gold Trust Company and George K. Baum Trust Company. The surviving entity operates under the name Gold Trust Company. As of December 31, 2002, Gold Trust Company had approximately $492 million in discretionary trust assets under management and approximately $385 million in non-discretionary trust assets under administration. Gold Trust Company is a wholly-owned subsidiary of Gold Financial Services.

        Gold Insurance Agency, Inc.    Gold Insurance Agency is a Kansas insurance agency which sells a full line of insurance products, including life insurance, annuities, disability insurance and credit life insurance. During 2001, we sold several of Gold Insurance Agency's agency locations and substantially reduced the scope of its operations.

        Gold Merchant Banc, Inc.    Gold Merchant Banc was established at the end of December 2000 and is a wholly-owned subsidiary of Gold Financial Services. Gold Merchant Banc engages in merchant banking activities.

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

Mergers, Acquisitions, Dispositions and Consolidations During 2002 and Early 2003

        Pursuant to the Company's strategy to increase its presence in higher growth metropolitan areas, the Company has sold some of its rural branches and redeployed such assets to acquire deposits in metropolitan areas.

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

        Sale of Wakita & Helena Branches.    On March 4, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its Helena and Wakita, Oklahoma branch locations to Farmers Exchange Bank of Cherokee, Oklahoma. The aggregate deposits and loans of these Gold Bank-Oklahoma branches are approximately $17 million and $4 million, respectively, as of December 31, 2002. The sale of these branches is expected to close in the second quarter of 2003 upon receipt of regulatory approvals. The Company believes the sale of these branches will not have a significant impact on the capital and liquidity or the operations of the Bank.

        Sale of Guymon Branch.    On December 24, 2002, Gold Bank-Oklahoma entered into an agreement for the sale of its Guymon, Oklahoma branch location to City National Bank and Trust Company of Guymon, Oklahoma. The deposits and loans of this branch are approximately $37 million and $8 million, respectively, as of December 31, 2002. The sale of this branch closed on April 11, 2003, following receipt of regulatory approvals. The Company believes the sale of this branch will not have a significant impact on the capital and liquidity or the operations of the Bank.

        The Company also expanded its wealth management business.

        Purchase of George K. Baum Trust Company.    On October 31, 2002, the Company acquired, for a purchase price of $1.8 million, the trust company business of George K. Baum Trust Company through a merger of Gold Trust Company and George K. Baum Trust Company. The surviving entity operates under the name Gold Trust Company. Prior to the merger, total assets under management for George K. Baum Trust Company were approximately $350 million. With this merger, Gold Trust Company has more than $877 million in assets under management and administration as of December 31, 2002.

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

Operating Strategy

        Our operating strategy is focused on commercial banking and wealth management. This operating strategy is to provide a focused range of financial products and services to small and medium sized businesses and consumers in each of our markets. We emphasize personal relationships with customers, involvement in local community activities and responsive lending decisions. We strive to maintain responsive community banking offices with local decision makers, allowing senior management at each banking location, within certain limitations, to make their own credit and pricing decisions allowing us to retain a local identity at each Bank.

        Our goals include long-term customer relationships, a high quality of service and responsiveness to specific customer needs. The principal elements of our operating strategy are:

  •
  Emphasize Personalized Customer Service and Community Involvement.  We believe that in most of our market areas customer loyalty and service are the most important competitive factors. Our primary goal is to provide exceptional customer service, turning the Gold Banc relationship into "More Than Money". Our Banks' management and other employees participate actively in a wide variety of community activities and organizations in order to develop and maintain customer relationships. Our Banks seek to retain and recruit the best available banking talent to deliver the quality of personal banking services required to meet customer expectations and to permit us to meet our goals for long term profitable growth.

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

  •
  Centralize and Streamline Operations to Achieve Economies.  In order to minimize duplication of functions, we have centralized certain management and administrative functions, including data processing, human resources, internal audit, loan and regulatory administration. This includes the ongoing centralization of operations at the services center in Leawood, Kansas. In 2003, we plan to complete a company-wide conversion to common platforms for loans and deposits. Such centralization is designed to reduce operating expenses, enhance standardization and controls and enable our Bank personnel to become even more focused on customer service and community involvement.

Acquisition/Growth Strategy

        Transactions.    Our management believes that we are well positioned to acquire and profitably operate community banks because of, among other things, our proven experience in operating community banks and our ability to provide centralized management assistance to those banks. We do not expect to make any acquisitions, however, until we add additional management and issues related to our status as a financial holding company are resolved. See "Item 3—Legal Proceedings—Internal Investigation and Regulatory Examination and Inquiries."

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

        Residential loans are priced consistently with the secondary market, and commercial and consumer loans generally are issued at or above the prime rate. We have no potential negative amortization residential loans. The following is a brief description of each major category of our lending activity along with the relative risk associated with each category:

        Real Estate Lending.    Commercial, residential and agricultural real estate loans represent the largest class of our loans. As of December 31, 2002, real estate and real estate construction loans totaled $1.3 billion and $357.4 million, respectively, or 47.64% and 13.08% of gross loans, respectively. Our large portfolio of real estate loans carries with it credit risk, which, although managed through proper credit administration and underwriting, must be accompanied by adequate allowances for loan losses. Generally, residential loans are written on a variable rate basis with adjustment periods of five years or less and amortized over either 15 or 30 years. We retain in our portfolio some adjustable rate mortgages having an adjustment period of five years or less. Agricultural and commercial real estate loans are amortized over 15 or 20 years. We also generate long term fixed rate residential real estate loans which we sell in the secondary market. We take a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower's ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance; although, on occasion, we will retain non-conforming residential loans to known customers at premium pricing.

        Commercial Lending.    Loans in this category principally include loans to service, retail, wholesale and light manufacturing businesses including agricultural service businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. As of December 31, 2002, commercial loans represented our second largest class of loans at $817.2 million, or 29.92% of gross loans. Commercial loans can contain risk factors unique to the business of each customer. In order to mitigate these risks, we target owner-operated businesses as our customers and make lending decisions based upon a cash flow analysis of the borrower as well as the accounts receivable, inventory and equipment of the borrower. Accounts receivable loans and loans for inventory purchases generally have a one-year renewable term and those for equipment generally have a term of seven years or less. We generally take a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans generally are limited to 50% of the value of the inventory, and accounts receivable loans generally are limited to 75% of a predetermined eligible base.

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

        Agricultural Lending.    We provide short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $160.0 million as of December 31, 2002, or 5.86% of total loans. Farm product loans have generally a one-year term, and machinery and equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the ability to repay as well as the existence of federal guarantees and crop insurance coverage. Farm Credit Services guarantees are pursued wherever possible. Gold Bank holds a "Preferred Lender Status" from Farm Credit Services, a guarantee program similar to the Small Business Administration, that minimizes the credit exposure of our Banks through partial transfer of the credit risk to the federal government. Preferred Lender Status expedites the processing of loan applications. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans generally are limited to 75% of the appraised value of the collateral.

Loan Origination and Processing

        Loan originations are derived from a number of sources. Residential loan originations result from real estate broker referrals, mortgage loan brokers, direct solicitation by our Banks' loan officers, present savers and borrowers, builders, attorneys, walk-in customers, and in some instances, other lenders. Residential loan applications, whether originated through our Banks or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet Fannie Mae underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. From time to time, loans may be participated among our Banks.

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

Brokerage Services

        We provide securities brokerage and investment management services through Gold Capital Management, a wholly-owned subsidiary, which operates as a broker dealer in securities. Gold Capital Management is registered with the SEC as a broker dealer and investment advisor and is a member of the National Association of Securities Dealers.

Trust Services

        We provide trust and investment advisory services, primarily to individuals, corporations and employee benefit plans, through Gold Trust Company, a Missouri chartered non-depository trust company and wholly-owned non-bank subsidiary.

Merchant Banking

        We engage in merchant banking activities, as authorized for financial holding companies, through Gold Merchant Banc, a wholly-owned non-bank subsidiary. If we lose our status as a "financial holding company," we would have to terminate these activities or divest the entity or assets used in conducting them. See "Item 3—Legal Proceedings—Internal Investigation and Regulatory Examination and Inquiries" and "Item 13—Certain Relationships and Related Transactions" below.

Technology and E-Commerce Services

        Through CompuNet Engineering, we provide technology and e-commerce services at the Gold Bank Services Center. The Services Center provides consolidated core and back office processing, including:

  •
  the electronic storage of checks and statements and the preparation of imaged statements for Gold Bank-Kansas

  •
  on-line banking support

  •
  a call center currently serving the Kansas City metropolitan area

  •
  internet access and electronic mail, as well as the gateway for all intra-company electronic communications

  •
  24 hour, seven-days-a-week telephone banking

        CompuNet Engineering also designs and implements scaleable local and wide area networking solutions utilizing the products of Microsoft, Novell, Cisco and Citrix, among others. CompuNet Engineering provides these services, including network and PC service support on a 24 hour per day, seven-days-per-week basis, for us as well as other bank and non-bank clients. Additional services provided by CompuNet Engineering include the design and implementation of internet protocol solutions and consulting design and implementation of wireless networking solutions. In 2001, CompuNet Engineering acquired Information Products, Inc. which provided technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware maintenance, and systems design and installation across all industry sectors. For information regarding the future disposition of CompuNet Engineering, see "Item 3—Legal Proceedings—Internal Investigation and Regulatory Examination and Inquiries" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital and Liquidity" below.

Insurance Services

        We provided insurance agency services through Gold Insurance Agency, a wholly-owned non-bank subsidiary. During 2001, we sold most of our agency locations and substantially reduced the activities of Gold Insurance Agency to offering life insurance and annuity products to the Banks' clients.

Title Insurance Services

        In September 2001, we entered into a joint venture agreement with Stewart Title Agency to form GBS Holding Company, LLC. Through its subsidiary, Gold Title Agency, LLC, GBS Holding operates a title insurance agency business and generates fee income for the owners of the joint venture. If we lose our status as a "financial holding company," we would have to terminate our title insurance activities or divest Gold Title Agency LLC or its assets. See "Item 3—Legal Proceedings—Internal Investigation and Regulatory Examination and Inquiries" and "Item 13—Certain Relationships and Related Transactions" below. We are currently exploring the sale of our interest in GBS Holding Company, LLC to Stewart Title Agency.

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

Deposits and Borrowings

        Deposits are the major source of our Banks' funds for lending and other investment purposes. In addition to deposits, including local public fund deposits and demand deposits of commercial customers, our Banks derive funds from loan principal repayments, maturing investments, Federal Funds borrowings from commercial banks, borrowings from the FRB-KC and the Federal Home Loan Bank, and from repurchase agreements. Loan repayments and maturing investments are a relatively stable source of funds while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a long-term basis for funding specific loan transactions and for general business purposes.

        We may be in default under our credit line with the Federal Home Loan Bank of Des Moines ("FHLB—Des Moines"). We plan to approach FHLB—Des Moines to obtain a waiver of any defaults. A more detailed discussion of this matter is included in "Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Capital and Liquidity—FHLB—Des Moines Credit Line."

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

Employees

        We maintain a corporate staff of approximately 36 persons. At December 31, 2002, our Banks and non-bank subsidiaries had approximately 956 full time equivalent employees. None of our employees nor any of the employees of our Banks or non-bank subsidiaries are covered by a collective bargaining agreement. We, along with our Banks and our non-bank subsidiaries, believe that our employee relations are satisfactory.

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

        Limitation on Activities.    The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GLB Act, a bank holding company, all of whose controlled depository institutions are "well-capitalized" and "well-managed" (as defined in federal banking regulations) and which obtains "satisfactory" Community Reinvestment Act ratings, may declare itself to be a "financial holding company" and engage in a broader range of activities.

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

  •
  merchant banking; and

  •
  activities that the FRB determines to be financial in nature or incidental to a financial activity, or which is complementary to a financial activity and does not pose a safety and soundness risk.

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

        If any subsidiary bank of a financial holding company ceases to be "well-capitalized" or "well-managed," the financial holding company will not be in compliance with the requirements of the BHC Act regarding financial holding companies. If a financial holding company is notified by the FRB of such a change in the ratings of any of its subsidiary banks, it must take the following actions:

  •
  promptly prepare and submit, within 20 days after the receipt of such notice, a written corrective action plan to the FRB detailing the specific actions, and a timetable for each action, that the financial holding company will take to restore its subsidiary bank to a "well-managed" or "well-capitalized" condition, as applicable, within 180 days after the receipt of such notice, and

  •
  if the corrective action plan is acceptable to the FRB, within 45 days after the receipt of such notice, the financial holding company may sign a written agreement with the FRB in which the financial holding company will agree to take the action steps listed in the action plan to correct the management or capitalization deficiencies.

        Until the FRB determines that the financial holding company has corrected the conditions described in the notification from the FRB, the financial holding company may not, directly or indirectly, or through any of its non-bank subsidiaries, engage in any financial activities other than those in which the financial holding company was engaged prior to receipt of such notice or activities authorized for bank holding companies without financial holding company status, without the written approval of the FRB. The financial holding company will not be considered to be in compliance with the statutes and regulations related to financial holding companies until the management or capitalization rating of the subsidiary bank has been upgraded to "well-managed" or "well-capitalized" (as applicable) by the bank regulators. After issuing a notification and during any period of noncompliance, the FRB may also impose other limitations or conditions on a financial holding company's conduct or activities, or the conduct or activities of its affiliates.

        If the subsidiary bank does not become "well-managed" or "well-capitalized" within 180 days after the receipt of such notification from the FRB, the FRB may take additional actions against the financial holding company, including requiring it to divest its ownership or control of any subsidiary banks or cease engaging, directly or indirectly, in all activities other than those permissible for a bank holding company without financial holding company status. A more detailed discussion of the potential ramifications of the loss of "well managed" status is included in "Item 3—Legal Proceedings—Internal Investigation and Regulatory Examination and Inquiries" below.

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

        If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act of less than "satisfactory", then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, until the rating is raised to "satisfactory" or better.

        Regulatory Capital Requirements.    The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company's capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited.

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

	Leverage Ratio (4% minimum requirement)	Tier 1 Risk-based Capital Ratio (4% minimum requirement)	Total Risk-based Capital Ratio (8% minimum requirement)
Company	6.96%	8.61%	11.02%

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

        Source of Strength.    FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

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

Regulations Applicable to the Banks

        General.    Gold Bank-Kansas, a Kansas state member bank, is subject to regulation and examination by the Kansas State Bank Commissioner and the FRB. Gold Bank-Oklahoma, an Oklahoma state member bank, is subject to regulation and examination by the Oklahoma State Banking Department and the FRB. Gold Bank-Kansas and Gold Bank-Oklahoma are also regulated by the Federal Deposit Insurance Corporation (the "FDIC"). Gold Bank-Florida, a Florida state non-member bank, is subject to regulation and examination by the Florida Department of Banking and Finance and the FDIC. Each of the FRB and the FDIC is empowered to issue cease and desist orders against the Banks if it determines that activities of any of the Banks represents unsafe and unsound banking practices or violations of law. In addition, the FRB and the FDIC have the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by these agencies is designed to protect the depositors of the Banks, not shareholders of the Company.

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

	Leverage Ratio	Tier 1 Risk-based Capital Ratio	Total Risk-based Capital Ratio	Classification
Gold Bank-Kansas	7.28%	8.88%	10.04%	Well-Capitalized
Gold Bank-Oklahoma	7.37%	9.34%	10.56%	Well-Capitalized
Gold Bank-Florida	7.27%	9.32%	10.25%	Well-Capitalized

        All of the Banks must be well-capitalized and well-managed for the Company to remain a financial holding company.

        Deposit Insurance and Assessments.    The deposits of the Banks are insured by the BIF administered by the FDIC, in general up to a maximum of $100,000 per insured depositor. Certain deposits of Gold Bank-Kansas are insured by the Savings Association Insurance Fund (the "SAIF"). Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC's risk-based assessment system requires BIF members to pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The FDIC's assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

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

        Payment of Dividends.    The Banks are subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. Florida, Kansas and Oklahoma banking laws also prohibit the declaration of a dividend out of the capital and surplus of a bank.

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

Regulations Applicable to Non-bank Financial Service Subsidiaries.

        General.    The non-bank financial service subsidiaries of the Company are subject to the supervision of the FRB and may be subject to the supervision of other regulatory agencies including the SEC, the National Association of Securities Dealers (the "NASD"), state securities and insurance regulators and the Missouri Division of Finance.

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

        Trust Company.    As a Missouri non-depository trust company, Gold Trust Company is subject to regulation and supervision by the FRB-KC and the Missouri Division of Finance. The purpose of such regulation is the protection of trust customers and beneficiaries, not the protection of stockholders of trust companies.

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

ITEM 2. PROPERTIES

        The Company and the Banks each own their banking facilities. Certain of the Banks' branch locations are in leased facilities. The financial services subsidiaries have entered into short-term leases for their properties. The Company believes each of the facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. The Company's headquarters and Gold Bank's Leawood, Kansas location are contained in a 25,000 square foot building that opened in 1996, all of which is occupied by the Company.

ITEM 3. LEGAL PROCEEDINGS

Internal Investigation and Regulatory Examination and Inquiries

        On March 14, 2003, the Company issued a press release and filed a Current Report on Form 8-K indicating that as of March 17, 2003, Malcolm M. Aslin would replace Michael W. Gullion as Chief Executive Officer and as the President and Chief Executive Officer of Gold Bank-Kansas. This replacement resulted from the improper conduct (summarized under "Item 1—Business—Summary of Recent Events and Restatement of Financial Statements and Restatement of Financial Statements" above and described in more detail in "Item 13—Certain Relationships and Related Transactions" below) that was discovered in an internal investigation which was conducted in close cooperation with the FRB-KC and the Commissioner as part of their regularly scheduled examinations of Gold Bank-Kansas.

        On March 14, 2003, the Company also notified the SEC of the discoveries made during its internal investigation and pledged its full cooperation with any inquiry made by the SEC into these matters. The Company was subsequently notified by the SEC that it is conducting an informal investigation. In addition, the Nasdaq has submitted an informal request for information with respect to these matters.

        The joint examination of Gold Bank-Kansas and the examination of the Company are complete, and the Company is awaiting the results of the final examination reports. On April 9, 2003, the Audit Committee met with the FRB-KC and the Commissioner to discuss the preliminary results of their joint examination of Gold Bank-Kansas and the FRB-KC's examination of the Company. At the meeting, the Company was advised by the bank regulators of the violations of law and the CAMELS ratings that will likely be included in the forthcoming report of their joint examination. The regulators identified noncompliance or deficiencies in regard to Regulation H (information technology), Regulation O (loans to officers and directors), Section 23A of the Federal Reserve Act (transactions with affiliates) and the Bank Secrecy Act. Based upon the discussions during this meeting, the Company expects that Gold Bank-Kansas will lose its "well-managed" rating and formal supervisory actions by the regulators will be taken against Gold Bank-Kansas and the Company. The formal supervisory actions may include formal written agreements with the Company and Gold Bank-Kansas, or cease and desist orders issued against the Company and Gold Bank-Kansas, intended to address and remediate the deficiencies identified by the regulatory authorities. These formal supervisory actions may include restrictions or prohibitions on the payment of dividends by Gold Bank-Kansas and the Company.

        Written reports of examinations have not yet been issued. Although the Company anticipates the results of the examinations to be as described above, the decision of the regulatory authorities regarding the formal supervisory actions to be taken is not final, and we cannot predict with certainty what formal supervisory actions will be taken against the Company, Gold Bank-Kansas or any other person as a result of the examinations.

        As a financial holding company under the BHC Act, each of the Company's depository institution subsidiaries must remain both "well-capitalized" and "well-managed" for the Company to retain its status as a financial holding company with authority to engage in the expanded financial activities described under "Item 1—Business—Supervision and Regulation—Limitation on Activities." If Gold Bank-Kansas loses its "well-managed" status as anticipated, the Company will not be in compliance with the requirements of the BHC Act regarding financial holding companies and will be required to take the following actions:

  •
  promptly prepare and submit, within approximately 20 days after the receipt of notice from the FRB of the loss of its "well-managed" status, a written corrective action plan to the FRB detailing the specific actions, and a timetable for each action, that we will take to restore Gold Bank-Kansas to a well-managed condition within 180 days after receipt of such notice; and

  •
  if the corrective action plan is acceptable to the FRB, within approximately 45 days after the receipt of such notice, the Company may sign a formal action with the FRB in which it will agree to take the action steps listed in the action plan to correct the management deficiencies.

        As part of the examination process, the FRB will issue a formal notice (the "Notice") stating the conclusions of its examination and any conditions that must be met before Gold Bank-Kansas can regain the rating as "well-managed." Until the FRB determines that the Company has corrected the conditions described in the Notice, the Company may not, directly or indirectly, or through any of its subsidiaries that are not banks or subsidiaries of banks, engage in any financial activities other than those the Company was engaged in prior to the receipt of the Notice or activities authorized for bank holding companies without financial holding company status, without prior written approval of the FRB. The Company will not be considered to be in compliance with the statutes and regulations related to financial holding companies until the management rating of Gold Bank-Kansas has been upgraded to "well-managed" (which includes a "satisfactory" composite rating) by the FRB. After issuing the Notice and during any period of noncompliance, the FRB may also impose other limitations or conditions on the Company's conduct or activities, or the conduct or activities of our affiliates.

        If Gold Bank-Kansas does not become "well-managed" within 180 days after receipt of the Notice, the FRB may take additional actions against the Company, including requiring the Company to divest its ownership of its subsidiary banks or cease engaging, directly or indirectly, in all activities other than those permissible for a bank holding company without financial holding company status. The Company does not expect to be required to divest ownership of its subsidiary banks.

        As an alternative to proposing a plan and entering into an agreement to correct the management deficiencies, the Company may determine to forego any attempt to remedy the management deficiencies and instead voluntarily terminate any and all financial activities that are authorized only for financial holding companies ("Financial Holding Company Activities"). Financial Holding Company Activities include financial activities in the areas of merchant banking, securities underwriting and dealing, and insurance underwriting and insurance agency. However, the Company does not believe this alternative is a desirable course of action.

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

  •
  our subsidiary, Gold Capital Management, could be required to cease underwriting and distributing mutual funds;

  •
  our subsidiary, CompuNet Engineering, Inc., would be unable to become a subsidiary of Gold Merchant Banc, Inc., which would result in us having to divest of it (see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital and Liquidity");

  •
  our subsidiary, Gold Title Agency, LLC, could be required to cease conducting title insurance agent activities;

  •
  our subsidiary, Gold Insurance Agency, Inc., and other subsidiaries that are not banks or subsidiaries of banks could be required to cease conducting other insurance agency activities, except that Gold Insurance Agency, Inc. could become a subsidiary of Gold Trust Company and exercise limited insurance agency activities; and

  •
  we could be required to divest our ownership of subsidiaries that conduct Financial Holding Company Activities, including Gold Merchant Banc, Inc., Gold Title Agency, LLC, and, possibly, Gold Insurance Agency, Inc.

        Management and the Board are evaluating the implications of the loss of the "well-managed" status of Gold Bank-Kansas and any consequential divestiture requirements if Gold Bank-Kansas cannot regain "well-managed" status (which includes a "satisfactory" composite rating). However, based on a preliminary review we have conducted, if we are required to sell these financial subsidiaries or assets, we do not believe it will have a material adverse impact on our financial condition or results of operations.

CUNA Trademark Lawsuit

        The Company filed suit against the Credit Union National Association, Inc. ("CUNA") on July 26, 2001, in the United States District Court for the District of Kansas to defend its "MORE THAN MONEY" service mark. Suit was filed to protect the Company's rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed the Company's service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA's two registrations for its mark be cancelled, and money damages, including a sum to compensate the Company for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001. In March 2002, the Company participated in a court ordered mediation but the parties were unable to reach a resolution. The Company has agreed to revisit the possibility of settlement at a later date following additional discovery. Fact discovery has now closed and expert witness reports on liability issues have been produced by both sides. A summary judgment motion was filed by CUNA on June 28, 2002, and the Company filed its response on July 19, 2002. The court has not ruled on this motion. A pretrial conference took place on October 28, 2002. In conjunction with the pretrial conference, the parties submitted a proposed pretrial order on October 18, 2002. The case has been given a special trial setting on the July 8, 2003 trial docket of the presiding judge. The Company cannot predict with certainty the outcome of this litigation.

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

        Information relating to market prices of common stock and cash dividends declared on our common stock is set forth in the table below.

	Market Price
			Cash Dividends
	High	Low
2001 Quarters
First	$7.66	$4.50	$0.02
Second	8.00	6.38	0.02
Third	8.05	6.85	0.02
Fourth	7.80	7.05	0.02
2002 Quarters
First	$9.03	$6.96	$0.02
Second	11.29	8.90	0.02
Third	11.05	8.75	0.02
Fourth	10.36	8.50	0.02

        As of April 11, 2003, there were approximately 772 holders of record of our common stock.

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

        On October 21, 2002, the Company issued 5,000,000 shares of common stock in a public offering. On October 31, 2002, the underwriters exercised their option to acquire an additional 750,000 shares in order to cover over-allotments. All of these shares were sold at a price of $8.75 before underwriting discounts and commissions. The net proceeds to the Company from the issuance of these shares after deducting underwriting discounts and aggregate offering expenses payable by the Company were approximately $47.1 million. The net proceeds from the offering were used as follows: approximately $18.0 million was contributed to the capital of the Banks to support their asset growth; approximately $23.0 million was used to pay down the Company's line of credit (substantially all of the proceeds of which had been invested in the capital of the Banks); and the remaining net proceeds were used for general corporate purposes.

        On March 14, 2003, we requested that the Nasdaq Stock Market, Inc. suspend trading of our common stock for the first one-half hour of trading. This action was taken in order to provide adequate dissemination to the marketplace of our announcement of the replacement of Michael W. Gullion as our Chief Executive Officer and President and Chief Executive Officer of Gold Bank-Kansas due to an ongoing investigation into certain irregularities related to his personal bank accounts at Gold Bank-Kansas which is summarized in "Item 1—Business—Summary of Recent Events and Restatement of Financial Statements—Recent Events" above described in more detail in "Item 13—Certain Relationships and Related Transactions" below.

        The FRB and state regulators have the authority to prohibit or limit the payment of dividends by our banking subsidiaries to the Company. The FRB has the authority to prohibit or limit the payment of dividends by the Company to its stockholders.

 PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        This selected consolidated information should be read in conjunction with our consolidated financial statements and notes, including Note 2 "Restatement and Impact on Earnings," included elsewhere in this Amended Report.

	At or for the Years Ended December 31
	2002	2001(1)	2000(1)	1999	1998
	(Dollars in thousands, except per share data)
Earnings
Net interest income	$103,907	$89,078	$93,460	$88,185	$78,800
Provision for loan losses	19,420	15,314	4,673	11,586	5,111
Non-interest income	63,542	44,982	28,837	29,449	17,731
Non-interest expense(2)	110,085	91,172	117,350	83,373	63,962
Income taxes	11,727	4,291	5,392	7,900	6,792
Net earnings (loss)	26,217	23,281	(5,118)	14,775	20,666
Financial Position
Total assets	$3,811,723	$3,014,955	$2,717,203	$2,550,741	$2,213,270
Loans receivable, net	2,696,912	2,136,308	1,919,988	1,793,810	1,503,717
Allowance for loan losses	33,439	26,097	26,180	26,038	20,141
Goodwill and other intangibles, net	42,478	39,168	33,981	47,576	22,996
Investment securities	736,085	588,778	525,981	455,162	432,634
Deposits	2,716,569	2,163,866	2,133,877	2,006,154	1,824,557
Long-term borrowings	548,848	416,413	200,561	89,753	97,283
Subordinated debt and guaranteed preferred beneficial interest in company debentures	113,137	111,749	82,549	83,319	44,999
Stockholders' equity	227,774	164,540	169,211	167,048	163,637
Per Share Data
Net earnings (loss) per share—basic and diluted	$0.78	$0.67	$(0.14)	$0.39	$0.56
Book value per share	5.77	4.85	4.51	4.48	4.48
Cash dividends declared	0.08	0.08	0.08	0.08	0.075
Average shares outstanding	33,771	34,802	37,113	37,529	36,584
Ratios
Return (loss) on average assets	0.77%	0.82%	(0.19)%	0.63%	1.03%
Return (loss) on average equity	14.25%	13.75%	(2.76)%	8.71%	13.35%
Stockholders' equity to total assets	5.98%	5.46%	6.23%	6.55%	7.39%
Dividend payout(3)	10.72%	12.15%	—	20.51%	13.39%
Net interest margin	3.47%	3.57%	3.96%	4.18%	4.36%
Allowance for loan losses to non-performing loans	210.75%	113.42%	126.34%	331.65%	278.38%
Non-performing assets to total assets	0.58%	1.08%	0.81%	0.42%	0.47%
Non-performing loans to total loans	0.58%	1.06%	1.06%	0.43%	0.48%
Net loan charge-offs to average loans	0.44%	0.78%	0.24%	0.48%	0.28%
Efficiency ratio(4)	61.19%	64.84%	83.77%	74.40%	67.50%
Capital Ratios
Tier 1 risk-based capital ratio	8.61%	7.76%	8.89%	9.76%	11.16%
Total risk-based capital ratio	11.02%	11.35%	11.38%	12.20%	12.38%
Leverage ratio	6.96%	6.20%	7.13%	7.55%	8.36%

(1)
The information provided as of and for the periods ended December 31, 2001 and 2000 within the schedule above is derived from the restatement of our audited consolidated financial statements as included herein and is discussed in "Item 1—Business—Summary of Recent Events and Restatement of Financial Statements."

(2)
Includes losses resulting from misapplication of bank funds of $136, $1,099 and $1,252 for 2002, 2001 and 2000, respectively.

(3)
No dividend payout ratio was calculated for 2000 because of the net loss for the year.

(4)
Efficiency ratio is calculated as follows: Non interest expense, excluding expenses from CompuNet, divided by the sum of net interest income before provision for loan loss plus non interest fee income and excluding income from CompuNet.

        Summary of Operating Results by Quarter—Unaudited.    The Company's 2002, 2001 and 2000 quarterly results have been restated. These restated numbers reflect the adjustments described in "Item 1—Business—Summary of Recent Events and Restatement of Financial Statements" and Notes 2 and 23 to the consolidated financial statements included elsewhere in this Amended Report.

	Three Months Ended
2002
	March 31	June 30	Sept. 30	Dec. 31
	(Restated)	(Restated)	(Restated)
Interest income	$47,798	$50,134	$50,954	$53,046
Interest expense	23,838	24,701	24,775	24,711
Net interest income	23,960	25,433	26,179	28,335
Net loans	2,277,470	2,394,614	2,464,065	2,671,778
Non-performing loans	20,956	18,100	18,242	15,867
Provision for loan losses	5,035	4,920	3,165	6,300
Noninterest income	13,830	16,868	15,840	17,004
Noninterest expense	24,768	27,504	28,763	29,050
Income tax provision	1,930	2,837	2,656	3,804
Net income	6,057	7,040	7,435	5,685
Total assets	3,234,970	3,323,012	3,648,881	3,811,723
Non-performing assets	29,963	24,963	25,234	22,226
	Three Months Ended
2001 (Restated)
	March 31	June 30	Sept. 30	Dec. 31
Interest income	$52,986	$51,116	$50,724	$51,975
Interest expense	30,727	29,599	29,869	27,528
Net interest income	22,259	21,517	20,855	24,447
Net loans	1,819,004	1,867,255	2,019,144	2,124,973
Non-performing loans	18,881	17,773	20,573	23,007
Provision for loan losses	2,545	1,795	5,225	5,749
Noninterest income	10,012	9,860	17,109	12,147
Noninterest expense	20,461	21,556	25,848	27,453
Income tax provision	3,202	2,333	638	(1,880)
Net income	6,063	5,693	6,253	5,272
Total assets	2,694,343	2,871,172	2,933,000	3,014,955
Non-performing assets	22,576	23,556	30,022	32,512

	Three Months Ended
2000 (Restated)
	March 31	June 30	Sept. 30	Dec. 31
Interest income	$50,306	$52,543	$53,128	$52,390
Interest expense	26,089	29,242	29,939	29,637
Net interest income	24,217	23,301	23,189	22,753
Net loans	1,677,076	1,713,542	1,756,913	1,785,907
Non-performing loans	5,691	19,836	21,848	20,722
Provision for loan losses	661	1,014	978	2,020
Noninterest income	8,304	8,259	4,963	5,534
Noninterest expense	32,530	20,313	21,670	41,060
Income tax provision	150	3,865	1,950	(573)
Net income	(820)	6,368	3,554	(14,220)
Total assets	2,559,157	2,674,998	2,655,761	2,717,203
Non-performing assets	8,416	21,408	23,637	24,486
	Three Months Ended
Per Share 2002
	March 31	June 30	Sept. 30	Dec. 31
	(Restated)	(Restated)	(Restated)
Net earnings—basic	$0.18	$0.21	$0.22	$0.17
Net earnings—diluted	0.18	0.21	0.22	0.17
Dividends	0.02	0.02	0.02	0.02
	Three Months Ended
Per Share 2001 (Restated)
	March 31	June 30	Sept. 30	Dec. 31
Net earnings—basic	$0.17	$0.16	$0.18	$0.16
Net earnings—diluted	0.17	0.16	0.18	0.16
Dividends	0.02	0.02	0.02	0.02
	Three Months Ended
Per Share 2000 (Restated)
	March 31	June 30	Sept. 30	Dec. 31
Net earnings (loss)—basic	$(0.02)	$0.16	$0.10	$(0.38)
Net earnings (loss)—diluted	(0.02)	0.16	0.10	(0.38)
Dividends	0.02	0.02	0.02	0.02

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to such consolidated financial statements, which are included elsewhere in this Amended Report. All comparisons and references in this Amended Report to the results of the years ended December 31, 2001 and 2000 are to the restated results. See "Item 1—Business—Summary of Recent Events and Restatement of Financial Statements" and Note 2 to the consolidated financial statements contained in "Item 8—Financial Statements and Supplementary Data."

General

        We provide community banking and related financial services at locations in Kansas, Oklahoma, Florida and Missouri as of December 31, 2002. Geographic markets include Johnson County, Kansas, an affluent suburb in the Kansas City metropolitan area, Tulsa and Oklahoma City, Oklahoma, growing cities with a strong small-business sector, Tampa /Bradenton/Sarasota, Florida, a high-growth area on the west coast of the state, and a number of smaller cities.

        We have focused on growth of our Banks' lending and other services by cultivating relationships with small businesses and other clients. We have expanded through a strategy of internal growth supplemented by bank acquisitions that are believed to be accretive to earnings and stockholders' equity and consistent with our strategy and community banking style. We have taken steps to offer traditional and on-line banking, wealth and asset management and other financial services to customers of our Banks. During 2002, we acquired four branch locations from a banking institution and one trust company. Also, during 2002, we sold four rural Kansas branch locations. In 2001, we acquired a branch location from a savings institution, one technology services company, and one securities company specializing in public finance and advisory services. During 2000, we acquired three banks and created a financial services division. During 1999, we acquired one bank and two non-bank subsidiaries.

        The following table lists our Banks' total assets (in millions of dollars) as of December 31, 2002.

Bank	Total Assets	Main Location and Number of Offices
Gold Bank-Kansas	$2,083.1	Leawood, Kansas—30
Gold Bank-Oklahoma	$1,015.3	Oklahoma City, Oklahoma—19
Gold Bank-Florida	$665.2	Bradenton, Florida—11

        The following table lists our financial services subsidiaries which offer financial services to their own clients and to Bank customers through the offices of our Banks:

Financial Service Subsidiary	Service Focus	Headquarters Location
Gold Capital Management, Inc.	Broker/dealer and investment advisor	Overland Park, Kansas
Gold Investment Advisors, Inc.	Wealth management	Overland Park, Kansas
Gold Trust Company	Trust accounts	St. Joseph, Missouri
Gold Insurance Agency, Inc.	Insurance	Overland Park, Kansas
CompuNet Engineering, Inc.	Information technology and e-commerce	Overland Park, Kansas
Gold Title Agency, LLC	Title insurance	Overland Park, Kansas
Gold Merchant Banc, Inc.	Merchant banking	Overland Park, Kansas

Markets

        We are headquartered in Johnson County, Kansas, along with Gold Bank-Kansas, our lead bank. Johnson County is a suburban community near Kansas City. Johnson County has a more competitive banking environment than our smaller markets, but its robust economic growth has enabled Gold Bank to rapidly grow its loans and deposits in the county. Gold Bank has eleven offices in the growing areas of Johnson County and five offices in the remainder of the Kansas City metropolitan area. This presence in the Kansas City area accounted for approximately 55% of our total assets at year-end 2002.

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

        We entered the Oklahoma City market and the communities in central and western Oklahoma with the acquisition of Country Banc in March 2000. Country Banc's two subsidiary banks, People First and American Heritage, were merged along with Citizens Bank of Tulsa to create Gold Bank-Oklahoma. Gold Bank-Oklahoma also serves a number of smaller, mature markets and rural communities in central and western Oklahoma. The Gold Bank-Oklahoma market accounted for approximately 27% of our total assets at year-end 2002.

        We entered the Bradenton and Sarasota, Florida market on the highly popular and rapidly growing west coast of the state between Tampa Bay and Naples with the acquisition of American Bank in March 2000. The American Bank acquisition provides us with access to a diversified market that has been one of the fastest growing population areas in the United States for the past ten years. The demographics and per capita income levels are believed to be very promising for the development of our wealth and asset management services. In 2002, we opened a new branch in Tampa Bay and a new branch in downtown Sarasota. In 2002, we changed the bank's name to Gold Bank-Florida. Gold Bank-Florida accounted for approximately 17% of our total assets at year-end 2002.

        Other local markets where we operate generally did not experience the level of growth seen in the Johnson County, Tulsa, Oklahoma City and Tampa Bay/Sarasota/Bradenton markets, but their economies were sound with a mix of services, manufacturing and agriculture-related industries. Each of the local markets is generally a county seat and our Banks' locations serve both that city and the surrounding area.

        Financial services, including traditional and on-line banking, brokerage, trust, mortgage and investments, are offered to customers of our Banks, either directly through representatives located in bank offices or through telecommunication links with the non-bank offices.

Influences on Earnings

        Our net earnings depends upon the combined results of operations of our Banks, each of which conducts a commercial and consumer banking business by attracting deposits from the general public and deploying those funds to earning assets. In addition, the non-bank subsidiaries contribute income from management fees and commissions.

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

        The levels of non-interest income and non-interest expense also affect our profitability. A significant portion of our revenue is non-interest income of our Banks and non-bank subsidiaries consisting of investment trading fees and commissions, service fees, gains on the sale of mortgage loans and investment securities, and other fees. Non-interest expense consists of compensation and benefits, occupancy related expenses, deposit insurance premiums, expenses of opening bank offices, acquisition-related expenses and other operating expenses. Our profitability also is affected by our effective tax rate, our Banks' provision for loan losses, and various non-recurring items.

        Our approach to management of the spread between interest income and interest expense is described below under "Results of Operations—Asset/Liability Management."

Recent Events and Restatement

        The Company has restated its financial statements for the years ended December 31, 2001 and 2000. This Amended Report includes all of the adjustments relating to the restatement for such prior periods including those required by SAB 99. The Company will also file amended Form 10-Qs with respect to the first three quarters of 2002 to reflect the restatement of the financial information for such periods. Based on discussions with the staff of the SEC, the Company does not plan to file amended Form 10-Ks or Form 10-Qs for 2001 and 2000. For financial information regarding such prior periods, investors should refer to "Item 6—Selected Consolidated Financial Data" of this Amended Report, the restatement of our consolidated financial statements and the notes thereto contained in "Item 8—Financial Statements and Supplementary Data" in this Amended Report, including Note 2 "Restatement and Impact on Earnings" and Note 23 "Summary of Operating Results by Quarter—Unaudited", and the amended and restated quarterly reports on Form 10-Q for 2002 that we will file with the SEC in the near future.

        The restatement principally related to certain transactions totaling approximately $136,000, $1.1 million, and $1.3 million in 2002, 2001, and 2000, respectively, in which Michael W. Gullion, the Company's former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his Company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The transactions were discovered by an internal investigation conducted by the Company's Audit Committee, with assistance from its independent legal counsel and forensic accountants. For a detailed discussion of the internal investigation and the transactions discovered therefrom, see "Item 13—Certain Relationships and Related Transactions" below.

        Also included in the restatement are adjustments totaling $487,000 and $14,000 in 2001 and 2000, respectively, related to the following items: a mark-to-market adjustment related to certain investments held in the trading portfolio, an adjustment to increase the amount of goodwill recorded in the acquisition of the minority interest of First Business Bank (a wholly owned subsidiary of First Business Bancshares, which was acquired by the Company in March 2000), an adjustment for expenses associated with the 2000 closure of Gold Banc Mortgage, an adjustment to reduce the weighted average shares outstanding for unallocated shares owned by the Company's Employee Stock Ownership Plan, and an adjustment of income tax expense for the tax effect to reflect the adjustments described above.

        The effect of the restatement (as described in Note 2 "Restatement and Impact on Earnings" of the consolidated financial statements) is as follows for the periods presented below:

	Restatements to Net Earnings (Loss) as Previously Reported
Year Ended December 31:	Pre-Tax	Tax Effect	After Tax	% Change to Reported
	(Dollars in thousands)
2001	$(1,599)	$529	$(1,070)	4.40%
2000	(547)	(117)	(664)	14.91

        The impact of these amounts (as described in Note 2 "Restatement and Impact on Earnings" to the consolidated financial statements) to reported basic and diluted earnings (loss) per share is as follows:

	Basic Earnings (Loss) Per Share		Diluted Earnings (Loss) Per Share
Year Ended December 31:
	As reported	As restated	As reported	As restated
2001	$0.69	$0.67	$0.69	$0.67
2000	(0.12)	(0.14)	(0.12)	(0.14)

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in Note 1 to the consolidated financial statements included elsewhere in this Amended Report. Critical accounting policies are both important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

        Allowance for Loan Losses.    The Company's most critical accounting policy relates to the allowance for loan losses and involves significant management valuation judgments. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company's estimate of the collectability of the loan portfolio. Further discussion of the methodologies used in establishing this reserve is contained in the Provision/Allowance for Loan Losses section of this Amended Report.

        The Company makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for losses based on a number of factors. If the Company's assumptions are wrong, its allowance for loan losses may not be sufficient to cover loan losses. The Company may have to increase the allowance in the future. Material additions to the Company's allowance for loan losses would have a material adverse effect on its net earnings.

        Impairment of Goodwill Analysis.    As required by the provisions of SFAS 142, the Company completed its initial valuation analysis to determine whether the carrying amounts of the Company's reporting units were impaired. The Company's initial impairment review indicated that there was no impairment of goodwill as of December 31, 2001. The Company is required to review the goodwill for impairment at least annually or more frequently based upon facts and circumstances related to a particular reporting unit.

        The fair value of the Company's non-bank financial subsidiaries (Gold Capital Management and CompuNet Engineering) fluctuates significantly based upon, among other factors, the net operating income of these subsidiaries. If these subsidiaries experience a sustained deterioration in their cash flow from operations, then the Company may have to record a goodwill impairment charge in the future.

        During 2002, CompuNet Engineering did not earn a majority of its revenue from providing services to financial institutions. As a result, the Company may be required under the BHC Act to divest itself of CompuNet Engineering. See "—Capital and Liquidity—CompuNet Activities" below. In the event that CompuNet Engineering were sold for less than the carrying value of its associated assets and goodwill, the Company would be required to record a goodwill impairment charge. The goodwill associated with CompuNet Engineering was $4.6 million at December 31, 2002.

        In addition, if the Company were to lose its "well-managed" status or its composite rating is not "satisfactory", as discussed under "Item 3—Legal Proceedings—Internal Investigation and Regulatory Examination and Inquiries", the Company may be required to cease engaging, directly or indirectly, in all activities other than those permissible for a bank holding company without financial holding company status. The Company currently does not have any goodwill recorded with respect to any of its subsidiaries that are conducting such activities. However, if the Company were required to cease engaging in such activities, the Company might incur a loss in connection with the liquidation or sale of the subsidiaries conducting such activities. The Company is unable at this time to estimate the magnitude of such potential losses. The carrying value of the assets in these businesses as of December 31, 2002 was approximately $12.6 million.

        Deferred Income Taxes.    SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company's financial position or its results of operations.

Results of Operations

        Overview.    For the year ended December 31, 2002, we acquired four branch locations from a banking institution with deposits aggregating $149 million. This purchase also resulted in the recording of an intangible asset of $3.4 million for core deposit premium. The Company also purchased a trust company for a cash price of $1.8 million. The Company sold four branches in rural Kansas locations with aggregate deposits of $66.7 million and recorded a gain of $2.4 million on the transaction.

        For the year ended December 31, 2001, we acquired a branch of a savings institution, a technology services provider, and a securities company. The acquisitions were accounted for as purchase transactions. Total consideration paid for the 2001 acquisitions using the purchase method was $6.5 million in excess of the fair value of the assets acquired in the purchases, which was accounted for as goodwill.

        For the year ended December 31, 2000, we acquired three bank holding companies with assets aggregating $1.1 billion. These acquisitions were accounted for as pooling-of-interests transactions.

        Net earnings for 2002 totaled $26.2 million, or $0.78 per diluted share. Net earnings for 2001 totaled $23.3 million, or $0.67 per diluted share. In 2000, because of the pooling expenses associated with our acquisitions and expenses associated with the closing of our mortgage banking subsidiary, we reported a net loss of $5.1 million, or $0.14 per diluted share.

        Net earnings for 2002, increased $2.9 million over 2001 net earnings. This increase was the result of increased net interest income of $14.8 million, partially offset by an increase in the provision for loan losses of $4.1 million. The Company also had an increase in other income of $18.6 million which was accompanied by an increase in non-interest expense of $18.9 million. Income tax expense also increased by $7.4 million.

        Net earnings for 2001 increased $28.4 million over the 2000 net loss of $5.1 million. This increase was the result of a decrease of $26.2 million in non-interest expense, an increase in other income of $16.1 million, a decrease of income tax expense of $1.1 million offset by a decrease in net interest income of $4.4 million and an increase in provisions for loan losses of $10.6 million.

        Net earnings for 2000, excluding the nonrecurring expenses, increased $6.7 million over 1999 net earnings, excluding nonrecurring expenses. This increase was the result of increased net interest income of $5.3 million and decreased provisions for loan losses of $6.9 million, and was offset by a decrease in other income of $1.2 million and an increase in non-interest expense of $4.6 million and a increase of income tax expense of $1.4 million.

        Net Interest Income.    The following table presents our average balances, interest income and expense on a tax equivalent basis, and the related yields and rates on major categories of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Year Ended December 31,
	2002			2001			2000
	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid
	(Dollars in thousands)
Assets:
Loans, net(1)	$2,391,253	$165,044	6.90%	$1,965,761	$167,296	8.51%	$1,868,494	$175,687	9.40%
Investment securities— taxable	557,933	29,790	5.34%	461,852	30,042	6.50%	406,664	25,956	6.38%
Investment securities—nontaxable(2)	68,834	8,497	12.34%	54,406	5,245	9.64%	65,703	4,949	7.53%
Other earning assets	81,337	2,275	2.80%	64,434	6,054	9.40%	60,322	3,507	5.81%

Total earning assets	3,099,357	205,606	6.63%	2,546,453	208,637	8.19%	2,401,183	210,099	8.75%

Noninterest-earning assets	285,228			270,460			254,095

Total assets	$3,384,585			$2,816,913			$2,655,278
Liabilities and Stockholders' Equity:
Savings deposits and interest-bearing checking	$809,875	$12,093	1.49%	$693,265	$17,999	2.60%	$609,911	$22,117	3.63%
Time deposits	1,408,577	52,887	3.75%	1,178,995	67,584	5.73%	1,116,102	67,111	6.01%
Short-term borrowings	133,400	2,451	1.84%	84,591	5,560	6.57%	182,856	9,223	5.04%
Long-term borrowings	561,793	30,593	5.45%	424,138	26,580	6.27%	269,254	16,456	6.11%

Total interest-bearing liabilities	2,913,645	98,024	3.36%	2,380,989	117,723	4.94%	2,178,123	114,907	5.28%

Non-interest-bearing liabilities	287,386			266,563			291,540
Stockholders' equity	184,948			169,361			185,615

Total liabilities and stockholders' equity	$3,384,585			$2,816,913			$2,655,278

Net interest income(3)		$107,582			$90,914			$95,192

Net interest spread			3.27%			3.25%			3.47%

Net interest margin(4)			3.47%			3.57%			3.96%

(1)
Non-accruing loans are included in the computation of average balance.

(2)
Yield is adjusted for the tax effect of tax exempt securities and loans. The tax effects in 2002, 2001, and 2000 were $3,674,000, $1,836,000, and $1,732,000, respectively.

(3)
We include loan fees in interest income. Such fees totaled $5,450,000, $6,357,000 and $4,443,000, in 2002, 2001, and 2000, respectively.

(4)
The net interest margin on average earning assets is the net interest income divided by average interest-earning assets.

        For 2002, total interest income decreased $3.0 million, or 1.5%, on a fully taxable equivalent basis. The $3.0 million decrease was primarily due to the 150 basis point decrease in the average rate earned on earning assets, such decrease was offset by the increase in the balance of earning assets. Interest income on loans decreased $2.3 million, or 1.35%. For 2002, the average loan balance increased $425.5 million, or 21.6%, and the yield earned on loans decreased from 8.51% in 2001 to 6.90% in 2002. Interest income on investments increased $3.0 million, or 8.5%. For 2002, the average investment balance (taxable and non-taxable) increased $80.5 million, or 14.7%. Interest income on non-taxable investments was positively impacted by the increase in the average balance outstanding, as well as the increase in the average rate earned by 270 basis points.

        For 2001, total interest income decreased $1.5 million, or 0.8%, on a fully taxable equivalent basis. The $1.5 million decrease was primarily due to lower interest rates on outstanding loans which was partially offset by an increase in loan volume. Interest income on loans decreased $8.4 million, or 4.8%. For 2001, the average loan balance increased $97.3 million, or 5.2%, and the yield earned on loans decreased from 9.40% in 2000 to 8.51% in 2001. Interest income on investments increased $4.3 million, or 14.2%. For 2001, the average investment balance (taxable and non-taxable) increased $43.9 million, or 9.3%. Interest income on non-taxable investments was negatively impacted by the decrease in the average balance outstanding.

        For 2000, total interest income increased $30.1 million, or 16.9%, on a fully table equivalent basis. The $30.1 million increase was primarily due to increased loan volume. Interest income on loans increased $27.8 million, or 18.8%. For 2000, the average loan balance increased $241.3 million, or 14.8%, and the yield earned on loans increased from 9.09% in 1999 to 9.40% in 2000. Interest income on investments increased $2.7 million, or 10.3%. For 2000, the average investment balance (taxable and non-taxable) increased $33.8 million, or 7.7%. Interest income on non-taxable investments was positively impacted by an increase in the yield earned of 7.53% in 2000 compared to 5.96% in 1999.

        Total interest expense was $98.0 million for 2002 compared to $117.7 million for 2001, a 16.7% decrease. Interest expense on savings and interest-bearing checking for 2002 decreased $5.9 million, or 32.80%, as a result of a decrease in the rate to 1.49% in 2002 compared to 2.60% in 2001. The decrease in the rate was partially offset by the volume increases related to the $116.6 million increase in the average balance from 2001. Interest expense on time deposits decreased $14.7 million, or 21.7%, primarily as a result of an increase in the average balance of such deposits of $229.6 million, or 19.5%, and a rate decrease to 3.75% compared to 5.73% for 2001. Interest expense on combined short-term and long-term borrowings increased $904 thousand, or 2.8%, primarily as a result of an increase in the average balance of such borrowings of $161.8 million, or 30.2%, in 2002 compared to 2001.

        Total interest expense was $117.7 million for 2001 compared to $114.9 million for 2000, a 2.45% increase. Interest expense on savings and interest-bearing checking for 2001 decreased $4.1 million, or 18.6%, as a result of a decrease in the rate to 2.60% in 2001 compared to 3.63% in 2000. The decrease in the rate was partially offset by the volume increases related to the $83.4 million increase in the average balance from 2000. Interest expense on time deposits increased $0.5 million, or 0.7%, primarily as a result of an increase in the average balance of such deposits of $62.9 million, or 5.6% and a rate decrease to 5.73% compared to 6.01% for 2000. Interest expense on combined short-term and long-term borrowings increased $6.5 million, or 25.2%, primarily as a result of an increase in the average balance of such borrowings of $111.7 million, or 24.7%, in 2001 compared to 2000.

        Total interest expense was $114.9 million for 2000 compared to $90.0 million for 1999, a 27.7% increase. Interest expense on savings and interest-bearing checking for 2000 increased $1.0 million, or 5.0%, as a result of an increase in the rate to 3.63% in 2000 compared to 3.19% in 1999. The increase in the rate more than offset the volume decreases related to the $50.4 million decrease in the average balance from 1999. Interest expense on time deposits increased $14.5 million, or 27.6%, primarily as a result of an increase in the average balance of such deposits of $131.2 million, or 13.3%. Interest expense on combined short-term and long-term borrowings increased $9.3 million, or 57.0%, primarily as a result of an increase in the average balance of such borrowings of $188.8 million, or 71.7%, in 2000 compared to 1999.

        As a result of the changes described above on a fully taxable equivalent basis, net interest income increased $16.7 million, or 18.3%, for 2002 compared on a fully taxable equivalent basis to 2001, decreased $4.3 million, or 4.5%, for 2001 compared to 2000, and increased $5.9 million, or 6.6%, for 2000 compared to 1999.

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

	Year Ended December 31,
	2002 compared to 2001			2001 compared to 2000
	Volume	Average Rate	Total Changes	Volume	Average Rate	Total Changes
	(Dollars in thousands)
Interest Income:
Loans(1)	$36,212	$(38,464)	$(2,252)	$9,143	$(17,534)	$(8,391)
Investment securities—taxable	4,113	(4,365)	(252)	3,586	500	4,086
Investment securities—non-taxable	1,259	1,993	3,252	(851)	1,147	296
Other earning assets	2,172	(5,950)	(3,779)	239	2,308	2,547

Total interest income	43,756	(46,787)	(3,031)	12,118	(13,580)	(1,462)
Interest expense:
Savings deposits and interest-bearing checking	3,013	(8,918)	(5,905)	3,026	(7,144)	(4,118)
Time deposits	13,160	(27,857)	(14,697)	3,780	(3,308)	473
Short-term borrowings	1,107	(4,216)	(3,109)	(4,953)	1,290	(3,663)
Long-term borrowings	8,627	(4,614)	4,013	9,463	662	10,124

Total interest expense	25,907	(45,605)	(19,698)	11,316	(8,500)	2,816

Increase (decrease) in net interest income	$17,849	$(1,182)	$16,667	$801	$(5,079)	$(4,278)

(1)
We include loan fees in interest income. Such fees totaled $5,450,000, $6,357,000, and $4,443,000 in 2002, 2001, and 2000, respectively.

        Provision for Loan Losses.    An integral part of combining credit portfolios in our acquisitions requires converting the purchased banks' credit culture and credit standards to ours. Inherent with the implementation of these processes and procedures is a potential for increased credit risk. To prepare for this risk, we generally increase our provisions to prepare for any credit exposure. It is anticipated, that as these acquired banks adopt and implement these procedures, credit risk should decline, requiring lower provisions.

        The provision for loan losses is a charge against income taken to maintain the allowance for loan losses at a level consistent with management's assessment of anticipated losses inherent in the loan portfolio in light of economic conditions, market trends and other factors, at a given point in time. An integral part of combining credit portfolios in our acquisitions requires converting the purchased bank's credit culture and credit standards into the Company's. The allowance for loan losses is based on a regular analysis of historical loss rates, specific reserves for loans separately identified and general reserves. The provision for loan losses was $19.4 million for 2002 compared to $15.3 million for 2001 or a 26.8% increase. These provisions were made to reflect management's assessment of the change in the risk of certain loans and loan categories and for significant growth in outstanding loans. As part of the internal investigation and the examination by bank regulatory authorities, the Company reviewed any loans made by the Banks in which Mr. Gullion had a role in initiating or approving. Based on an analysis of the creditworthiness of the borrowers on those loans and the value of any collateral securing those loans, the Company, upon the suggestion of the bank regulatory authorities, increased its provision for loan losses by $2.0 million in the fourth quarter of 2002. See "Item 1—Business—Summary of Recent Events and Restatement of Financial Statements" herein for additional discussion of this matter. Provisions for 2002 were also required to replenish the allowance after charge-offs of $3.4 million attributable to three borrowers. Significant charge-offs related to the disposition of collateral related to the sale of a health related facility, a final settlement of a bankruptcy involving a company that provided temporary staffing, and final liquidation of a large farming and ranching operation. During 2002, gross loans, excluding loans held for sale, increased $554.1 million or 25.8%. The majority of the loan growth occurred in the real estate and commercial loan portfolios. This loan growth accounted for more than one third of the increase in the provision for loan losses in 2002. Non-performing loans decreased to $15.9 million as of December 31, 2002 as compared to $23.0 million at December 31, 2001.

        The provision for loan losses was $15.3 million for 2001 compared to $4.7 million for 2000, a 227.7% increase. Non-performing loans increased to $23.0 million as of December 31, 2001 as compared to $20.7 million at December 31, 2000. Part of the increase in provision for loan losses in 2001 was the result of charge-offs in our Oklahoma region with smaller increases in our Kansas and Florida markets. Approximately $6.8 million of the charge-offs in Gold Bank-Oklahoma can be attributed primarily to five borrowers. This includes one borrower who had pledged publicly traded common stock as collateral to secure a $3.0 million dollar loan. The common stock became worthless when it was delisted and the corporation subsequently declared bankruptcy in November 2001. We then charged off the outstanding loan balance on this loan. The second borrower was a distributor of sports apparel whose loan was placed on non-accrual in 2000 and was liquidated in 2001.

        The provision for loan losses was $4.7 million for 2000 compared to $11.6 million for 1999, a 59.5% decrease. Non-performing loans increased to $20.7 million as of December 31, 2000 as compared to $8.1 million at December 31, 1999.

        Non-Interest Income.    The following table presents the components of our non-interest income for the years indicated:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Service fees	$17,457	$15,526	$10,802
Investment trading fees and commissions	5,649	6,017	2,697
Net gains on sales of mortgage loans	2,201	1,848	5,335
Realized and unrealized gains (losses) on securities	9,500	1,651	(1,976)
Information technology services	17,809	13,308	4,385
Trust fees	2,414	2,297	2,345
Bank-owned life insurance	3,463	3,038	—
Merchant fees	—	—	1,243
Other income	5,049	1,297	4,006

Total non-interest income	$63,542	$44,982	$28,837

Non-interest income as a percentage of average total assets	1.88%	1.58%	1.09%

        Non-interest income was $63.5 million for 2002 compared to $45.0 million for 2001 a 41.3% increase. Service fees increased $1.9 million due primarily to fee income on the investments of the Company. Investment trading fees and commissions declined by $368,000 due to declining activity in the stock and bond markets. Gains on the sales of mortgage loans increased $353,000, or 19.1%, in 2002 due to the increased activity in mortgage refinancing and subsequent sales to the secondary market. Realized and unrealized gains on securities increased from $1.7 million to $9.5 million. Approximately $2.9 million of such realized gains came from the sale of an equity security that was an investment of our merchant banking subsidiary. The remainder of such realized gains were primarily from the sale of a substantial portion of Gold Bank-Oklahoma's portfolio of mortgage-backed securities, which had an average yield of approximately 7.5%. Faced with increasing prepayments on these higher yielding mortgage-backed securities, we decided to liquidate them and capture our gain on these securities. Information technology services income increased from $13.3 million to $17.8 million which was primarily attributable to sales generated through a full year of sales from the acquisition of Information Products, Inc. ("IPI"), as opposed to a partial year of sales in 2001. Trust fees increased by $117 thousand, due to increased marketing of trust services and the revenues derived from the George K. Baum acquisition. Other income increased by $3.7 million primarily due to the sale of four rural Kansas branches.

        Non-interest income was $45.0 million for 2001 compared to $28.8 million for 2000, a 56.2% increase. Investment trading fees and commissions increased from $2.7 million to $6.0 million, which reflects increased volume of the Company's brokerage operations.

        Non-Interest Expense.    The following table presents the components of non-interest expense for the years indicated:

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
	(Dollars in thousands)
Salaries and employee benefits	$52,367	$46,578	$43,902
Information technology services cost of sales	12,492	8,635	1,777
Net occupancy expense	6,420	5,811	7,923
Depreciation expense	6,392	5,853	6,199
Goodwill amortization expense	—	2,003	2,488
Core deposit intangible amortization expense	500	173	—
Consolidation/repositioning/pooling expense	—	(4,569)	32,350
Losses resulting from misapplication of bank funds	136	1,099	1,252
Professional services	6,067	4,540	3,102
Data processing expense	6,843	4,558	2,740
Advertising	2,748	2,045	2,154
Postage	1,171	1,349	1,287
Supplies	1,223	1,511	1,412
Telephone	2,161	1,721	1,632
Other	11,565	9,865	9,132

Total non-interest expense	$110,085	$91,172	$117,350

Efficiency Ratio	62.19%	64.84%	69.46%

        Total non-interest expense was $110.1 million for 2002 compared to $91.2 million for 2001, a 20.7% increase. Salaries and employee benefits increased $5.8 million and occupancy expenses increased $609 thousand. Both of these increases are primarily the result of opening new facilities and staffing them accordingly. Information technology services cost of sales increased from $8.6 million to $12.5 million due to cost of sales incurred with the increased sales of information technology services from $13.3 million to $18.1 million. These additional sales and the related cost of sales were primarily the result of a full year of activity from the acquisition of IPI as compared to a partial year in 2001. Other non-interest expense was lower in 2001 because consolidation/repositioning/ pooling/mortgage subsidiary closing expenses were a negative $4.6 million in 2001. The Company also adopted the accounting standard relating to goodwill and did not record any goodwill amortization in 2002. The adoption of the new accounting standard decreased non-interest expense in 2002 by $1.9 million. In 2002, the amount of improper credits and expenses related to the misconduct of Mr. Gullion and Mr. Rector with respect to improper credits to Mr. Gullion's bank account and personal expenses that were improperly paid or reimbursed by Gold Bank-Kansas totaled $136,000 and are listed as "Losses resulting from misapplication of bank funds." Professional services increased from $4.5 million to $6.1 million, or an increase of $1.6 million. A significant portion of this increase was from the costs of litigation seeking protection of the Company's "More Than Money" trademark. Data processing expenses increased $2.3 million due to adding facilities. Advertising expenses also increased $703 thousand, which was a result of increased marketing efforts at the Bank locations.

        Total non-interest expense was $91.1 million for 2001 compared to $117.4 million for 2000, a 22.3% decrease. The principal reason for this decrease was that other non-interest expense was lower in 2001 primarily because consolidation/repositioning/ pooling/mortgage subsidiary closing expenses were $32.4 million in 2000 and a negative $4.6 million in 2001. We also recorded a recovery related to the Regional Holding Company arbitration settlement award of $4.6 million in 2001 in this expense category. Salaries and employee benefits increased $2.7 million while occupancy expenses decreased

$2.1 million. Information technology services cost of sales increased from $1.7 million to $8.6 million due to cost of sales incurred with the increased sales of information technology services from $4.4 million to $13.3 million. These additional sales and the related cost of sales were primarily the result of additional activity from the acquisition of IPI. In 2001, the "Losses resulting from misapplication of bank funds" consists of $199,000 of improper credits to Mr. Gullion's bank account and personal expenses that were improperly paid or reimbursed by Gold Bank-Kansas and $900,000 related to the deposit of a check payable to Gold Bank-Kansas into Mr. Gullion's account that was part of a real estate transaction involving a business acquaintance of Mr. Gullion. See "Item 13—Certain Relationships and Related Transactions." The restated amounts in 2001 reflect the reclassification of these improper credits and expenses into this expense category.

        Total non-interest expense was $117.4 million for 2000 compared to $83.4 million for 1999, a 40.7% increase. The primary reason for this increase was the increase in consolidation/repositioning/pooling expense from $4.6 million in 1999 to $32.4 million in 2000. Other non-interest expenses were similar in 2000 compared to 1999. In 2000, the "Losses resulting from misapplication of bank funds" consists of $252,000 of improper credits to Mr. Gullion's bank account and personal expenses that were improperly paid or reimbursed by Gold Bank-Kansas and $1,000,000 related to the misappropriation of Gold Bank-Kansas funds by Mr. Gullion that were part of a real estate transaction involving a business acquaintance of Mr. Gullion. See "Item 13—Certain Relationships and Related Transactions." The restated amounts in 2000 reflect the reclassification of these improper credits and expenses into this expense category.

        Income Tax Expense.    Income tax expense was $11.7 million for 2002 compared to $4.3 million for 2001, a $7.4 million, or 172.1%, increase. Income tax expense for 2001 was $4.3 million, or $1.1 million less than 2000. Income tax expense for 2000 was $5.4 million compared to $2.6 million for 1999, a 107.7% increase. The effective tax rates for 2002, 2001 and 2000 were 30.9%, 15.6% and 1,968%, respectively. The 2002, 2001 and 2000 effective tax rates differ from the expected rate of 35% due primarily to the non-taxable income recorded from the Company's investment in their bank-owned life insurance policies as well as the Company's investment in tax-exempt securities, the tax adjustments generated by the use of a capital loss carryforward, the recording of the Regional Holding Company arbitration settlement award as non-taxable and the non-deductible expenses associated with the closing of the mortgage company and pooling expenses associated with our acquisitions.

        Asset/Liability Management.    Asset/liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly through maturity or otherwise. Controlling the maturity or repricing of an institution's assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the repricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in greater changes in net interest income as interest rates change.

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

        The following table indicates that at December 31, 2002, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rate	Net Interest Income	Change	Percent Change
200 basis point rise	$140,479,000	$11,509,000	8.9%
100 basis point rise	135,960,000	6,990,000	5.4%
Base rate scenario	128,970,000	—	—
50 basis point decline	127,275,000	(1,695,000)	(1.3)%
100 basis point decline	126,112,000	(2,858,000)	(2.2)%

        The following table sets forth the maturities of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002.

	Interest Rate Sensitivity
	0-3 Months	4 Months to 12 Months	Over 1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Loans	$1,393,752	$333,722	$726,993	$275,884	$2,730,351
Investment securities	202,787	223,161	257,910	52,227	736,085
Other interest-bearing assets	193	—	—	—	193

Total rate sensitive assets	$1,596,732	$556,883	$984,903	$328,111	$3,466,629

Rate Sensitive Liabilities:
Savings deposits and interest-bearing checking	$900,167	—	—	—	$900,167
Time deposits	330,639	799,464	384,855	765	1,515,723
Short-term borrowings	179,253	—	—	—	179,253
Long-term borrowings	166,298	77,406	122,709	295,572	661,985

Total rate-sensitive liabilities	$1,576,357	$876,870	$507,564	$296,337	$3,257,128

Net gap	$20,375	$(319,987)	$477,339	$31,774	$209,501

Cumulative gap	$20,375	$(299,612)	$177,727	$209,501
Cumulative ratio of interest-earning assets to interest-bearing liabilities	101.29%	84.92%	106.00%	106.43%
Ratio of cumulative gap to interest-earning assets	1.28%	(13.91)%	5.66%	6.04%

        The cumulative gap value indicated above indicates that a small rise or fall in interest rates would not have a material effect on net interest income. Our ability to reprice rates on savings deposits and interest bearing checking accounts in line with our markets or need for deposits helps with the management of margins. Historically, rate changes on these deposits have not reflected the full effect of overall rate movements.

Financial Condition

Lending Activities

        Commercial Loans.    This category includes loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans were $816.5 million as of December 31, 2002, or 29.9% of total loans, as compared to $629.6 million as of December 31, 2001, or 29.1% of total loans. This increase of $187.6 million, or 29.7%, can be attributable to a continued increase in market share in the Kansas City metro area, and contributions from our expansion into the Oklahoma City, Oklahoma, Sarasota and Tampa, Florida markets.

        Real Estate Construction.    Commercial real estate loans totaled $357.4 million at December 31, 2002, compared to $203.8 million at December 31, 2001, an increase of $153.6 million, or 75.4%. This increase primarily reflects the continual increase in residential and commercial construction activity in Johnson County, Kansas, as well as an increased presence in our Florida market area.

        Real Estate Loans.    Real estate loans represent the largest class of our loans. We categorize real estate loans as follows:

  •
  Commercial.  Commercial real estate loans increased to $959.3 million at December 31, 2002 compared to $396.9 million at December 31, 2001, an increase of $562.4 million, or 141.7%. This increase was the direct result of increased market share in the Kansas City metro area, continued expansion into the Oklahoma City marketplace, and new expansion into the Sarasota and Tampa Bay markets.

  •
  1 to 4 Family Residential.  Residential loans totaled $260.3 million at December 31, 2002, compared to $558.3 million at December 31, 2001, a decrease of $298.0 million, or 53.4%. Loans in this category consist primarily of owner-occupied residential loans. This decrease is due to the sale of loans held in our Florida charter's portfolio, and due to significant refinancing due to all time record lows in the home mortgage market.

  •
  Agricultural.  This category consists of loans secured by agricultural real estate. Agricultural loans totaled $81.2 million at December 31, 2002, compared to $53.5 million at December 31, 2001, an increase of $27.7 million, or 51.8%. This increase in loans corresponds with a similar decrease in agricultural loans as the bank is focusing on improving its portfolio by adding additional security in the form of real estate, and properly structuring the borrower's balance sheet to improve cash flow.

  •
  Mortgage Loans Held for Sale.  Mortgage loans held for sale represent residential loans intended to be sold to secondary investors and in the process of being delivered. Mortgage loans held for sale totaled $25.1 million at December 31, 2002, compared to $11.3 million at December 31, 2001, an increase of

  $13.8 million, or 121.7%. This increase was the result of the timing of the sale of individual loans and the high volume of refinancing in 2002.

        Agricultural Loans.    Agricultural loans are typically made to farmers, small corporate farms, and feed and grain dealers. Agricultural loans were $160.0 million as of December 31, 2002, as compared to $196.6 million as of December 31, 2001, a decrease of $36.7 million, or 18.6%. Agricultural loans as a percent of total loans decreased from 9.09% in 2001 to 5.86% in 2002. The decrease in agricultural loans was due to shift of debt from short term to long term to improve cash flow as described above in agricultural real estate loans.

        Consumer and Other Loans.    Loans classified as consumer and other loans include automobile, other personal loans and credit card loans. The majority of these are installment loans with fixed interest rates. Consumer and other loans were $70.4 million as of December 31, 2002, compared to $112.4 million as of December 31, 2001, a decrease of $42.0 million, or 37.3%. Consumer and other loans represented 2.58% of total loans as of December 31, 2002, a decrease from 5.20% as of December 31, 2001.

        The following table presents the balance of each major category of our loans as of December 31 of each year.

	2002		2001		2000		1999		1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$816,542	29.92%	$629,572	29.12%	$535,258	27.50%	$504,393	27.72%	$549,348	36.05%
Real estate construction	357,351	13.08%	203,785	9.42%	188,118	9.67%	114,425	6.29%	50,696	3.33%
Real estate(1)	1,300,940	47.64%	1,008,694	46.65%	769,118	39.51%	700,497	38.49%	517,761	33.98%
Loans held for sale	25,134	0.92%	11,335	0.52%	134,081	6.89%	149,560	8.22%	93,583	6.14%
Agricultural	159,950	5.86%	196,612	9.09%	202,714	10.42%	210,985	11.59%	143,437	9.41%
Consumer and other loans	70,434	2.58%	112,407	5.20%	116,879	6.01%	139,988	7.69%	169,033	11.09%

Total loans	2,730,351	100.00%	2,162,405	100.00%	1,946,168	100.00%	1,819,848	100.00%	1,523,858	100.00%
Less allowance for loan losses	33,439		26,097		26,180		26,038		20,141

Total	$2,696,912		$2,136,308		$1,919,988		$1,793,810		$1,503,717

(1)
Includes commercial real estate loans, agriculture real estate loans and 1 to 4 family residential real estate loans.

        The following table sets forth the repricing of portfolio loans and the amount of loans with predetermined interest rates and floating rates outstanding as of December 31, 2002.

	0-3 Months	4 Months to 12 Months	Over 1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Loan category:
Commercial	$556,338	$68,295	$162,756	$29,153	$816,542
Real estate construction	219,447	46,143	70,596	21,165	357,351
Real estate	476,660	180,004	455,068	189,208	1,300,940
Loans held for sale	1,277	—	—	23,857	25,134
Agricultural loans	125,959	23,984	9,785	222	159,950
Consumer and other loans	13,396	15,296	29,463	12,279	70,434

Total Loans	$1,393,077	$333,722	$727,668	$275,884	$2,730,351

        As of December 31, 2002, loans repricing after one year includes approximately $539 million in fixed rate loans and $465 million in floating or adjustable rate loans.

        Asset Quality.    We follow regulatory guidelines in placing loans on a non-accrual basis and place loans with doubtful principal repayment on a non-accrual basis, whether current or past due. We consider non-performing assets to include all non-accrual loans, other loans 90 days or more past due as to principal and interest, other real estate owned ("OREO") and repossessed assets. We do not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest income is reversed against current income. We would have recorded additional interest in the amounts of $763,000, $1,955,000, and $1,381,000, for the years ended December 31, 2002, 2001, and 2000, respectively, if non-accrual loans had been current during these periods.

        Restructured and impaired loans, other than non-accrual loans, are considered insignificant for all years presented.

        Non-performing assets are summarized in the following table:

	December 31,
	2002	2001	2000	1999	1998
		(Restated)	(Restated)
	(Dollars in thousands)
Loans:
Loans past due 90 days or more still accruing	$790	$5,270	$869	$1,757	$2,214
Non-accrual loans	15,077	17,737	19,853	6,094	5,021

Non-performing loans	15,867	23,007	20,722	7,851	7,235
Other assets	4,366	5,288	141	93	88
Foreclosed assets held for sale	1,993	4,217	3,573	2,749	3,035

Non-performing assets	$22,226	$32,512	$24,436	$10,693	$10,358

Non-performing loans as a percentage of total loans	0.58%	1.06%	1.06%	0.43%	0.48%

Non-performing assets as a percentage of total assets	0.58%	1.08%	0.81%	0.42%	0.47%

Non-performing assets as a percentage of total loans and OREO	0.81%	1.50%	1.25%	0.60%	0.68%

        The substantial decrease during 2002 in non-performing loans resulted primarily through the collection of five specific credits that were non-performing as of December 31, 2001. These non-performing loans can be summarized as follows:

  •
  Collection in full of a $1.3 million loan secured by a manufacturing facility in Oklahoma. As of December 31, 2001, the Bank maintained a specific allowance of $133 thousand for this secured loan.

  •
  Reduction of $1.3 million through the collection and charge-off of a loan with a company involved in the manufacturing and sales of cooling towers in Oklahoma. As of December 31, 2001, the Bank maintained an allowance of $203 thousand. During 2002, the Bank took a charge to the allowance of $440 thousand.

  •
  Collection of an $892 thousand loan secured by a nursing home facility. As of December 31, 2001, the Bank maintained an allowance of $161 thousand for this loan. Upon final settlement, the Bank took a charge to the allowance of $192 thousand.

  •
  Collection of a $1.16 million loan to a manufacturing company that was enhanced with guarantees from the State of Kansas and the Small Business Administration. As of December 31, 2001, the Bank maintained an allowance of $119 thousand for this credit, and upon final settlement in 2002 charged off $167 thousand against the allowance for loan losses.

  •
  Collection in full of a $1.5 million commercial real estate construction loan that had experienced numerous construction delays. As of December 31, 2001, the Bank maintained an allowance of $150 thousand for this credit.

        The drop in non-performing assets in 2002 also can be attributed to the liquidation of two commercial properties during 2002 that were acquired through a settlement agreement in 2001 from a company involved in the distribution of sports apparel located in Oklahoma and $1.1 million of condemnation proceeds related to the condemnation of land purchased as part of a real estate transaction involving a business acquaintance of Mr. Gullion for $4.4 million. See "Item 13—Certain Relationships and Related Transactions" below.

        The increase in non-performing loans during 2001 primarily resulted from three loans. These loans can be summarized as follows:

  •
  $2.0 million of loans related to a company operating an export company and a nursing home. The assets and real estate of the two businesses secured this loan. We recorded a reserve of $437 thousand related to these two loans based on management's assessment of the estimated liquidation value of collateral. The loan was charged down $500 thousand in December 2001 due to the deteriorating collateral values caused by the loss of previously held guarantees securing the foreign accounts receivables.

  •
  $1.2 million loan to a manufacturing company. We recorded a reserve of only $120 thousand during the year as this loan was being guaranteed by the State of Kansas and a small SBA guarantee.

  •
  $1.5 million commercial real estate construction loan. The borrower became delinquent in making payments during 2001 due to construction project delays. We specifically allocated a reserve of $150 thousand due to the collateral value securing the loan.

        This increase in non-performing loans during 2001 was partially offset by the liquidation and substantial charge-offs of certain loans that comprised the increase in non-performing loans in 2000.

        Approximately $5.1 million of the increase in non-performing assets during 2001 can be attributed to Gold Bank—Kansas classifying its interest in other real estate purchased as part of a real estate transaction involving a business acquaintance of Mr. Gullion as a non-performing asset. See "Item 13—Certain Relationships and Related Transactions."

        Allowance for Loan Losses.    The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 70.8% of our total assets as of December 31, 2002. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management's experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable loan losses.

        Each of the Banks, on a monthly basis, reviews its loan portfolio, and specifically analyzes loans which are internally classified as having above-average risk. Each Bank determines the level of reserves to be established for each type of loan based on historical losses, as adjusted for current economic conditions. For specific high risk loans, the Bank analyzes the collateral securing such loan to determine if adequate collateral value is available to cover the indebtedness in the event of default and liquidation of such collateral. If the Bank determines that the principal amount of the high risk loan minus the estimated liquidation value of the collateral is less than the specific loan loss reserve assigned to such loan, then the Bank records an additional specific loan loss reserve for such loan. In general, increasing or decreasing risks in a certain industry type, or changes in the collateral value of specifically identified high risk loans, will impact negatively or positively on the reserve for loan losses.

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

        The allowance for loan losses on December 31, 2002, totaled $33.4 million, or 1.23% of outstanding loans, compared to $26.1 million, or 1.21% of outstanding loans, at December 31, 2001. The increase in our allowance for loan losses during 2002 reflects the $568 million or 20.8% increase in our loan portfolio. As part of the internal investigation and the examination by bank regulatory authorities, a careful review was made of loans made by Gold Bank-Kansas, Gold Bank-Oklahoma or Gold Bank-Florida in which Mr. Gullion had a role in initiating or approving the loans. Based on an analysis of the creditworthiness of the borrowers on those loans and the value of any collateral securing those loans, bank regulatory authorities indicated that Gold Bank-Kansas should increase its allowance for loan losses by $2.0 million as of December 31, 2002. Our non-performing loans as a percentage of our total loans declined from 1.06% at December 31, 2001 to 0.63% at December 31, 2002. See discussion in the provision for loan losses section for additional detail on the provision for loan loss and charge-offs. Charge-offs were $13.8 million, recoveries were $1.8 million and provisions charged to expense were $17.4 million in 2001.

        The allowance for loan losses on December 31, 2001 totaled $26.1 million, a $100 thousand decrease from the prior year. Charge-offs were $17.1 million, recoveries were $1.7 million and provisions charged to expenses were $15.3 million in 2001.

        The allowance for loan losses on December 31, 2000, totaled $26.2 million, a $100 thousand increase from the prior year. Charge-offs were $6.5 million, recoveries were $1.9 million and provisions charged to expenses were $4.7 million in 2000.

        The following table sets forth activity in our allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Total net loans outstanding at the end of the year	$2,696,587	$2,136,308	$1,919,988	$1,793,810	$1,503,717

Average net loans outstanding during the year	2,391,261	1,965,761	1,868,494	1,627,212	1,353,397

Allowance for loan losses, beginning of the year	26,097	26,180	26,038	20,141	16,455
Charge-offs:
Commercial	6,842	13,101	4,112	4,652	1,653
Real estate
Commercial	1,596	448	251	392	1,089
Construction	1,202	16	—	—	80
1 to 4 family residential	858	584	309	265	153
Agricultural	1,212	817	186	141	—
Loans held for sale	—	—	—	—	—
Total real estate	4,868	1,865	746	798	1,322
Agricultural	828	658	213	1,757	825
Consumer and other	1,299	1,476	1,404	2,371	1,638

Total charge-offs	13,837	17,100	6,475	9,578	5,438

Recoveries:
Commercial	801	798	774	794	580
Real estate
Commercial	309	55	54	68	159
Construction	—	—	—	—	—
1 to 4 family residential	15	105	91	202	31
Agricultural	27	16	105	12	53
Loans held for sale	—	—	—	5	—
Total real estate	351	176	250	287	243
Agricultural	203	210	391	115	531
Consumer and other	404	519	529	567	293

Total recoveries	1,759	1,703	1,944	1,763	1,647

Net charge-offs	12,078	15,397	4,531	7,815	3,791
Provision charged to operations	19,420	15,314	4,673	11,586	5,111
Adjustments due to acquired companies	—	—	—	2,126	2,366

Allowance for loan losses, end of year	$33,439	$26,097	$26,180	$26,038	$20,141

Ratios:
Allowance as a percentage of total loans	1.23%	1.21%	1.35%	1.43%	1.32%
Net charge-offs to average loans outstanding	0.44%	0.78%	0.24%	0.48%	0.28%
Allowance as a percentage of non-performing loans	210.75%	113.42%	126.34%	331.65%	278.38%

        The following table sets forth the allocation of our allowances for loans losses among categories of loans as of December 31, 2002, 2001 and 2000:

	Dec. 31, 2002 Amount	Percent of Loans in Each Category to Total Loans	Dec. 31, 2001 Amount	Percent of Loans in Each Category to Total Loans	Dec. 31, 2000 Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial	$11,408	29.92%	$7,598	29.12%	$10,498	27.50%
Real estate construction	4,114	13.08%	2,459	9.42%	1,463	9.67%
Real estate	14,976	47.64%	12,173	46.65%	9,161	39.51%
Loans held for sale	289	0.92%	137	0.52%	609	6.89%
Agricultural	1,841	5.86%	2,373	9.09%	2,844	10.42%
Consumer and other	811	2.58%	1,357	5.20%	1,605	6.01%

Total	$33,439	100.00%	$26,097	100.00%	$26,180	100.00%

        The allocation percentages assigned to each category of loans have been developed based on an analysis of historical loss rates, specific reserves and general reserves. The portion of the allowance allocated to commercial loans at December 31, 2001 increased by $2.9 million primarily as a result of the charge offs described above. In addition, the Company, upon the suggestion of the bank regulatory authorities, increased its allowance of loan losses allocated to commercial loans in 2002 to reflect those loans in which Mr. Gullion had a role in initiating or approving and either the creditworthiness of the borrower or the collateral securing such loan necessitated such additional provision. The portion of the allowance allocated to real estate and real estate construction loans increased by approximately $2.8 million and $1.7 million, respectively, primarily as a result of the increased loans in those categories.

        Investment Activities.    Our investment portfolio serves three important functions: first, it facilitates the adjustment of the balance sheet's sensitivity to changes in interest rate movements; second, it provides an outlet for investing excess funds; and third, it provides liquidity. The investment portfolio is structured to maximize the return on invested funds within conservative risk management guidelines.

        The portfolio is comprised primarily of available for sale securities, which includes U.S. Treasury securities, U.S. government agency obligations, state municipal obligations, Federal Reserve Bank stock, Fannie Mae stock, and Federal Home Loan Bank stock. The U.S. government agency obligations include Federal Home Loan Mortgage Corporation ("FHLMC") notes, Fannie Mae notes and mortgage-backed securities, Federal Home Loan Bank notes and Government National Mortgage Association ("GNMA") mortgage-backed securities. As of December 31, 2002, the available for sale portfolio totaled $531.0 million, including a net unrealized gain of $5.6 million.

        The investment portfolio increased $147.3 million, or 25.0%, during 2002. We received $148 million in cash in connection with our purchase of $149 million in deposits at the four Encore Bank branches that we acquired. We invested this cash in U.S. Treasury securities, which have a risk-based capital weight of 0%. During 2001, the investment portfolio increased $62.8 million, or 12.0%. The investment portfolio increased $70.8 million, or 15.6%, during 2000. The increases in 2000 and 2001 were the result of increased activity at certain Banks.

        The composition of the investment portfolio as of December 31, 2002 was 19.5% U.S. Treasury and agency securities, 10.5% state and municipal securities, 57.7% mortgage-backed securities, 0.5% trading securities and 11.8% other securities. The comparable distribution for December 31, 2001 was 9.6% U.S. Treasury and agency securities, 11.0% state and municipal securities, 67.5% mortgage-backed securities, 1.1% trading securities and 10.8% other securities. The estimated maturity of the investment portfolio on December 31, 2002 was three years. The decrease in mortgage-backed securities in 2002 was due to the sale in the fourth quarter of a substantial portion of Gold Bank-Oklahoma's portfolio of higher yielding mortgage-backed securities. The investment portfolio represented 19.3% and 19.4% of total assets at December 31, 2002 and 2001, respectively. The composition of the investment portfolio as of December 31, 2001 was 9.6% U.S. Treasury and agency securities, 11.0% state and municipal securities, 67.5% mortgage-backed securities, 1.1% trading securities and 10.8% other securities. The comparable distribution for December 31, 2000 was 56.3% U.S. Treasury and agency securities, 14.8% state and municipal securities, 22.1% mortgage-backed securities, 2.0% trading securities and 4.8% other securities. The estimated maturity of the investment portfolio on December 31, 2001 was three years. The increase in mortgage backed securities in 2001 was due to adding approximately $130 million during the second quarter of 2001 to the portfolio of Gold Bank-Oklahoma and Gold Bank-Florida. The investment portfolio represented 19.5% and 19.4% of total assets at December 31, 2001 and 2000, respectively.

        The following table sets forth the composition of our investment portfolio at the dates indicated.

	At December 31,
	2002	2001	2000
	(Dollars in thousands)
Securities held to maturity:(1)
U.S. Treasury and other U.S. agencies and corporations	$—	$—	$1,000
Other	45,565	12,660	—
Obligations of states and political subdivisions	1,244	1,530	2,080
Mortgage-backed securities	155,754	174	1,313

Total	$201,563	$14,364	$4,393
Securities available for sale:(2)
U.S. Treasury and other U.S. agencies and corporations	$143,705	$56,793	$280,631
Obligations of states and political subdivisions	76,106	63,235	62,411
Mortgage-backed securities	269,197	397,212	141,150
Held for trading(3)	3,485	6,668	3,265
Other(4)	42,029	50,506	34,131

Total investment securities	$736,085	$588,778	$525,981

(1)
Held to maturity securities are carried at amortized cost.

(2)
Available for sale securities are carried at fair value.

(3)
Trading securities are carried at fair value.

(4)
Includes Federal Home Loan Bank stock, Federal Reserve stock and Fannie Mae stock.

        The following table sets forth a summary of maturities in the investment portfolio at December 31, 2002.

	One year or less		Over One Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 years		Total
	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield
	(At carrying value) (Dollars in thousands)
U.S. Treasury and other U.S. agencies and corporations	$22,687	3.28%	$121,108	3.50%	$—	—%	$—	—%	$143,705	3.47%
Obligations of states and political subdivisions	6,072	7.11%	31,492	6.88%	17,630	6.59%	20,912	25.25%	76,106	11.88%
Mortgage-backed securities	15,846	3.06%	215,673	4.75%	76,775	5.10%	116,656	5.16%	424,951	4.86%
Other	5,762	4.90%	5,232	8.39%	3,750	4.15%	41,658	6.88%	56,402	6.64%

Total	$50,367	3.86%	$373,415	4.58%	$98,155	5.33%	$179,226	7.90%	$701,164	5.48%

        The above table does not include trading securities of $3.5 million and investments without stated maturities of $31.4 million, which consists principally of Federal Home Loan Bank stock.

        Leveraging Our Capital.    Because U.S. government agency securities have a risk-based capital weight of only 20% (compared to a 100% risk-based capital weight for commercial loans), we have leveraged our capital through investments in such securities. We have increased our investments in U.S. government agency issued mortgaged-backed securities financed by repurchase agreements and advances from the Federal Home Loan Bank. We have matched the expected 3 to 5-year duration of these mortgage-backed securities with repurchase agreements and Federal Home Loan Bank advances with similar maturities to achieve a favorable interest rate spread. Because these mortgage-backed securities may prepay faster or slower than we anticipate, we may not achieve our expected interest rate spread on these securities.

        Deposit Activities.    Deposits are the major source of our Banks' funds for lending and other investment purposes. In addition to deposits, our Banks derive funds from interest payments, loan principal payments, loan and securities sales, and funds from operations. Scheduled loan repayments are a relatively stable source of funds while deposit inflows are significantly influenced by general interest rates and money market conditions. Our Banks may use borrowings on a short-term basis, if necessary, to compensate for reductions in the availability of other sources of funds, or borrowings may be used on a longer-term basis for general business purposes.

        Deposits are attracted principally from within our Banks' primary market area through the offering of a broad variety of deposit instruments including: checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100 thousand or more), and retirement savings plans. Our Banks have aggressively attempted to obtain deposits in selected markets to increase market share or meet particular liquidity needs. We have used brokered deposits and have sought to attract deposits outside our market areas. On December 31, 2002, we had approximately $249.6 million of deposits, compared with $57.5 million on December 31, 2001, which were obtained through brokers. Brokered deposits represented 9.2% of our total deposits as of December 31, 2002.

        Maturity terms, service fees and withdrawal penalties are established by our Banks on a periodic basis. The determination of rates and terms is predicated on funds transaction and liquidity requirements, rates paid by competitors, growth goals and federal obligations.

        During 2002, average balances of non-interest bearing demand deposits increased $21.3 million, or 9.0%; average balances of savings and interest bearing deposits increased $116.6 million, or 16.8%; and average balances of time deposits increased $229.6 million, or 19.5%. As of December 31, 2002, the balance of total deposits had increased $552.7 million compared to December 31, 2001. This increase is due to increases of $189.9 million in time deposits less than $100 thousand, a $153.9 million increase in time deposits greater than $100 thousand, and a $170.4 million increase in savings and now accounts. Approximately $149 million of the increase was the direct result of purchasing four bank branches from Encore Bank in 2002.

        During 2001, average balances of non-interest bearing demand deposits decreased $21.6 million, or 8.3%; average balances of savings and interest bearing deposits increased $83.4 million, or 13.7%; and average balances of time deposits increased $62.9 million, or 5.6%. As of December 31, 2001, the balance of total deposits had increased $30.0 million compared to December 31, 2000. This increase is primarily due to decreases of $71.9 million in time deposits less than $100 thousand and $34.5 million increase in time deposits greater than $100 thousand.

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

        The following table sets forth the average balances and weighted average rates for our categories of deposits at the dates indicated.

	Year Ended December 31,
	2002			2001			2000
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	$258,897	—	10.45%	$237,571	—	11.26%	$259,202	—	13.06%
Savings deposits and Interest-bearing demand	809,875	1.49%	32.69%	693,265	2.60%	32.86%	609,911	3.63%	30.72%
Time deposits	1,408,577	3.75%	56.86%	1,178,995	5.73%	55.88%	1,116,102	6.01%	56.22%

Total	$2,477,349		100.00%	$2,109,831		100.00%	$1,985,215		100.00%

        The aggregate average balance of brokered time deposits was $205.6 million and $38.0 million for the years ended December 31, 2002 and 2001, respectively. The average balance of brokered time deposits for the year ended December 31, 2000 was not significant.

        We do not have a concentration of deposits from any one source the loss of which would have a material adverse effect on our business.

        The following table sets forth a summary of our deposits at the dates indicated.

	December 31,
	2002	2001	2000
	(Dollars in thousands)
Non-interest-bearing	$300,679	$263,296	$270,137
Interest-bearing:
Savings and NOW accounts	905,167	728,590	654,385
Time deposits less than $100,000
Brokered	85,951	4,282	14,791
Retail	887,114	783,919	845,331
Time deposits greater than $100,000
Brokered	163,661	53,212	16,124
Retail	373,997	330,567	333,109

Total deposits	$2,716,569	$2,163,866	$2,133,877

        The following table summarizes at December 31, 2002, our certificates of deposit of $100,000 or more by time remaining until maturity (dollars in thousands).

Maturity Period:
Less than three months	$145,308
Over three months through six months	116,770
Over six months through twelve months	165,224
Over twelve months	110,356

Total	$537,658

        We have no other time deposits in excess of $100,000.

Derivative Financial Instruments

        While we have not historically used derivative instruments to manage our interest rate exposure, in August 2002 we entered into three interest rate swap agreements with an aggregate notional amount of approximately $82.6 million. These swap agreements assist the Company in the management of interest rate sensitivity by modifying the repricing of its liabilities under its outstanding trust preferred securities. The Company has entered into $28.7 million, $37.6 million, and $16.3 million notional amount interest rate swap agreements that provide for the Company to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate plus 2.36%, 2.83%, and 2.13%, respectively. The underlying hedged liabilities are the Company's fixed rate obligations related to the guaranteed preferred beneficial interests securities issued by GBCI Capital Trust, GBCI Capital Trust II, and ABI Capital Trust. The terms of the swap agreements provide for the Company to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by the Company at December 31, 2002.

        The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of December 31, 2002 were as follows (dollars in thousands):

Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 31, 2027	$28,750	4.16%	8.75%	$(54)
June 30, 2029	$37,550	4.63%	9.12%	$621
June 30, 2008	$16,250	3.93%	8.50%	$21

        The use of derivative financial instruments is intended to reduce the Company's interest rate exposure. Derivative financial instruments held by the Company for purposes of managing interest rate risk are summarized as follows:

	December 31
	2002		2001
	Notional amount	Credit exposure	Notional amount	Credit exposure
	(Dollars in thousands)
Interest rate swaps	$82,550	—	—	—

        The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company's credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.

        During 2002, the Company received net cash flows on the interest rate swaps of $1.3 million.

        The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. Under the swap agreement, no payments were due between the parties and no gain or loss was recognized by the Company. The Company does not expect to replace this terminated agreement. The remaining swap agreements are also callable by the counterparty prior to their respective maturity dates.

Capital and Liquidity

        Sources of Liquidity.    Liquidity defines our ability, and the ability of our Banks, to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of our Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments), from each Bank's assets. Intermediate term liquidity is provided by our Banks' investment portfolios. Our Banks also have established a credit facility with the Federal Home Loan Bank, under which our Banks are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from our subsidiary Banks. As described in Note 8 to the financial statements, we have a $25 million line of credit with no outstanding borrowings at December 31, 2002.

        Cash provided by operating activities for 2002 was $51.5 million, consisting primarily of net earnings adjusted for non-cash items, loan loss provision, which was offset by origination of loans held for sale, and an increase in other assets. Cash used in investing activities was $709.6 million, consisting primarily of increased loans of approximately $599.9 million, purchases of held-to-maturity securities of $182.6 million offset by a net decrease in available for sale securities of $24.9 million. Net activity in financing consisted of an increase in deposits of approximately $470.3 million, proceeds from issuance of stock of $47.3 million, increase in Fed funds of $44.7 million, and an increase in long-term borrowings of $123.5 million, which resulted in net cash provided of $680.8 million.

        LaSalle Line of Credit.    Under our Amended and Restated Loan Agreement dated as of December 1, 1998 ("LaSalle Credit Line") with LaSalle Bank National Association ("LaSalle Bank"), we may borrow up to approximately $25 million at a rate of interest equal to the greater of 3.5% per annum or LIBOR plus 1.25% per annum. Currently, we have nothing outstanding under this line of credit as we used $23 million of the approximately $47 million of net proceeds raised in our equity offering conducted in October 2002 to pay down the LaSalle Credit Line. We draw on the LaSalle

Credit Line from time to time to fund various corporate matters including making contributions to our bank subsidiaries to help them maintain their "well-capitalized" status.

        As a result of the misappropriation of funds by Mr. Gullion and the requirement that we restate our financial statements, we may be in default under the LaSalle Credit Line. In addition, the pending formal supervisory actions against us and Gold Bank-Kansas, which are likely to result in loss of Gold Bank-Kansas's "well-managed" status (and a loss of its "satisfactory" composite rating) and the issuance of formal written agreements or cease and desist orders, may be further breaches under the LaSalle Credit Line. If the FRB or the Commissioner takes formal supervisory action against us or Gold Bank-Kansas, such action would be an additional default under the LaSalle Credit Line.

        We have approached LaSalle Bank to request that it waive any existing defaults. Although we anticipate that we will be successful in securing such a waiver, a written agreement granting this waiver has not been obtained as of the date of this Amended Report. We may not be able to obtain a written waiver from LaSalle Bank until the FRB and the Commissioner have issued final reports regarding the results of the examinations of the Company and Gold Bank-Kansas. If LaSalle Bank does not waive these defaults or refuses to permit us to borrow additional funds under the LaSalle Credit Line, we anticipate that we will be able to find alternative financing on reasonable terms and conditions. If we are unable to replace this line of credit with alternative financing on reasonable terms or conditions, this could have a material adverse affect on our liquidity and restrict our ability to make contributions to our bank subsidiaries to fund additional loan growth while maintaining sufficient capital levels.

        ESOP Loan Agreement.    Under the Amended and Restated Loan Agreement dated as of February 8, 2002 ("ESOP Loan Agreement") of our Employees' Stock Ownership Plan (the "ESOP") with LaSalle Bank, the ESOP may borrow up to $15 million. Loans under the ESOP Loan Agreement bear interest, at the ESOP's option, at either LaSalle Bank's Prime Base Rate or LIBOR plus 1.75%. Currently, the ESOP has approximately $13.5 million outstanding under the ESOP Loan Agreement, which it borrowed to purchase our common stock. We guarantee the ESOP's obligations under the ESOP Loan Agreement. We currently do not anticipate that the ESOP will need to borrower any further amounts under the ESOP Loan Agreement.

        The ESOP may be in default under the ESOP Loan Agreement as a result of the misappropriation of funds by Mr. Gullion and the requirement that we restate our financial statements. The pending formal supervisory actions against us and Gold Bank-Kansas, which are likely to result in loss of Gold Bank-Kansas's "well-managed" status (and a loss of its "satisfactory" composite rating) and the issuance of formal written agreements or cease and desist orders, may be further breaches of the ESOP Loan Agreement If the FRB or the Commissioner takes formal supervisory action against us or Gold Bank-Kansas, such action would be an additional default under the ESOP Loan Agreement.

        The ESOP has approached LaSalle Bank to request that it waive any existing defaults. Although we anticipate that the ESOP will be successful in securing such a waiver, a written agreement granting this waiver has not been obtained as of the date of this Amended Report. The ESOP may not be able to obtain a written waiver from LaSalle Bank until the FRB and the Commissioner have issued final reports regarding the results of the examinations of the Company and Gold Bank-Kansas.

        If LaSalle Bank does not waive these defaults, we anticipate that the ESOP will be able to find alternative financing on reasonable terms and conditions. In addition, at the current market price of our common stock, the ESOP owns 1,498,267 unallocated shares of our common stock which would be available to satisfy a substantial portion of the amount currently due under the ESOP Loan Agreement.

        If the ESOP cannot sell the shares at a high enough price to repay the loan and the ESOP is unable to find alternative financing on reasonable terms or conditions, or at all, we would be required, as guarantor of the loan, to repay the loan. This could have a material adverse affect on our liquidity and restrict our ability to make contributions to our bank subsidiaries to fund their additional loan growth while maintaining sufficient capital levels.

        Federal Home Loan Bank of Des Moines.    Currently, Gold Bank-Kansas has approximately $16 million outstanding under the Agreement for Advances, Pledge and Security Agreement dated as of January 24, 1989, as amended ("FHLB-Des Moines Credit Line") between Gold Bank-Kansas and Federal Home Loan Bank of Des Moines ("FHLB-Des Moines"). As a result of the misappropriation of funds by Mr. Gullion and the requirement that we restate our financial statements, Gold Bank-Kansas may be in default under the FHLB-Des Moines Credit Line. In addition, the pending formal supervisory actions against us and Gold Bank-Kansas which are likely to result in loss of Gold Bank-Kansas's "well-managed" status (and a loss of its "satisfactory" composite rating) and in the issuance of a formal written agreements or cease and desist orders, may be further breaches under the FHLB-Des Moines Credit Line.

        We plan to approach FHLB-Des Moines to request that it waive the defaults. However, if FHLB-Des Moines does not waive these defaults or refuses to permit Gold Bank-Kansas to borrow additional funds under the FHLB-Des Moines Credit Line, we anticipate that Gold Bank-Kansas will be able to find alternative financing on reasonable terms and conditions. If Gold Bank-Kansas is unable to replace this line of credit with alternative financing on reasonable terms or conditions this could have a material adverse affect on its liquidity.

        Purchase of Gullion Stock.    We are in the process of negotiating through Mr. Gullion's attorney the purchase of all or part of Mr. Gullion's shares of the Company's common stock at an appropriate price to partially satisfy his restitution obligations to the Company and to avoid the sale by his secured lender of his shares in order to satisfy his indebtedness to that lender. See "Item 1—Business—Summary of Recent Events and Restatement of Financial Statements—Recent Events" above. Although this purchase would use the Company's capital resources, the Board believes having the Company purchase the shares is preferable to the alternative of Mr. Gullion, or his secured lender, liquidating a large block of shares by selling into the market and possibly depressing the Company's stock price. The Company believes that it has adequate sources of internal capital to pay for such purchase.

        Capital.    We and our subsidiaries actively monitor the subsidiaries' compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, our Banks have increased core capital through retention of earnings or capital infusions. The primary source of funds available to us is dividends by our subsidiaries. Each Bank's ability to pay dividends may be limited by regulatory requirements. At December 31, 2002, our subsidiaries could pay dividends of $44.7 million without prior regulatory approval.

        BOLI Policies.    The Banks have purchased bank-owned life insurance ("BOLI") policies with death benefits payable to the Banks on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank's aggregate investment in BOLI to 25% of the banks' capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the bank's capital and surplus. All of the Banks' BOLI investments comply with federal guidelines. As of December 31, 2002, Gold Bank-Kansas had $28.8 million of BOLI (equal to 16.2% of its capital and surplus) compared to $26.9 million (18.8% of its capital and surplus) as of December 31, 2001, an increase of $1.9 million or 7.1%. As of December 31, 2002, Gold Bank-Oklahoma had $16.6 million of BOLI (equal to 19.9% of its capital and surplus), compared to $15.6 million (19.5% of its capital and surplus) as of December 31, 2001, an increase of $1.0 million, or 6.4%. As of December 31, 2002, Gold Bank-Florida had $11.1 million of

BOLI (equal to 23.0% of its capital and surplus), compared to $10.4 million (24.5% of its capital and surplus) as of December 31, 2001, an increase of $700 thousand, or 6.7%.

        In January 2003, Gold Bank-Kansas, Gold Bank-Oklahoma and Gold Bank-Florida increased their BOLI investments by $14 million, $4 million and $2 million, respectively. The aggregate BOLI investment of each Bank is now just below the maximum regulatory limit. The Banks monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. The Company believes that these BOLI investments will not have any significant impact on the capital or liquidity of the Banks.

        CompuNet Activities.    CompuNet Engineering, Inc., which was acquired in March 1999, provides information technology, e-commerce services and networking solutions for banks and other businesses. Under current Federal Reserve regulations, the data processing activities of a bank holding company and its subsidiaries must be done primarily for financial companies, and non-financial data processing activities must be limited to 30% of the bank holding company's total consolidated annual data processing revenues. When the Company acquired CompuNet, the aggregate data processing activities of the Company and CompuNet complied with this 30% limitation.

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

        In 2001, CompuNet acquired the assets of Information Products, Inc., which provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware, maintenance and systems design and installation across all industry sectors. This acquisition significantly increased the amount of CompuNet's non-financial data processing activities. For the year ended December 31, 2002 approximately 60% of CompuNet's revenues were non-financial in nature, and thus not in compliance with the Federal Reserve's current 30% limitation. This requires the Company to take corrective action to bring CompuNet's activities within federal regulatory requirements.

        This could be accomplished by increasing CompuNet's revenues from financial data processing activities, decreasing CompuNet's revenues from non-financial data processing activities, converting CompuNet into a merchant banking investment (which may not be available if the Company is required to divest its merchant banking investments), or selling part or all of CompuNet's business to an unaffiliated third party, or other curative action. Due to the uncertainty involved in the Company's continued ownership of CompuNet, the Company currently intends to negotiate with potential buyers of ComputNet.

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

Impact of Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of Statement No. 146 will have a significant impact on its consolidated financial statements.

        In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions". This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. Those transition provisions were effective on October 1, 2002. The scope of Statement No. 147 was amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The adoption of Statement No. 147 did not have a significant impact on the Company's consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe the adoption of Interpretation No. 45 will have a significant impact on its consolidated financial statements.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". This Statement, which amends Statement No. 123, "Accounting for Stock-Based Compensation", provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation. The Company does not plan on changing its accounting for stock options issued.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, elaborates on the financial statement disclosures to be made by enterprises involved with variable interest entities, including requiring consolidation of entities in which an enterprise has a controlling financial interest that is not controlled through voting interests. The requirements in this Interpretation are effective for variable interest entities created after January 31, 2003 and the first fiscal or interim period beginning after June 15, 2003 for variable interest entities acquired before that date. The Company does not believe that the adoption of Interpretation No. 46 will have a significant impact on its consolidated financial statements.

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

Forward Looking Information and Statements

        The information included or incorporated by reference in this Amended Report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future financial performance and business of our Company and its subsidiaries, including, without limitation:

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

        Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

  •
  results of the joint regulatory examination of Gold Bank-Kansas and the examination of the Company

  •
  inability to obtain waivers of defaults under our credit facilities or find alternative financing

  •
  transition and strategies of new management

  •
  changes in interest margins on loans

  •
  changes in allowance for loan losses

  •
  changes in the interest rate environment

  •
  the effect of a change in the management rating of Gold Bank-Kansas

  •
  competitive pressures among financial services companies may increase significantly

  •
  general economic conditions, either nationally or in our markets, may be less favorable than expected

  •
  legislative or regulatory changes may adversely affect the business in which our Company and its subsidiaries are engaged

  •
  technological changes may be more difficult or expensive than anticipated

  •
  changes may occur in the securities markets

        We have described under "Factors That May Affect Future Results of Operations, Financial Condition or Business" additional factors that could cause actual results of operations, business or financial condition to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this Amended Report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made.

Factors That May Affect Future Results of Operations, Financial Condition or Business

        We have identified important risks and uncertainties that could affect the Company's results of operations, business or financial condition and that could cause them to differ materially from the Company's historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

        Internal Investigations and Regulatory Examinations.    On March 17, 2003, Malcolm M. Aslin replaced Michael W. Gullion as our Chief Executive Officer due to an on-going investigation into certain improper conduct that is summarized in "Item 1—Business—Summary of Recent Events and Restatement of Financial Statements" above and described more fully in "Item 13—Certain Relationships and Related Transactions" below. The FRB-KC and the Commissioner have completed an investigation into these transactions as part of their regularly scheduled examinations. See "Item 3—Legal Proceedings—Internal Investigation and Regulatory Examination and Inquiries" above. In addition, the SEC is conducting an informal investigation and Nasdaq is conducting an inquiry into these matters.

        On April 9, 2003, the Audit Committee met with the bank regulators to discuss the anticipated results of their examinations. At the meeting, the Company was advised by the bank regulators of the violations of law and the CAMELS ratings that will likely be included in the forthcoming reports of examinations. The regulators identified noncompliance or deficiencies in regard to Regulation H (information technology), Regulation O (loans to directors and officers), Section 23A of the Federal Reserve Act (transactions with affiliates) and the Bank Secrecy Act. Based upon the discussions during this meeting, the Company expects that Gold Bank-Kansas will lose its "well-managed" status (and its "satisfactory" composite rating) and formal supervisory actions by the regulators will be taken against Gold Bank-Kansas and the Company. The formal supervisory actions may include formal written agreements with the Company and Gold Bank-Kansas, or cease and desist orders issued against the Company and Gold Bank-Kansas, intended to address and remediate the deficiencies identified by the regulators.

        Until the FRB-KC determines that the Company has corrected the conditions that resulted in the loss of the its "well-managed" status, the Company may not, directly or indirectly, or through any of its subsidiaries that are not banks or subsidiaries of banks, engage in any additional financial activities other than those authorized for bank holding companies without financial holding company status, without prior written approval of the FRB-KC. If Gold Bank-Kansas does not become "well-managed" or its composite rating does not become "satisfactory" within 180 days after receipt of the Notice from the FRB-KC, the FRB-KC may take additional actions against the Company, including requiring the Company to divest its ownership of its subsidiary banks or cease engaging, directly or indirectly, in all activities other than those permissible for a bank holding company without financial holding company status. The Company does not expect to be required to divest ownership of its subsidiary banks.

        Loss of key personnel could have an adverse effect on our operations.    The loss of certain key personnel could adversely affect our operations. Our success depends in large part on the retention of a limited number of key persons, including: Malcolm M. Aslin, our President and Chief Executive Officer, and Rick J. Tremblay, our Executive Vice President and Chief Financial Officer. We will likely undergo a difficult transition period if we lose the services of these individuals. In recognition of this risk, we own, and are the beneficiary of, insurance policies on the lives of these key employees and have entered into an employment agreement with Mr. Aslin.

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

        As we have completed numerous acquisitions from 1996 through 2000 that significantly enhanced our growth, a significant portion of our existing loan portfolio was not originally underwritten by us, but was added through these acquisitions. While we had the opportunity to review the loan portfolios of the banks we acquired before completing the transactions and have conformed the credit and underwriting policies and procedures of these banks to ours following the acquisitions, these loans may not have undergone the same level of rigorous analysis and review at inception as loans that we originate, and may not have the level and quality of supporting documentation in the loan files as our policies require. Therefore, these acquired loans are subject to greater risk than if we had originally underwritten these loans ourselves.

        We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our loan losses. We may have to increase the allowance in the future. Material additions to our allowance for loan losses would have a material adverse effect on our net earnings.

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

        Although this has not been the case to date, the recently discovered defalcations by Mr. Gullion may result in a reputational or credibility risk that could require our banks to pay higher rates for deposits.

        Funding our substantial cash requirements with dividends from our bank subsidiaries will reduce the capital levels of the banks and thus their ability to grow. We are a separate legal entity from our subsidiaries and do not have significant operations of our own. We depend primarily on dividends we receive from our subsidiaries, which may be limited by statute and regulations, and our cash and liquid investments to pay dividends on our common stock and to pay our operating expenses. In addition, we had an aggregate outstanding amount of $112.5 million in subordinated debt and trust preferred securities, as compared to total equity of $227.8 million outstanding, as of December 31, 2002. Our annual interest payments due on these borrowings were approximately $9.3 million as of December 31, 2002. In the current interest rate environment, the effect of our interest rate swap agreements will be to reduce such interest payments, although one of the swap agreements has been called and terminated by our counterparty. We are also dependent on dividends from our bank subsidiaries to service these borrowings, and ultimately for principal repayment at maturity, as well as to service our line of credit. The FRB and the Commissioner have the authority to prohibit or limit the payment of dividends by the banking subsidiaries to the Company and the FRB has the authority to prohibit or limit the payment of dividends by the Company to the holders of the common stock.

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

        Loss of liquidity due to breaches under our credit facilities.    In connection with the pending formal supervisory actions against us and Gold Bank-Kansas and the requirement that we restate our financial statements as a result of misappropriation of funds by Mr. Gullion, we may be in default under our LaSalle Credit Line and our FHLB-Des Moines Credit Line. Gold Bank-Kansas owes approximately $16 million under the FHLB-Des Moines Credit Line. Our ESOP may also be in default under its credit facility with LaSalle Bank, which we guarantee. The ESOP owes approximately $13.5 million under its credit facility. See "—Capital and Liquidity."

        If we are unable to replace these lines of credit with alternative financing on reasonable terms or conditions or if the unallocated shares of common stock owned by the ESOP are not sufficient to repay the ESOP's loan and we must pay off the ESOP's loan, this could have a material adverse affect on our liquidity and restrict our ability to make contributions to our bank subsidiaries to fund additional loan growth while maintaining sufficient capital levels.

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

        Our articles of incorporation and our bylaws contain provisions, including a staggered board and advance notice of stockholder proposals and board nominees, that make it more difficult for a third party to gain control or acquire us without the consent of our board of directors. These provisions also could discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. These provisions of our governing documents may also have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our shareholders.

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

Changes in Interest Rate	Net Interest Income	Change	Percent Change
	(Dollars in thousands)
200 basis point rise	$140,479	$11,509	8.92%
100 basis point rise	135,960	6,990	5.42%
Base rate scenario	128,970	—	—
50 basis point decline	127,275	(1,695)	(1.31)%
100 basis point decline	126,112	(2,858)	(2.22)%

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors
Gold Banc Corporation, Inc.:

        We have audited the accompanying consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries (the Company) as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 2002, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year-period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2001 and 2000.

        As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP
Kansas City, Missouri
April 15, 2003

 GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002, 2001 and 2000
(Dollars in Thousands)

Assets

	2002	2001	2000
		(Restated)	(Restated)
Cash and due from banks	$96,215	$73,675	$82,423
Federal funds sold and interest-bearing deposits	193	98	36,468

Total cash and cash equivalents	96,408	73,773	118,891

Investment securities:
Available-for-sale	531,037	567,746	518,323
Held-to-maturity	201,563	14,364	4,393
Trading	3,485	6,668	3,265

Total investment securities	736,085	588,778	525,981

Mortgage loans held for sale, net	25,134	11,335	134,081
Loans, net	2,671,778	2,124,973	1,785,907
Premises and equipment, net	69,587	57,738	60,626
Goodwill	35,643	35,184	33,981
Other intangible assets, net	6,835	3,984	—
Accrued interest and other assets	113,752	66,152	57,736
Cash surrender value of bank-owned life insurance	56,501	53,038	—

Total assets	$3,811,723	$3,014,955	$2,717,203

See accompanying notes to consolidated financial statements.

 GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2002, 2001 and 2000
(Dollars in Thousands)

Liabilities and Stockholders' Equity

	2002	2001	2000
		(Restated)	(Restated)
Liabilities:
Deposits	$2,716,569	$2,163,866	$2,133,877
Securities sold under agreements to repurchase	153,595	103,672	78,975
Federal funds purchased and other short-term borrowings	25,658	30,908	24,654
Subordinated debt and guaranteed preferred beneficial interests in Company debentures	113,137	111,749	82,549
Long-term borrowings	548,848	416,413	200,561
Accrued interest and other liabilities	26,142	23,807	27,376

Total liabilities	3,583,949	2,850,415	2,547,992

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—	—
Common stock, $1 par value; 50,000,000 shares authorized 44,188,384, 38,352,074 and 38,285,900 shares issued at December 31, 2002, 2001 and 2000, respectively	44,188	38,352	38,286
Additional paid-in capital	118,257	76,584	76,152
Retained earnings	107,392	83,987	63,534
Accumulated other comprehensive income (loss), net	3,489	(8)	836
Unearned compensation	(12,432)	(3,440)	(3,802)

	260,894	195,475	175,006
Less treasury stock (4,721,510, 4,417,010 and 800,000 shares at December 31, 2002, 2001 and 2000, respectively).	(33,120)	(30,935)	(5,795)

Total stockholders' equity	227,774	164,540	169,211

Commitments and contingent liabilities
Total liabilities and stockholders' equity	$3,811,723	$3,014,955	$2,717,203

See accompanying notes to consolidated financial statements.

 GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Year ended December 31, 2002, 2001, and 2000
(Dollars in thousands)

	2002	2001	2000
		(Restated)	(Restated)
Interest income:
Loans, including fees	$165,044	$167,296	$175,687
Investment securities	34,613	33,451	29,173
Other	2,275	6,054	3,507

Total interest income	201,932	206,801	208,367

Interest expense:
Deposits	64,981	85,583	89,228
Borrowings and other	33,044	32,140	25,679

Total interest expense	98,025	117,723	114,907

Net interest income	103,907	89,078	93,460
Provision for loan losses	19,420	15,314	4,673

Net interest income after provision for loan losses	84,487	73,764	88,787

Other income:
Service fees	17,457	15,526	10,802
Investment trading fees and commissions	5,649	6,017	2,697
Net gains on sales of mortgage loans	2,201	1,848	5,335
Unrealized gains (losses) on trading securities	(42)	(51)	(49)
Realized gains (losses) on sale of securities	9,542	1,702	(1,927)
Informational technology services	17,809	13,308	4,385
Other	10,926	6,632	7,594

Total other income	63,542	44,982	28,837

Other expense:
Salaries and employee benefits	52,367	46,578	43,902
Net occupancy expense	6,420	5,811	7,923
Depreciation expense	6,392	5,853	6,199
Goodwill amortization expense	—	2,003	2,488
Core deposit intangible amortization expense	500	173	—
Consolidation/repositioning/pooling/mortgage subsidiary closing (income) expense	—	(4,569)	32,350
Losses resulting from misapplication of bank funds	136	1,099	1,252
Other	44,270	34,224	23,236

Total other expense	110,085	91,172	117,350

Earnings before income taxes	37,944	27,574	274
Income tax expense	11,727	4,293	5,392

Net earnings (loss)	$26,217	$23,281	$(5,118)

Net earnings (loss) per share—basic and diluted	$0.78	$0.67	$(0.14)

See accompanying notes to consolidated financial statements.

 GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2002, 2001 (Restated), and 2000 (Restated)
(Dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total
Balance at December 31, 1999	$—	37,302	72,942	71,218	(11,239)	(3,175)	—	$167,048
Net loss for 2000	—	—	—	(5,118)	—	—	—	(5,118)
Change in unrealized gain on available-for-sale securities	—	—	—	—	12,075	—	—	12,075

Total comprehensive income for 2000	—	—	—	(5,118)	12,075	—	—	6,957
Issuance of 393,477 shares of common stock in purchase business combinations	—	393	2,961	—	—	—	—	3,354
Issuance of 570,903 shares of common stock in extinguishment of Company debentures	—	571	199	—	—	—	—	770
Exercise of 19,749 stock options	—	20	50	—	—	—	—	70
Purchase of 800,000 shares of treasury stock	—	—	—	—	—	—	(5,795)	(5,795)
Increase in unearned compensation	—	—	—	—	—	(627)	—	(627)
Dividends paid ($0.08 per common share)	—	—	—	(2,566)	—	—	—	(2,566)

Balance at December 31, 2000	—	38,286	76,152	63,534	836	(3,802)	(5,795)	169,211
Net earnings for 2001	—	—	—	23,281	—	—	—	23,281
Change in unrealized gain on available-for-sale securities	—	—	—	—	(844)	—	—	(844)

Total comprehensive income for 2001	—	—	—	23,281	(844)	—	—	22,437
Exercise of 66,174 stock options	—	66	432	—	—	—	—	498
Purchase of 3,617,010 shares of treasury stock	—	—	—	—	—	—	(25,140)	(25,140)
Decrease in unearned compensation	—	—	—	—	—	362	—	362
Dividends paid ($0.08 per common share)	—	—	—	(2,828)	—	—	—	(2,828)

Balance at December 31, 2001	—	38,352	76,584	83,987	(8)	(3,440)	(30,935)	$164,540
Net earnings for 2002	—	—	—	26,217	—	—	—	26,217
Change in unrealized gain on available-for-sale securities	—	—	—	—	3,497	—	—	3,497

Total comprehensive income for 2002	—	—	—	26,217	3,497	—	—	29,714
Exercise of 86,310 stock options	—	86	188	—	—	—	—	274
Issuance of 5,750,000 shares of common stock	—	5,750	41,295	—	—	—	—	47,045
Allocation of 105,378 shares held by Employee Stock Ownership Plan	—	—	190	—	—	568	—	758
Purchase of 304,500 shares of treasury stock	—	—	—	—	—	—	(2,185)	(2,185)
Increase in unearned compensation	—	—	—	—	—	(9,560)	—	(9,560)
Dividends paid ($0.08 per common share)	—	—	—	(2,812)	—	—	—	(2,812)

Balance at December 31, 2002	$—	44,188	118,257	107,392	3,489	(12,432)	(33,120)	$227,774

See accompanying notes to consolidated financial statements.

 GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000
(Dollars in thousands)

	2002	2001	2000
		(Restated)	(Restated)
Cash flows from operating activities:
Net earnings (loss)	$26,217	$23,281	$(5,118)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	19,420	15,314	4,673
Allocation of ESOP shares	758	362	373
Losses (gains) on the sale of securities	(9,542)	(1,702)	1,927
Extinguishment of notes payable	—	(4,080)	—
Gains on the sale of loans	(2,201)	(1,848)	(5,335)
Decrease in goodwill due to closure of separate mortgage subsidiary	—	—	13,978
Depreciation and amortization	6,892	8,029	8,687
Amortization of investment securities premium, net	1,242	439	(118)
Gain on sale of branches	(2,380)	—	—
Loss (gain) on the sale of assets, net	—	24	516
Deferred income taxes	7,806	(2,260)	(2,673)
Net decrease (increase) in trading securities	3,225	(2,615)	5,931
Change in unrealized losses on trading securities	42	51	49
Origination of loans held for sale, net of repayments	(118,640)	(17,488)	(350,894)
Proceeds from sale of loans held for sale	107,042	56,101	371,708
Other changes:
Accrued interest and other assets	21,990	(6,850)	229
Accrued interest and other liabilities	6,913	4,088	2,800
Increase in cash surrender value of bank-owned life insurance	(3,463)	(3,038)	—

Net cash provided by operating activities	$51,496	$59,632	$46,733

Cash flows from investing activities:
Net increase in loans	$(599,915)	$(309,501)	$(149,604)
Principal collections and proceeds from sales and maturities of available-for-sale securities	1,127,759	634,808	240,533
Purchases of available-for-sale securities	(1,152,681)	(643,991)	(303,516)
Principal collections and proceeds from maturities of held-to-maturity securities	6,644	2,727	4,466
Purchases of held-to-maturity securities	(182,529)	(12,716)	(1,000)
Net additions to premises and equipment	(26,002)	(1,939)	(3,865)
Proceeds from the sale of other assets	—	985	1,907
Purchase of bank-owned life insurance	—	(50,000)	—
Cash received, net of cash paid, in acquisitions	117,110	42,539	—

Net cash used in investing activities	$(709,614)	$(337,088)	$(211,079)

(continued)

Cash flows from financing activities:
Increase (decrease) in deposits	$470,295	$(21,437)	$127,723
Increase in securities sold under agreements to repurchase	49,923	24,697	37,103
(Decrease) increase in federal funds purchased, advances, and other short-term borrowings	(5,250)	6,254	(112,722)
Proceeds from the issuance of subordinated debt	—	30,000	—
Proceeds from long-term debt	692,339	335,500	151,577
Principal payments on long-term debt	(568,876)	(115,206)	(40,769)
Purchase of treasury stock	(2,185)	(25,140)	(5,795)
Proceeds from the issuance of common stock	47,319	498	70
Dividends paid	(2,812)	(2,828)	(2,566)

Net cash provided by financing activities	$680,753	$232,338	$154,621

Increase (decrease) in cash and cash equivalents	22,635	(45,118)	(9,725)
Cash and cash equivalents, beginning of year	73,773	118,891	128,616

Cash and cash equivalents, end of year	$96,408	$73,773	$118,891

Supplemental disclosures of cash flow information:
Cash paid for interest	$96,389	$118,899	$114,950
Income taxes paid	5,715	3,628	1,662
Noncash financing activities:
Issuance of common stock in extinguishment of Company debentures	$—	$—	$770
Issuance of common stock to acquire minority interests	—	—	2,725
Securitization of mortgage loans held for sale	—	41,119	—
Noncash activities related to purchase business combinations:
Operating activities:
Increase in investment securities	—	839	—
Increase in loans and mortgage loans held for sale	(39,070)	—	—
Increase in premises and equipment	1,124	1,026	—
Financing activities:
Increase in deposits	82,408	51,426	—

See accompanying notes to consolidated financial statements.

 GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation

        The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies, collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

(b) Nature of Operations

        The Company is a multi-bank holding company that owns and operates community banks located in Kansas, Missouri, Florida, and Oklahoma. The banks provide a full range of commercial and consumer financial services. The Company owns and operates a full-service broker/dealer and investment firm, an information technology services organization, and a trust company. The Company has determined that its financial services businesses are a single operating segment.

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

(i) Goodwill

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, which establishes new accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

        Prior to the adoption of SFAS No. 142 the excess of the purchase price over fair value of net assets acquired in purchase business combinations was amortized on a straight-line basis generally over twenty years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired business.

(j) Other Income and Other Expense

        Significant items included in Other Income in the consolidated statements of operations:

	2002	2001	2000
	(Dollars in thousands)
Bank-owned life insurance	$3,463	$3,038	$—
Trust fees	2,414	2,297	2,345
Gain on sale of branches	2,380	—	—
Other income	2,669	1,297	5,249

	$10,926	$6,632	$7,594

        Significant items included in Other Expense in the consolidated statements of operations:

	2002	2001	2000
		(Restated)	(Restated)
	(Dollars in thousands)
Information technology services cost	$12,492	$8,635	$1,777
Data processing expense	6,843	4,558	2,740
Professional services	6,067	4,540	3,102
Marketing and advertising	2,748	2,045	2,154
Postage and supplies	2,394	2,860	2,699
Telephone	2,161	1,721	1,632
Other	11,565	9,865	9,132

	$44,270	$34,224	$23,236

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

(m) Earnings Per Share

        Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share include the effects of all dilutive potential common shares outstanding during each period. The shares used in the calculation of basic and diluted income per share are shown below (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Weighted average common shares outstanding	33,588	34,752	37,601
Stock options	183	50	30

	33,771	34,802	37,631

        The Company accounts for stock-based awards to employees using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, compensation expense is not recognized. This method is employed for the Company's stock option plan. Had compensation cost for the Company's stock options granted been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts shown below:

	2002	2001	2000
		(Restated)	(Restated)
	(Dollars in thousands, except per share data)
Net earnings (loss):
As reported	$26,217	$23,281	$(5,118)
Compensation cost, net of tax	(299)	(162)	(151)

Pro forma	25,918	23,119	(5,269)

Basic earnings (loss) per share:
As reported	0.78	0.67	(0.14)
Pro forma	0.77	0.66	(0.14)
Diluted earnings (loss) per share:
As reported	0.78	0.67	(0.14)
Pro forma	0.77	0.66	(0.14)

        Below are the fair values of options granted using an option pricing model and the model assumptions:

	2002	2001	2000
Weighted per share average fair value at grant date	$4.47	$3.24	$1.54
Assumptions:
Dividend yield	0.86%	1.13%	8.45%
Volatility	25.96%	31.02%	46.40%
Risk-free interest rate	3.82%	5.14%	6.50%
Expected life	10	10	10

(n) Derivatives

        The Company is exposed to market risk, including changes in interest rates. To manage the volatility relating to this exposure, the Company utilizes certain derivative instruments. The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments on January 1, 2001. The statement required that all derivative financial instruments be recorded on the balance sheet at fair value, with the adjustment to fair value recorded in current earnings. Derivatives that qualify under the statement in a hedging relationship are designated, based on the exposure being hedged, as fair value or cash flow hedges. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative, as well as gains and losses attributable to the change in fair value of the hedged item, are recognized in current earnings. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income. The ineffective portion is recognized in current earnings.

(2) Restatement and Impact on Earnings

        The Company has restated its consolidated financial statements for the years ended December 31, 2001 and 2000. These consolidated financial statements include all adjustments relating to the restatement for all such prior periods. The restatement principally relates to certain transactions totaling approximately $2.5 million in which Michael W. Gullion, the Company's former Chief Executive Officer, diverted funds of Gold Bank-Kansas to his account for personal use, as well as the use of his Company credit card for personal use, improper reimbursement of personal expenses charged to his personal credit card, and improper recording of such payments in various expense accounts of Gold Bank-Kansas.

        Also included in the restatement are adjustments totaling approximately $487,000 and $14,000 in 2001 and 2000, respectively, related to the following items: a mark-to-market adjustment related to certain investments held in the trading portfolio, an adjustment to increase the amount of goodwill recorded in the acquisition of the minority interest of First Business Bank, (a wholly owned subsidiary of First Business Bancshares which was acquired by the Company in March 2000), an adjustment for expenses associated with the 2000 closure of Gold Banc Mortgage, an adjustment related to reduce the weighted average shares outstanding for the effect of the unallocated shares owned by the Company's

Employee Stock Ownership Plan, and an adjustment of income tax expense for the tax effect of the adjustments described above.

        The effect of the restatement is as follows for the periods presented below:

	2001		2000
	As previously reported	As restated	As previously reported	As restated
	(In thousands, except for per share data)
Balance Sheet Components:
Investment securities—trading	$6,734	$6,668
Total investment securities	588,844	588,778
Goodwill	34,666	35,184	$33,376	$33,981
Other intangible assets, net	4,054	3,984
Accrued interest and other assets	68,051	66,152	58,736	57,736
Total assets	3,016,472	3,014,955	2,717,598	2,717,203
Accrued interest and other liabilities	24,219	23,807	27,736	27,376
Total liabilities	2,850,827	2,850,415	2,548,352	2,547,992
Additional paid in capital	75,955	76,584	75,523	76,152
Retained earnings	85,721	83,987	64,198	63,534
Total stockholders' equity	165,645	164,540	169,246	169,211
Total liabilities and stockholders' equity	3,016,472	3,014,955	2,717,598	2,717,203
Statement of Operations Components:
Unrealized gains (losses) on trading securities	$15	$(51)
Total other income	45,048	44,982
Goodwill amortization expense	1,916	2,003	$2,464	$2,488
Core deposit intangible amortization expense	104	173
Consolidation/repositioning/pooling/ mortgage subsidiary closing expense	(5,046)	(4,569)	32,827	32,350
Losses resulting from misapplication of bank funds	—	1,099	—	1,252
Other expense	34,423	34,224	23,488	23,236
Total other expense	89,639	91,172	116,803	117,350
Earnings before income taxes	29,173	27,574	821	274
Income tax expense	4,820	4,291	5,275	5,392
Net earnings (loss)	24,353	23,281	(4,454)	(5,118)
Earnings (loss) per share—basic and diluted	0.69	0.67	(0.12)	(0.14)
Weighted average shares outstanding—basic	35,470	34,752	37,623	37,601
Weighted average shares outstanding—diluted	35,520	34,802	37,653	37,631

        The restatement had no impact on the Company's net cash flows from operating, investing or financing activities.

(3) Acquisitions

        During 2002, 2001, and 2000, the Company completed the following acquisitions:

Company	Date of acquisition	Total assets acquired	Method of accounting
		(Dollars in millions)
George K. Baum Trust Company	October 2002	$1	Purchase
Encore Bank (Overland Park, Kansas branches)	September 2002	2	Purchase
Ott Financial Corporation	March 2001	1	Purchase
Information Products, Inc.	April 2001	1	Purchase
North America Savings (Leawood, KS branch location)	July 2001	5	Purchase
Country Bancshares	March 2000	553	Pooling
American Bancshares	March 2000	472	Pooling
First Business Bancshares	March 2000	131	Pooling

        On October 31, 2002, the Company acquired 100% of the outstanding common shares of George K. Baum Trust Company "GKB". The operations of Gold Trust Company were merged into GKB, and the name of the surviving entity was changed to Gold Trust Company. The results of GKB's operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $1.8 million and was paid in cash. In connection with the acquisition goodwill of $678,000 was recorded.

        On September 30, 2002, the Company assumed from Encore Bank deposits of $148.9 million and acquired certain physical assets at four branch locations located in the Overland Park, Kansas. In connection with the transaction a core deposit intangible asset of $3.3 million was recorded.

        The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition for the Company's 2002 acquisitions.

	George K. Baum	Encore Bank Branches
	(Dollars in thousands)
Cash and cash equivalents	$1,058	$—
Premises and equipment	—	2,342
Core deposit intangible	—	3,350
Other assets	98	—
Goodwill	678	—

Total assets	1,834	5,692

Deposits	—	(148,909)
Other liabilities	(10)	—

Total liabilities	(10)	(148,909)

Net assets (liabilities)	$1,824	$(143,217)

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

(4) Investment Securities

        The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities by major security category at December 31, 2002, 2001 and 2000 are as follows (dollars in thousands):

	2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
U. S. treasury and agency securities	$142,595	$1,110	$—	$143,705
Obligations of states and political subdivisions	74,787	1,478	159	76,106
Mortgage-backed securities	265,370	3,896	69	269,197
Other	42,647	157	775	42,029

Total	$525,399	$6,641	$1,003	$531,037

Held-to-maturity:
Obligations of states and political subdivisions	$1,244	$44	$—	$1,288
Mortgage-backed securities	155,754	1,520	—	157,274
Other	44,565	1,516	89	45,992

Total	$201,563	$3,080	$89	$204,554

	2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
U. S. treasury and agency securities	$56,497	$350	$54	$56,793
Obligations of states and political subdivisions	63,853	462	1,080	63,235
Mortgage-backed securities	395,842	2,740	1,370	397,212
Other	51,567	61	1,122	50,506

Total	$567,759	$3,613	$3,626	$567,746

Held-to-maturity:
Obligations of states and political subdivisions	$1,530	$20	$5	$1,545
Mortgage-backed securities	174	4	—	178
Other	12,660	103	619	12,144

Total	$14,364	$127	$624	$13,867

	2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
U. S. treasury and agency securities	$279,032	$2,000	$401	$280,631
Obligations of states and political subdivisions	59,625	2,819	33	62,411
Mortgage-backed securities	142,817	558	2,225	141,150
Other	35,502	12	1,383	34,131

Total	$516,976	$5,389	$4,042	$518,323

Held-to-maturity:
Obligations of states and political subdivisions	$1,000	$1	$—	$1,001
Mortgage-backed securities	2,080	86	—	2,166
Other	1,313	1	38	1,276

Total	$4,393	$88	$38	$4,443

        The above table does not include trading securities. The Company's trading portfolio consists of Federal agency securities, tax-exempt bonds and equity securities.

        Other securities classified as available-for-sale consist primarily of restricted stock in the Federal Reserve Bank and Federal Home Loan Banks that are required to be maintained by the Company, as well as certain other debt and equity securities.

        The amortized cost and estimated fair values of investment securities at December 31, 2002 by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2002
	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$299	$306	$59,641	$59,677
Due after one year through five years	5,656	6,073	122,849	124,179
Due after five years through ten years	—	—	17,186	17,631
Due after ten years	39,854	40,901	21,348	21,348
Mortgage-backed securities	155,754	157,274	265,370	269,197
Other	—	—	39,005	39,005

Total	$201,563	$204,554	$525,399	$531,037

        The following table presents proceeds from sale of securities and the components of net securities gains (losses) (dollars in thousands):

	2002	2001	2000
Proceeds from sales	$270,645	$144,101	$155,381

Realized gains	$10,812	$2,046	$387
Realized losses	(1,270)	(344)	(2,314)

Net realized gains (losses)	$9,542	$1,702	$(1,927)

        At December 31, 2002, 2001 and 2000, investment securities with fair values of approximately $535,140,000, $322,254,000 and $328,708,000, respectively, were pledged to secure public deposits and for other purposes.

(5) Loans

        Loans are summarized as follows (dollars in thousands):

	2002	2001	2000
Real estate—mortgage	$1,300,940	$1,008,694	$769,118
Real estate—construction	357,351	203,785	188,118
Commercial	816,542	629,572	535,258
Agricultural	159,950	196,612	202,714
Consumer and other	70,434	112,407	116,879

	2,705,217	2,151,070	1,812,087
Allowance for loan losses	(33,439)	(26,097)	(26,180)

	$2,671,778	$2,124,973	$1,785,907

        Loans made to directors and executive officers of Gold Banc and its subsidiaries were $54,750,000, $41,162,000 and $29,960,000 at December 31, 2002, 2001 and 2000, respectively. Except as discussed below, such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization considerations, and do not represent more than a normal risk of collection. None of the loans to the directors and executive officers of the Company have been classified by regulatory authorities. Changes in such loans for 2002 were as follows (dollars in thousands):

Balance at December 31, 2001	$41,162
Additions	67,825
Amounts collected	(54,237)

Balance at December 31, 2002	$54,750

        In October, 2002, two of the Company's directors drew on lines of credit from Gold Bank-Kansas to purchase common stock in the Company's public offering. One of the directors drew $625,000 on an existing line of credit. The other director drew $546,000 on a new line of credit arranged by Mr. Gullion, former Chief Executive Officer of the Company. The Company's common stock was not pledged as collateral for either of these loans. The lines of credit were unsecured.

        Although the directors were not aware of any regulatory violations when they drew on the lines of credit, bank regulators have taken the position that these transactions were subject to Section 23A of the Federal Reserve Act because the proceeds of these loans were indirectly transferred to the Company, an affiliate of Gold Bank-Kansas, through the purchase of newly issued common stock. These transactions complied with Section 23A as to the dollar limitations that Gold Bank-Kansas could loan to the directors. However, because the loans were unsecured, the loans did not meet the applicable collateral requirements.

        On November 28, 2002, one of the directors repaid in full the draw and all accrued interest on his line of credit. On April 10, 2003, the other director delivered and pledged marketable equity securities (other than Company common stock) in an amount sufficient to meet the applicable collateral requirements to secure his loan, which remains outstanding as of the date hereof.

        Impaired loans include all nonaccrual loans and loans ninety days delinquent and still accruing interest. Impaired loans approximated $15,867,000, $23,007,000 and $19,853,000 at December 31, 2002, 2001 and 2000, respectively. The interest income not recognized on impaired loans was approximately $763,000, $1,955,000, and $1,381,000, in 2002, 2001, and 2000, respectively.

        The following table shows the recorded investment in impaired loans, the amount of that recorded investment for which there is a related allowance for credit losses and the amount of that allowance, and the amount of that recorded investment for which there is no related allowance for credit losses as of December 31, 2002 and 2001 (dollars in thousands):

	2002	2001
Impaired loans for which an allowance has been established	$15,077	$17,737
Impaired loans for which no allowance has been established	790	5,270

Total recorded investment in impaired loans	$15,867	$23,007

Allowance for loan losses allocated to impaired loans	$2,334	$1,938

        The average balance of impaired loans for 2002 and 2001 was $19,602,000 and $22,149,000 based on month-end balances, respectively. The net amount of interest recorded on such loans during their impairment period aggregated $27,000 and $344,000 in 2002 and 2001, respectively. Loans 90 days or more delinquent and still accruing interest amounted to $790,000 and $5,270,000 at December 31, 2002 and 2001, respectively.

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

        Activity in the allowance for loan losses during the years ended December 31, 2002, 2001, and 2000, are as follows (dollars in thousands):

	2002	2001	2000
Balance at beginning of year	$26,097	$26,180	$26,038
Provision for loan losses	19,420	15,314	4,673
Charge-offs	(13,837)	(17,100)	(6,475)
Recoveries	1,759	1,703	1,944

Balance at end of year	$33,439	$26,097	$26,180

(6) Premises and Equipment, net

        Premises and equipment are summarized as follows (dollars in thousands):

	Depreciable life	2002	2001	2000
Land	—	$10,849	$8,315	$5,313
Buildings and leasehold improvements	39 years	49,041	43,888	48,498
Furniture, fixtures, and equipment	5-7 years	45,475	37,144	26,796
Automobiles	5 years	1,010	976	374

		106,375	90,323	80,981
Accumulated depreciation		36,788	32,585	20,355

		$69,587	$57,738	$60,626

        Depreciation expense totaled $6,392,000, $5,853,000, and $6,199,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

        The majority of the Company's operations are conducted in premises owned by the Company. In some cases, leases have been entered into for equipment and space with terms that generally do not exceed ten years. Following is a schedule, by year, of future minimum lease payments required under existing operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2002 (dollars in thousands):

Year	Amount
2003	$3,443
2004	3,330
2005	3,270
2006	2,341
2007	2,041
Thereafter	19,869

Total minimum payments required	$34,294

        The Company records rent expense over the term of the lease. Rent expense amounted to approximately $2,112,000, $1,954,000, and $693,000 for the years ended December 31, 2002, 2001, and 2000, respectively, and is included in net occupancy expense in the accompanying consolidated statements of operations.

(7) Deposits

        Deposits are summarized as follows (dollars in thousands):

	2002	2001	2000
Demand:
Noninterest bearing	$300,679	$263,296	$270,137

Interest-bearing:
NOW	346,868	318,411	287,583
Money market	450,908	283,785	258,577

	797,776	602,196	546,160

Total demand	1,098,455	865,492	816,297
Savings	102,391	126,394	108,225
Time	1,515,723	1,171,980	1,209,355

	$2,716,569	$2,163,866	$2,133,877

        Time deposits include certificates of deposit of $100,000 and greater totaling $537,000,000, $384,000,000 and $349,233,000 at December 31, 2002, 2001 and 2000, respectively.

        Principal maturities of time deposits at December 31, 2002 were as follows (dollars in thousands):

Year	Amount
2003	$1,128,103
2004	222,384
2005	87,216
2006	24,823
2007	52,432
Thereafter	765

$1,515,723

(8) Securities Sold Under Agreements to Repurchase

        Data concerning securities sold under agreements to repurchase was as follows (dollars in thousands):

	2002	2001	2000
Average monthly balance during the year	$128,801	$105,462	$76,987
Maximum month-end balance during the year	171,838	126,024	95,335

        At December 31, 2002, such agreements were secured by investment and mortgage-backed securities. Pledged securities are maintained by a safekeeping agent under the direction of the Company.

(9) Federal Funds Purchased and Other Short-Term Borrowings

        Following is a summary of federal funds purchased and other short-term borrowings at December 31, 2002, 2001 and 2000 (dollars in thousands):

	2002	2001	2000
Advances under a $25 million line of credit from LaSalle National Bank, interest at LIBOR plus 1.25%, maturing on July 1, 2003, secured by subsidiary stock	$—	$—	$8,000
Note payable, secured by certain trading securities weighted average interest rate of 8.65% on margin account	$—	—	3,090
Federal Home Loan Bank (FHLB) advances secured by qualifying one-to-four family mortgage loans, weighted average interest rate of 1.47% and 6.32% at December 31, 2002 and 2001	16,000	30,000	9,279
Federal funds purchased and other borrowings, weighted average interest rate of 1.81%, 3.58% and 3.99% at December 31, 2002, 2001 and 2000	8,500	908	483
Notes payable of Gold Banc Corporation, Inc. Employee Stock Ownership Plan, secured by Company stock	—	—	3,802
Treasury, Tax and Loan	1,158	—	—

	$25,658	$30,908	$24,654

        In connection with the pending formal supervisory actions against the Company and the requirement that the Company restate its financial statements as a result of misappropriation of funds by Mr. Gullion, the Company may be in default under its lines of credit with LaSalle Bank and FHLB-Des Moines and the Company's ESOP (see Note 10) may be in default under it's line of credit with LaSalle Bank. The Company anticipates that LaSalle Bank will waive these defaults. The Company plans to contact FHLB-Des Moines to request a similar waiver. If these lenders do not grant the waivers or refuse to extend additional credit, the Company anticipates that alternative financing will be available on reasonable terms and conditions. If the Company is unable to replace these lines of credit with alternative financing on reasonable terms or conditions, this could have a material adverse affect on the Company's liquidity.

(10) Long-Term Borrowings

        Following is a summary of long-term borrowings at December 31, 2002, 2001 and 2000 (dollars in thousands):

	2002	2001	2000
FHLB borrowings by subsidiary banks bearing weighted average fixed interest rates of 4.30%, 5.18% and 5.99% at December 31, 2002, 2001 and 2000, secured by qualifying one-to-four family mortgage loans (see Note 14)	$536,391	$412,887	$190,383
Note payable of Gold Banc Corporation, Inc. Employee Stock Ownership Plan, weighted average interest rate of 3.51% and 3.75% at December 31, 2002 and 2001, secured by 1,498,267 shares of Company Stock as of December 31, 2002	12,433	3,440	—
Note payable to Union Bank and Trust Company at a fixed interest rate, maturing October 17, 2006 (paid in 2001)	—	—	6,000
Other	24	86	4,178

	$548,848	$416,413	$200,561

        Principal maturities of long-term debt, including subordinated debt and preferred securities, at December 31, 2002 are as follows (dollars in thousands):

Year	Amount
2003	$95,319
2004	13,737
2005	40,310
2006	27,933
2007	75,681
Thereafter	295,868

$548,848

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

(11) Subordinated Debt and Trust Preferred Debentures

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

        On June 9, 1999, GBCI Capital Trust II (Trust II), a Delaware business trust formed by the Company, completed the sale of $37.6 million of 9.12% Preferred Securities. Trust II used the net proceeds from the offering to purchase a like amount of 9.12% Junior Subordinated Deferrable Interest Debentures of the Company. The Debentures are the sole assets of Trust II and are eliminated, along with the related income statement effects, in the consolidated financial statements. Total expenses associated with the offering approximated $1.5 million and are included in "Other Assets" and are being amortized on a straight-line basis over the life of the debentures.

        The Preferred Securities accrue and pay distributions quarterly at annual rates of 8.75% (Trust) and 9.12% (Trust II) of the stated liquidation amount of $25 per Preferred Security. The Company has fully and unconditionally guaranteed all of the obligations of the trusts. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Preferred Securities.

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

(12) Consolidation/Repositioning/Pooling/Mortgage Subsidiary Closing Expense

        During 1999, the Company consolidated its Kansas banks into a single statewide organization, and during 2000, the Company consolidated its Oklahoma banks into a single statewide organization. The plan for the consolidation was formed with the intention to reposition the Company to improve service to its customers, achieve higher profitability, and enhance its visibility in each state.

        The plan primarily involved exiting certain duplicate branch banking facilities resulting in asset write-downs to estimated fair value, eliminating duplicate backroom functions, abandoning certain leases, and reducing the number of full-time employees. Accordingly, the Company recognized repositioning expenses of $4,024,000 in 2000 and $4,630,000 in 1999. Details of the Kansas and Oklahoma repositioning accrual are as follows (dollars in thousands):

		2001			2002
	Accrued at December 31, 2000			Accrued at December 31, 2001			Accrued at December 31, 2002
		Expense	Paid		Expense	Paid
Salaries, benefits, and severance	$392	—	215	177	—	177	—
Lease abandonments	24	—	24	—	—	—	—
Other repositioning expenses	227	—	227	—	—	—	—

	$643	—	466	177	—	177	—

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

        During the fourth quarter of 2000, the Company announced it would close its separate mortgage banking subsidiary, Gold Banc Mortgage. As a result of this decision, the Company recorded expenses of $19.3 million in 2000. Details of the mortgage banking subsidiary closing accrual are as follows (dollars in thousands):

		2001			2002
	Accrued at December 31, 2000			Accrued at December 31, 2001			Accrued at December 31, 2002
		Expense	Paid		Expense	Paid
	(Restated)	(Restated)		(Restated)
Salaries, benefits, and severance	$341	—	302	39	—	39	—
Lease abandonments	174	—	174	—	—	—	—
Other closing expenses	1,095	—	1,095	—	—	—	—

	$1,610	—	1,571	39	—	39	—

        On August 13, 2001, a three person arbitration panel ruled in the Company's favor on its claims against the sellers of Regional Holding Company to Gold Banc in 1999, and denied all counterclaims that the sellers made against the Company. The panel canceled promissory notes to the former owners totaling $4,080,000, plus awarded monetary damages of $489,000. The award of $4,569,000 was recorded in the consolidated financial statements as a reduction of mortgage closing expenses in 2001.

(13) Income Taxes

        Income tax expense (benefit) related to operations for 2002, 2001, and 2000 is summarized as follows (dollars in thousands):

	Current	Deferred	Total
2002:
Federal	$3,727	$6,949	$10,676
State	194	857	1,051

	$3,921	$7,806	$11,727

2001 (Restated):
Federal	$4,687	$(1,519)	$3,168
State	1,866	(741)	1,125

	$6,553	$(2,260)	$4,293

2000 (Restated):
Federal	$6,235	$(1,175)	$5,060
State	1,830	(1,498)	332

	$8,065	$(2,673)	$5,392

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002, 2001 and 2000 are presented below (dollars in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Deferred tax assets:
Allowance for loan losses	$11,704	$9,399	$8,847
Unrealized loss on AFS securities	—	5	45
Net operating loss carryovers	—	33	837
Capital loss carryforward	718	3,614	—
Losses resulting from misapplication of bank funds	665	665	350
Other	1,869	1,271	1,849

Total deferred tax assets	14,956	14,987	11,928

Deferred tax liabilities:
Unrealized gain on AFS securities	2,149	—	—
FHLB stock dividends	376	410	449
Premises and equipment	3,924	4,007	5,233
Deferred income	928	1,337	—
Real estate investment trust income	9,515	—	—
Other	1,404	1,903	953

Total deferred tax liabilities	18,296	7,657	6,635

Net deferred tax (liabilities) assets	$(3,340)	$7,330	$5,293

        A valuation allowance for deferred tax assets was not necessary at December 31, 2002, 2001 and 2000 due to the Company's past and expected profitability.

        The Company has deferred income for tax purposes related to its investment in a Real Estate Investment Trust due to a different tax year for a subsidiary entity. As a result of a new regulation promulgated by the Treasury Department in 2002, this income will be included in taxable income ratably over a four year period beginning in 2002. As a result of this change in tax law, the Company has recorded a deferred income tax payable of $9,515,000 as of December 31, 2002, which will be paid ratably in the years ending December 31, 2003, 2004, and 2005.

        A reconciliation of expected income tax expense, based on the statutory rate of 35% for 2002, 2001, and 2000, to actual tax expense for 2002, 2001, and 2000 is summarized as follows (dollars in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Expected federal income tax expense	$13,280	$9,650	$96
Tax-exempt interest	(1,929)	(2,014)	(1,192)
State taxes, net of federal tax benefit	683	731	321
Goodwill amortization	—	564	776
Capital loss carryforward	—	(3,152)	—
Write-off of goodwill	—	(1,599)	4,671
Acquisition and pooling expenses	—	—	899
Bank-owned life insurance	(1,092)	(686)	—
Other	785	799	(179)

	$11,727	$4,293	5,392

(14) Employee Benefit Plans

        The Gold Banc Corporation, Inc. Employee Stock Ownership Plan (ESOP) was formed to acquire shares of Company common stock for the benefit of all eligible employees. At December 31, 2002, 2001 and 2000, respectively, the ESOP borrowings, used to acquire shares of the Company's common stock on the open market, totaled $12,433,000, $3,440,000 and $3,802,00 and were secured by 1,498,267, 671,348 and 766,438 unallocated shares of Company common stock. The ESOP will repay the debt with contributions and dividends received from the Company. Accordingly, the Company has recorded the obligation with an offsetting amount of unearned compensation included in stockholders' equity in the accompanying consolidated balance sheets. The amount of annual contributions from the Company is determined by the board of directors. Contributions were approximately $1,088,000, $968,000, and $795,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The 2002 contribution was used to make principal payments of $568,000. The fair value of the unallocated shares at December 31, 2002 aggregated approximately $14,907,000.

        The Company has a 401(k) savings plan for the benefit of all eligible employees. The Company matched 50% of employee contributions up to 5% of base compensation, subject to certain Internal

Revenue Service limitations. Contributions charged to salaries and employee benefits expense were $717,218, $648,000, and $535,000 for 2002, 2001, and 2000, respectively.

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

	2002		2001		2000
	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Outstanding at beginning of year	1,134,009	$8.00	953,712	$8.09	806,287	$8.71
Granted	514,000	8.11	249,000	7.21	235,920	6.08
Forfeited	—	—	(2,529)	10.85	(68,746)	3.53
Exercised	(86,310)	4.71	(66,174)	5.16	(19,749)	9.72

Outstanding at end of year	1,561,699	8.12	1,134,009	8.00	953,712	8.09

Options exercisable at year-end	653,619	$8.18	610,269	$7.48	569,152	$6.83

        The following table summarizes information about the Plan's stock options at December 31, 2002:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.79-4.56	9,000	8.17	$4.25	1,800	$4.25
4.88-5.25	174,915	5.20	5.13	172,915	5.11
6.58-8.00	902,184	8.05	7.09	275,584	6.98
8.75-11.05	195,500	9.10	10.03	8,400	9.32
12.13-13.25	275,100	5.46	12.54	191,920	12.50
15.75-18.38	5,000	5.08	17.06	3,000	17.07

$3.79-18.38	1,561,699	7.35	$8.12	653,619	8.18

(15) Intangible Assets and Goodwill

        The following table presents information about the Company's intangible assets.

			December 31, 2001		December 31, 2000
December 31, 2002
			(Restated) Gross carrying amount		(Restated) Gross carrying amount
	Gross carrying amount	Accumulated amortization		Accumulated amortization		Accumulated amortization
(In thousands)
Core deposit intangible	$7,508	$673	$4,158	$173	$—	$—

        As of December 31, 2002, the Company does not have any intangible assets that are not being amortized. Aggregate amortization expense on intangible assets for the years ended December 31, 2002 and 2001 was $500,000 and $173,000, respectively. Estimated annual amortization expense for the years 2003 through 2007 is as follows (dollars in thousands).

2003	$751
2004	751
2005	751
2006	751
2007	751

        Effective January 1, 2002, the Company adopted Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimable useful lives be amortized over their respective estimate useful lives to their estimated residual values, and reviewed for impairment.

        The Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. To accomplish this, the Company was first required to identify its reporting units, which have been determined to be at the individual subsidiary basis. The carrying value of each reporting unit was then established by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The fair value of each reporting unit was determined and compared to the carrying amount of the reporting unit. Because the fair value of each of the reporting unit exceeded the carrying value of the unit, no impairment of reporting unit goodwill was indicated. As a result, no impairment loss was recognized as a cumulative effect of a change in accounting principle in the Company's 2002 consolidated statement of operations.

        During 2002, CompuNet Engineering, Inc., a wholly-owned subsidiary of the Company ("CompuNet"), did not earn a majority of its revenue by providing services to financial institutions. As a result, the Company may be required under the BHC Act to divest itself of CompuNet Engineering. If CompuNet is sold for less than the carrying value of its associated net assets, including goodwill, the Company would be required to record a goodwill impairment charge. The goodwill associated with CompuNet was $4.6 million at December 31, 2002.

        In addition, the Company may be required to cease engaging, directly or indirectly, in all activities other than those permissible for a bank holding company without financial holding company status. The Company currently does not have any goodwill recorded with respect to any of its subsidiaries that are conducting such activities. However, if the Company is required to cease engaging in such activities, the Company may incur a loss in connection with the liquidation or sale of the subsidiaries conducting such activities. The Company is unable at this time to estimate the magnitude of such potential losses.

        As required by SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. The following table compares results of operations as if no goodwill amortization had been recorded in 2001 and 2000.

	2002	2001	2000
	(Dollars in thousands, except per share data)
Reported net earnings:	$26,217	$23,281	$(5,118)
Add back goodwill amortization	—	2,003	2,488

Adjusted net earnings	$26,217	$25,314	$(2,630)

Basic earnings (loss) per share:
Reported net earnings	$0.78	$0.67	$(0.14)
Add back goodwill amortization	—	0.06	0.07

Adjusted basic earnings (loss) per share	$0.78	$0.73	$(0.07)

Diluted earnings (loss) per share:
Reported net earnings	$0.78	$0.67	$(0.12)
Add back goodwill amortization	—	0.06	0.07

Adjusted diluted earnings (loss) per share	$0.78	$0.73	$(0.05)

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (dollars in thousands):

Balance as of January 1, 2002	$35,184
Goodwill acquired during the year	678
Impairment losses	—
Reduction in goodwill due to sale of branches	(219)

Balance as of December 31, 2002	$35,643

(16) Financial Instruments With Off-Balance Sheet Risk

        Financial instruments, which represent off-balance sheet credit risk, consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $742,045,000 at December 31, 2002. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

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

(17) Disclosures About the Fair Value of Financial Instruments

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

        The estimated fair value of the Company's financial instruments is as follows (dollars in thousands):

	2002		2001		2000
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and cash equivalents	$96,408	$96,408	$73,773	$73,773	$118,891	$118,891
Investment securities	736,085	739,076	588,778	588,347	525,981	526,031
Mortgage loans held for sale	25,134	25,134	11,335	11,335	134,081	134,081
Loans	2,671,778	2,727,616	2,124,973	2,171,926	1,785,907	1,781,114
Deposits	2,716,569	2,727,933	2,163,866	2,200,438	2,133,877	2,133,877
Securities sold under agreements to repurchase	153,595	153,595	103,672	103,672	78,975	78,975
Federal funds purchased, and other short-term borrowings	25,658	25,658	30,908	30,908	24,654	24,654
Long-term borrowings	661,985	703,391	528,162	536,158	283,110	287,584
Derivative instruments	588	588	—	—	—	—

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

  •
  Derivative instruments—The fair value of derivative instruments is based on the estimated amounts that the Company would have to receive or pay to terminate the contracts at the reporting date (i.e., mark-to-market value). Fair market values are based on dealer quotes.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

(18) Capital Adequacy

        Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below on a consolidated basis, dollars in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. At December 31, 2002, 2001 and 2000, total risk-based and Tier 1 capital includes approximately $747,762,000, $55,173,000 and $55,173,000 of Trust

Preferred Debentures, which is permitted under regulatory guidelines. Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject.

	2002			2001			2000
	Actual			Actual			Actual
			Minimum required (A)			Minimum required (A)			Minimum required (A)
	Amount	Ratio		Amount	Ratio		Amount	Ratio
				(Restated)			(Restated)
	(Dollars in thousands)
Total capital
(to risk-weighted assets):
Gold Banc Corporation	$327,399	11.02%	$237,715	263,332	11.35%	$185,659	$241,848	11.38%	$170,080
Gold Bank—Oklahoma	81,867	10.56	62,049	70,168	10.13	55,390	70,913	10.94	51,842
Gold Bank—Florida	52,233	10.25	40,785	42,682	11.08	30,828	39,199	11.53	27,205
Gold Bank—Kansas	167,053	10.04	133,073	123,746	10.17	97,352	111,218	11.58	76,860
Tier 1 capital
(to risk-weighted assets):
Gold Banc Corporation	$255,980	8.61%	$118,857	180,203	7.76%	$92,830	$188,954	8.89%	$85,040
Gold Bank—Oklahoma	72,422	9.34	31,024	61,723	8.91	27,695	62,791	9.69	25,921
Gold Bank—Florida	47,528	9.32	20,393	38,809	10.07	15,414	36,842	10.33	13,603
Gold Bank—Kansas	147,764	8.88	66,536	109,968	9.04	48,676	100,418	10.45	38,430
Tier 1 capital
(to adjusted quarterly average assets)
(leverage ratio):
Gold Banc Corporation	$255,980	6.96%	$147,063	180,203	6.20%	$116,218	$188,954	7.13%	$106,003
Gold Bank—Oklahoma	72,422	7.37	39,330	61,723	7.05	35,007	62,791	7.47	33,626
Gold Bank—Florida	47,528	7.27	26,132	38,809	6.87	22,588	36,842	7.56	19,437
Gold Bank—Kansas	147,764	7.28	81,153	109,968	7.52	58,524	100,418	8.08	49,686

(A)
Dollar amount required to meet guidelines for adequately capitalized institutions.

        The Company is in the process of negotiating through Mr. Gullion's attorney the purchase of all or part of Mr. Gullion's shares of the Company's common stock to partially satisfy his restitution obligations to the Company and to avoid the sale by his secured lender of his shares in order to satisfy his indebtedness to that lender. This may require the use of the Company's capital resources.

(19) Parent Company Condensed Financial Statements

        Following is condensed financial information of the Company as of December 31, 2002, 2001 and 2000 and for the three years ended December 31, 2002 (dollars in thousands):

Condensed Balance Sheets
December 31, 2002, 2001 and 2000

	2002	2001	2000
		(Restated)	(Restated)
Assets
Cash	$1,599	$376	$2,188
Investment securities	14,473	936	1,230
Investment in subsidiaries	317,549	256,190	239,202
Other	6,512	9,352	11,284

Total assets	$340,133	$266,854	$253,904

Liabilities and Stockholders' Equity
Subordinated debt and guaranteed preferred beneficial interests in Company debentures	$96,300	$96,300	$66,300
Borrowings	12,433	4,701	17,933
Other	3,626	1,313	460

Total liabilities	112,359	102,314	84,693
Stockholders' equity	227,774	164,540	169,211

Total liabilities and stockholders' equity	$340,133	$266,854	$253,904

Condensed Statements of Operations
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
		(Restated)	(Restated)
Dividends from subsidiaries	$10,240	$15,927	$38,018
Management fees from subsidiaries	869	3,940	2,321
Interest income	78	364	291
Unrealized gain (losses) on trading securities	(18)	15	(49)
Other expense, net	(6,286)	(15,018)	(13,357)

Income before equity in undistributed earnings of subsidiaries	4,883	5,228	27,224
Equity in undistributed earnings (loss) of subsidiaries	27,494	14,325	(36,644)

Earnings (loss) before income tax (benefit)	32,377	19,553	(9,420)
Income tax (benefit)	6,160	(3,728)	(4,302)

Net earnings (loss)	$26,217	$23,281	$(5,118)

Condensed Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
		(Restated)	(Restated)
Cash flows from operating activities:
Net earnings (loss)	$26,217	$23,281	$(5,118)
Equity in undistributed (earnings) loss of subsidiaries	(27,494)	(14,325)	36,644
Extinguishment of debt	—	(4,080)	—
Net change in trading securities	—	20	45
Other	5,833	2,801	(7,470)

Net cash provided by operating activities	4,556	7,697	24,101

Cash flows from investing activities:
Net change in available for sale securities	(13,537)	274	1,542
Net change in loans	—	150	1,324
Net additions to premises and equipment	(595)	(166)	(875)
Capital contributions to subsidiaries	(30,453)	(3,505)	(24,724)

Net cash used in investing activities	(44,585)	(3,247)	(22,733)

Cash flows from financing activities:
Net change in borrowings	(1,070)	(8,790)	3,627
Purchase of treasury stock	(2,185)	(25,140)	(5,795)
Proceeds from the issuance of common stock	47,319	498	70
Proceeds from issuance of subordinated debt	—	30,000	—
Payment of dividends	(2,812)	(2,830)	(2,566)

Net cash provided by (used in) financing activities	41,252	(6,262)	(4,664)

Net increase (decrease) in Cash	1,223	(1,812)	(3,296)
Cash at beginning of year	376	2,188	5,484

Cash at end of year	$1,599	$376	$2,188

        The primary source of funds available to the Company is the payment of dividends by the subsidiaries and borrowings. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 2002, the subsidiaries could pay dividends of approximately $44.7 million without prior regulatory approval. Banking regulatory authorities have the authority to prohibit or limit dividends paid by the Company's subsidiary banks to the Company and dividends paid by the Company to its shareholders.

(20) Subsequent Events

        On January 7, 2003, the Company announced the signing of an agreement for the sale of its Guymon, Oklahoma branch location to The City National Bank of Guymon. The sale closed on April 11, 2003.

        On March 4, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its Helena and Wakita, Oklahoma branch locations to Farmers Exchange Bank of Cherokee, Oklahoma. The sale of these branches is expected to close in the second quarter of 2003 upon receipt of regulatory approvals.

        On March 14, 2003, the Company announced that Malcolm M. Aslin would replace Michael W. Gullion as Chief Executive Officer of the Company and as President and Chief Executive Officer of Gold Bank-Kansas, effective March 17, 2003. Mr. Gullion was replaced due to improper conduct discovered during an internal investigation which was conducted in close cooperation with bank regulatory authorities as part of their regularly scheduled examination of Gold Bank-Kansas.

(21) Comprehensive Income

        Statement of Financial Accounting Standards No. 130 requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from nonowner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The components of other comprehensive income as shown below are unrealized holding gains and losses on available for sale securities.

        The amount of income tax expense or benefit allocated to each component of other comprehensive income is as follows:

	Unrealized before-tax amount	Tax (expense) or benefit	Net of tax amount
	(Dollars in thousands)
Year ended December 31, 2002:
Unrealized gains on securities:
Unrealized holding gains (losses)	$15,193	$(5,791)	$9,402
Reclassification adjustment for (gains) losses included in net income	(9,542)	3,637	(5,905)

Other comprehensive income	$5,651	$(2,154)	$3,497

Year ended December 31, 2001
Unrealized gains on securities:
Unrealized holding gains (losses)	$342	$(129)	$213
Reclassification adjustment for (gains) losses included in net income	(1,702)	645	(1,057)

Other comprehensive income	$(1,360)	$516	$(844)

Year ended December 31, 2000
Unrealized gains on securities:
Unrealized holding gains (losses)	$20,797	$(7,489)	$13,308
Reclassification adjustment for (gains) losses included in net income	(1,927)	694	(1,233)

Other comprehensive income	$18,870	$(6,795)	$12,075

(22) Derivative Instruments

        The Company utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing of certain liabilities. The use of such derivative financial instruments is intended to reduce the Company's interest rate exposure. Derivative financial instruments held by the Company for purposes of managing interest rate risk are summarized as follows:

	December 31
	2002		2001		2000
	Notional Amount	Credit exposure	Notional amount	Credit exposure	Notional amount	Credit exposure
	(Dollars in thousands)
Interest rate swaps	$82,550	—	—	—	—	—

        The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company's credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.

        During 2002, Gold Banc received net cash flows on derivative financial instruments of $1,314,000.

        During August 2002, the Company entered into $28.7 million, $37.6 million, and $16.3 million notional amount of interest rate swap agreements that provide for the Company to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offered Rate plus 2.36%, 2.83%, and 2.13%, respectively. The underlying hedged liabilities are the Company's guaranteed preferred beneficial interests in GBCI Capital Trust, GBCI Capital Trust II, and ABI Capital Trust subordinated debentures. The terms of the swap agreements provide for the Company to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by the Company at December 31, 2002.

        The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of December 31, 2002 were as follows:

Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
	(Dollars in thousands)			(Dollars in thousands)
December 31, 2027	$28,750	4.16%	8.75%	(54)
June 30, 2029	37,550	4.63%	9.12%	621
June 30, 2008	16,250	3.93%	8.50%	21

        On April 7, 2003, the $28.75 million notional amount interest rate swap was terminated by the counterparty.

(23) Summary of Operating Results by Quarter—Unaudited

	Three Months Ended
2002
	March 31	June 30	Sept. 30	Dec. 31
	(Restated)	(Restated)	(Restated)
Interest income	$47,798	$50,134	$50,954	$53,046
Interest expense	23,838	24,701	24,775	24,711
Net interest income	23,960	25,433	26,179	28,335
Net loans	2,277,470	2,394,614	2,464,065	2,671,778
Non-performing loans	20,956	18,100	18,242	15,867
Provision for loan losses	5,035	4,920	3,165	6,300
Noninterest income	13,830	16,868	15,840	17,004
Noninterest expense	24,768	27,504	28,763	29,050
Income tax provision	1,930	2,837	2,656	3,804
Net earnings	6,057	7,040	7,435	5,685
Total assets	3,234,970	3,323,012	3,648,881	3,811,723
Non-performing assets	29,963	24,963	25,234	22,226
	Three Months Ended
2001 (Restated)
	March 31	June 30	Sept. 30	Dec. 31
Interest income	$52,986	$51,116	$50,724	$51,975
Interest expense	30,727	29,599	29,869	27,528
Net interest income	22,259	21,517	20,855	24,447
Net loans	1,819,004	1,867,255	2,019,144	2,124,973
Non-performing loans	18,881	17,773	20,573	23,007
Provision for loan losses	2,545	1,795	5,225	5,749
Noninterest income	10,012	9,860	17,109	12,147
Noninterest expense	20,461	21,556	25,848	27,453
Income tax provision	3,202	2,333	638	(1,880)
Net earnings	6,063	5,693	6,253	5,272
Total assets	2,694,343	2,871,172	2,933,000	3,014,955
Non-performing assets	22,576	23,556	30,022	32,512
	Three Months Ended
2000 (Restated)
	March 31	June 30	Sept. 30	Dec. 31
Interest income	$50,306	$52,543	$53,128	52,390
Interest expense	26,089	29,242	29,939	29,637
Net interest income	24,217	23,301	23,189	22,753
Net loans	1,677,076	1,713,542	1,756,913	1,785,907
Non-performing loans	5,691	19,836	21,848	20,722
Provision for loan losses	661	1,014	978	2,020
Noninterest income	8,304	8,259	4,963	5,534
Noninterest expense	32,530	20,313	21,670	41,060
Income tax provision	150	3,865	1,950	(573)
Net earnings	(820)	6,368	3,554	(14,220)
Total assets	2,559,157	2,674,998	2,655,761	2,717,203
Non-performing assets	8,416	21,408	23,637	24,486

	Three Months Ended
Per Share 2002
	March 31	June 30	Sept. 30	Dec. 31
	(Restated)	(Restated)	(Restated)
Net earnings—basic	$0.18	$0.21	$0.22	$0.17
Net earnings—diluted	0.18	0.21	0.22	0.17
Dividends	0.02	0.02	0.02	0.02

	Three Months Ended
Per Share 2001 (Restated)
	March 31	June 30	Sept. 30	Dec. 31
Net earnings—basic	$0.17	$0.16	$0.18	$0.16
Net earnings—diluted	0.17	0.16	0.18	0.16
Dividends	0.02	0.02	0.02	0.02

	Three Months Ended
Per Share 2000 (Restated)
	March 31	June 30	Sept. 30	Dec. 31
Net earnings (loss)—basic	$(0.02)	$0.16	$0.10	$(0.38)
Net earnings (loss)—diluted	(0.02)	0.16	0.10	(0.38)
Dividends	0.02	0.02	0.02	0.02

        The following tables reconcile the Company's previously filed quarterly financial information to the quarterly financial information included herein for restatements described more fully in Note 2.

Quarter ended March 31, 2002	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Interest income	$47,967	$(169)	$47,798
Interest expense	23,838	—	23,838

Net interest income	$24,129	$(169)	$23,960
Net loans	$2,277,470	—	$2,277,470
Non-performing loans	20,956	—	20,956
Provision for loan losses	5,035	—	5,035
Noninterest income	13,826	4	13,830
Noninterest expense	24,800	(32)	24,768
Income tax expense	2,113	(183)	1,930
Net earnings	6,007	50	6,057
Total assets	3,235,167	(197)	3,234,970
Non-performing assets	24,930	5,033	29,963
Earnings per share—basic	0.18	—	0.18
Earnings per share—diluted	0.18	—	0.18
Dividend	0.02	—	0.02
Weighted average shares outstanding—basic	33,723	(809)	32,914
Weighted average shares outstanding—diluted	33,798	(809)	32,989
Quarter ended June 30, 2002	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Interest income	$50,303	$(169)	$50,134
Interest expense	24,701	—	24,701

Net interest income	$25,602	$(169)	$25,433
Net loans	$2,394,614	—	$2,394,614
Non-performing loans	18,100	—	18,100
Provision for loan losses	4,920	—	4,920
Noninterest income	16,929	(61)	16,868
Noninterest expense	27,479	25	27,504
Income tax expense	3,020	(183)	2,837
Net earnings	7,112	(72)	7,040
Total assets	3,323,414	(402)	3,323,012
Non-performing assets	19,905	5,058	24,963
Earnings per share—basic	0.21	—	0.21
Earnings per share—diluted	0.21	—	0.21
Dividend	0.02	—	0.02
Weighted average shares outstanding—basic	33,696	(947)	32,749
Weighted average shares outstanding—diluted	33,921	(947)	32,974

Quarter ended September 30, 2002	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Interest income	$51,122	$(168)	$50,954
Interest expense	24,775	—	24,775

Net interest income	$26,347	$(168)	$26,179
Net loans	$2,464,065	—	$2,464,065
Non-performing loans	18,242	—	18,242
Provision for loan losses	3,165	—	3,165
Noninterest income	15,901	$(61)	15,840
Noninterest expense	28,738	25	28,763
Income tax expense	2,840	(184)	2,656
Net earnings	7,505	(70)	7,435
Total assets	3,649,487	(606)	3,648,881
Non-performing assets	20,176	5,058	25,234
Earnings per share—basic	0.22	—	0.22
Earnings per share—diluted	0.22	—	0.22
Dividend	0.02	—	0.02
Weighted average shares outstanding—basic	33,713	(1,085)	32,628
Weighted average shares outstanding—diluted	33,933	(1,085)	32,848

        The amounts presented for 2002 above differ from the previously filed Form 10-Qs because of the effect of the adjustments described in Note 2 and other adjustments related to deferred loan fees totaling $675,000, elimination of intercompany profit on computer hardware sales totaling $245,000 and a change in the estimated useful life of the core deposit intangible asset totaling $100,000.

Quarter ended March 31, 2001	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Interest income	$52,986	—	$52,986
Interest expense	30,727	—	30,727

Net interest income	$22,259	—	$22,259
Net loans	$1,819,004	—	$1,819,004
Non-performing loans	18,881	—	18,881
Provision for loan losses	2,545	—	2,545
Noninterest income	10,012	—	10,012
Noninterest expense	20,422	$39	20,461
Income tax expense	3,334	(132)	3,202
Net earnings	5,970	93	6,063
Total assets	2,694,382	(39)	2,694,343
Non-performing assets	22,526	50	22,576
Earnings per share—basic	0.16	0.01	0.17
Earnings per share—diluted	0.16	0.01	0.17
Dividend	0.02	—	0.02
Weighted average shares outstanding—basic	37,000	(754)	36,246
Weighted average shares outstanding—diluted	37,038	(754)	36,284

Quarter ended June 30, 2001	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Interest income	$51,116	—	$51,116
Interest expense	29,599	—	29,599

Net interest income	$21,517	—	$21,517
Net loans	$1,867,255	—	$1,867,255
Non-performing loans	17,773	—	17,773
Provision for loan losses	1,795	—	1,795
Noninterest income	9,860	—	9,860
Noninterest expense	21,040	$516	21,556
Income tax expense	2,465	(132)	2,333
Net earnings	6,077	(384)	5,693
Total assets	2,871,250	(78)	2,871,172
Non-performing assets	21,046	2,510	23,556
Earnings per share—basic	0.17	(0.01)	0.16
Earnings per share—diluted	0.17	(0.01)	0.16
Dividend	0.02	—	0.02
Weighted average shares outstanding—basic	35,488	(742)	34,746
Weighted average shares outstanding—diluted	35,536	(742)	34,794
Quarter ended September 30, 2001	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Interest income	$50,724	—	$50,724
Interest expense	29,869	—	29,869

Net interest income	$20,855	—	$20,855
Net loans	$2,019,144	—	$2,019,144
Non-performing loans	20,573	—	20,573
Provision for loan losses	5,225	—	5,225
Noninterest income	17,109	—	17,109
Noninterest expense	25,809	$39	25,848
Income tax expense	770	(132)	638
Net earnings	6,160	93	6,253
Total assets	2,933,117	(117)	2,933,000
Non-performing assets	24,989	5,033	30,022
Earnings per share—basic	0.18	—	0.18
Earnings per share—diluted	0.18	—	0.18
Dividend	0.02	—	0.02
Weighted average shares outstanding—basic	35,050	(730)	34,320
Weighted average shares outstanding—diluted	35,112	(730)	34,382

Quarter ended December 31, 2001	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Interest income	$51,975	—	$51,975
Interest expense	27,528	—	27,528

Net interest income	$24,447	—	$24,447
Net loans	$2,124,973	—	$2,124,973
Non-performing loans	23,007	—	23,007
Provision for loan losses	5,749	—	5,749
Noninterest income	12,147	—	12,147
Noninterest expense	26,448	$1,005	27,453
Income tax expense	(1,749)	(131)	(1,880)
Net earnings	6,146	(874)	5,272
Total assets	3,016,472	(1,517)	3,014,955
Non-performing assets	27,479	5,033	32,512
Earnings per share—basic	0.17	(0.01)	0.16
Earnings per share—diluted	0.17	(0.01)	0.16
Dividend	0.02	—	0.02
Weighted average shares outstanding—basic	35,470	(718)	34,752
Weighted average shares outstanding—diluted	35,520	(718)	34,802
Quarter ended March 31, 2000	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Interest income	$50,306	—	$50,306
Interest expense	26,089	—	26,089

Net interest income	$24,217	—	$24,217
Net loans	$1,677,076	—	$1,677,076
Non-performing loans	5,691	—	5,691
Provision for loan losses	661	—	661
Noninterest income	8,304	—	8,304
Noninterest expense	32,524	$6	32,530
Income tax expense	121	29	150
Net earnings	(785)	(35)	(820)
Total assets	2,559,163	(6)	2,559,157
Non-performing assets	8,416	—	8,416
Earnings per share—basic	(0.02)	—	(0.02)
Earnings per share—diluted	(0.02)	—	(0.02)
Dividend	0.02	—	0.02
Weighted average shares outstanding—basic	37,829	(371)	37,458
Weighted average shares outstanding—diluted	37,880	(371)	37,509

Quarter ended June 30, 2000	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Interest income	$52,543	—	$52,543
Interest expense	29,242	—	29,242

Net interest income	$23,301	—	$23,301
Net loans	$1,713,542	—	$1,713,542
Non-performing loans	19,836	—	19,836
Provision for loan losses	1,014	—	1,014
Noninterest income	8,259	—	8,259
Noninterest expense	20,307	$6	20,313
Income tax expense	3,836	29	3,865
Net earnings	6,403	(35)	6,368
Total assets	2,675,010	(12)	2,674,998
Non-performing assets	21,408	—	21,408
Earnings per share—basic	0.16	—	0.16
Earnings per share—diluted	0.16	—	0.16
Dividend	0.02	—	0.02
Weighted average shares outstanding—basic	37,589	(428)	37,161
Weighted average shares outstanding—diluted	37,625	(428)	37,197
Quarter ended September 30, 2000	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Interest income	$53,128	—	$53,128
Interest expense	29,939	—	29,939

Net interest income	$23,189	—	$23,189
Net loans	$1,756,913	—	$1,756,913
Non-performing loans	21,848	—	21,848
Provision for loan losses	978	—	978
Noninterest income	4,963	—	4,963
Noninterest expense	21,664	$6	21,670
Income tax expense	1,921	29	1,950
Net earnings	3,589	(35)	3,554
Total assets	2,655,800	(39)	2,655,761
Non-performing assets	23,637	—	23,637
Earnings per share—basic	0.10	—	0.10
Earnings per share—diluted	0.10	—	0.10
Dividend	0.02	—	0.02
Weighted average shares outstanding—basic	37,486	(485)	37,001
Weighted average shares outstanding—diluted	37,486	(485)	37,001

Quarter ended December 31, 2000	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Interest income	$52,390	—	$52,390
Interest expense	29,637	—	29,637

Net interest income	$22,753	—	$22,753
Net loans	$1,785,907	—	$1,785,907
Non-performing loans	20,722	—	20,722
Provision for loan losses	2,020	—	2,020
Noninterest income	5,534	—	5,534
Noninterest expense	40,531	$529	41,060
Income tax expense	(603)	30	(573)
Net earnings (loss)	(13,661)	(559)	(14,220)
Total assets	2,717,598	(395)	2,717,203
Non-performing assets	24,436	50	24,486
Earnings per share—basic	(0.38)	—	(0.38)
Earnings per share—diluted	(0.38)	—	(0.38)
Dividend	0.02	—	0.02
Weighted average shares outstanding—basic	37,371	(542)	36,829
Weighted average shares outstanding—diluted	37,529	(542)	36,987

        The amounts presented for 2001 and 2000 above differ from the previously filed Form 10-Qs because of the effect of the restatements described in Note 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item concerning the directors and executive officers of the Company is incorporated herein by reference, under the captions "Election of Directors" and "Executive Officers", from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

        The information required by this Item concerning beneficial ownership reporting compliance of the Company is incorporated herein by reference, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance", from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item concerning remuneration of the Company's officers and directors is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In late October 2002, the Company's Audit Committee received information from the Company's Chief Financial Officer and Internal Auditor that a circumvention of the internal controls of Gold Bank-Kansas appeared to have occurred. Steven Rector, who was then serving as the cashier of Gold Bank-Kansas, credited the demand deposit account of Michael W. Gullion, who was then serving as the Chairman of the Board and Chief Executive Officer of the Company and as the Chairman of the Board, Chief Executive Officer and President of Gold Bank-Kansas, in the amount of $565,915 before an incoming wire transfer of funds was received by Gold Bank-Kansas to offset that credit. Mr. Gullion used the amount credited to his personal account to purchase common stock in the Company's October 2002 public offering. An internal investigation conducted by the Audit Committee, with assistance from its independent legal counsel, discovered that two additional transactions in the aggregate amount of $225,000 had occurred in June and October of 2002 that also involved a credit to Mr. Gullion's demand deposit account before incoming wire transfers were received, which transfers appear to have been made at the direction of Mr. Gullion. Mr. Gullion has reimbursed Gold Bank-Kansas for these anticipatory credits, including interest at the prime rate of 4.5% from the dates of the original credits to his account.

        As a result of this investigation, the Company notified bank regulatory authorities of these suspicious transactions. The FRB-KC and the Commissioner reviewed these transactions as part of their regularly scheduled joint examination of Gold Bank-Kansas. During that examination, additional suspicious transactions were discovered which caused the Audit Committee and its independent counsel to expand the scope of the internal investigation.

        The expanded investigation revealed that in November 2000, Gold Bank-Kansas issued a cashier's check for $1.0 million to a broker-dealer account controlled by Mr. Gullion. Mr. Gullion subsequently received from that broker-dealer account three checks for $100,000, $400,000 and $500,000, respectively. It also revealed that in May 2001, a $900,000 check payable to Gold Bank-Kansas was deposited into Mr. Gullion's demand deposit account. These amounts were part of a real estate transaction in which a business acquaintance of Mr. Gullion purchased real estate for $2.4 million and immediately sold it to Gold Bank-Kansas for $4.4 million. This transaction was not presented to or approved by the Board of Directors of Gold Bank-Kansas or the Company. Mr. Gullion received $1.9 million of bank funds in the transaction. Mr. Gullion has not reimbursed Gold Bank-Kansas for these funds. As a result of these revelations, the Company has recorded a pre-tax expense of $1.0 million for 2000, which increased its previously reported 2000 loss per share from $(0.12) to $(0.14). The Company recorded an additional pre-tax expense of $900,000 for 2001, which reduced its previously reported 2001 earnings per share from $0.69 to $0.67. The Company also reduced its investments in real estate by $1.0 million in 2000 and $900,000 in 2001 to reflect the bank funds diverted to Mr. Gullion. The Company has restated its previously reported financial statements for such years.

        The expanded investigation also discovered improper credits to Mr. Gullion's personal bank account and improper expenses incurred for the personal benefit of Mr. Gullion and his family members, including purchases of automobiles for personal use. These funds were obtained through various means including the use of his Company credit card for personal use, improper reimbursement of personal expenses charged to his personal credit card, and improper recording of such payments in various expense accounts of Gold Bank-Kansas. The amount of these improper credits and expenses total approximately $600,000. Mr. Gullion has not reimbursed Gold Bank-Kansas for these improper expenses. Since these amounts have been previously expensed, these losses do not adversely affect the Company's previously reported results of operations. These expenses, however, have been reclassified by the Company as "Loss resulting from misapplication of bank funds" in the financial statements included elsewhere in this Amended Report.

        The expanded investigation also revealed that Mr. Rector made an unauthorized transfer of $40,000 from Mr. Gullion's account to his own account.

        Gold Bank-Kansas maintains various types of insurance policies covering defalcations by officers and employees that may cover most or all of the losses, subject to applicable deductibles. The Company is examining whether to submit an insurance claim in the future based on a determination as to whether the risk of increased premiums or difficulty in obtaining insurance coverage would more than offset that benefit. Mr. Gullion has offered, through his attorney, to make restitution of all amounts appropriately due us and to secure that obligation with his assets in an appropriate amount. Because Gold Bank-Kansas has recognized these losses, if in the future Mr. Gullion makes such restitution or Gold Bank-Kansas receives insurance proceeds, Gold Bank-Kansas will record those payments as income in the period received. See "Item 1—Business—Summary of Recent Events and Restatement of Financial Statements" above for a discussion of the status of our negotiations with Mr. Gullion regarding his restitution.

        As a result of the aforementioned discoveries, the Boards of Directors of the Company and Gold Bank-Kansas terminated Mr. Gullion and Mr. Rector from all positions with the Company, Gold Bank-Kansas and the Company's other subsidiaries. They also obtained the resignation of Mr. Gullion from the Company's Board of Directors. The Company has taken significant additional actions to improve its internal controls, control environment, corporate governance and its standards for ethical and honest conduct by all of its employees, as described under "Item 14—Controls and Procedures" below which is incorporated herein by reference.

        In connection with the issuance of a March 14, 2003 press release announcing the replacement of Mr. Gullion with a new Chief Executive Officer due to improper conduct described more fully above, the Company filed a Current Report on Form 8-K on the same date, notified the SEC of these discoveries and pledged its full cooperation with any inquiry made by the SEC into these matters. The SEC subsequently initiated an informal investigation of these matters. The Company and its directors and officers are cooperating fully with that investigation. Nasdaq also has made an informal request for information concerning these matters and the Company is cooperating fully with that request.

        Additional information required by this Item concerning certain relationships and related transactions with respect to persons other than Mr. Gullion and Mr. Rector is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's current Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures, as amended by the recent actions taken by the Company's Board of Directors and Audit Committee to improve such controls and procedures as described below, were effective.

        As described in more detail under "Item 13—Certain Relationships and Related Transactions" above, during the fourth quarter of 2002 and the first quarter of 2003, the Company learned of instances of circumvention of certain internal controls that had been occurring since at least 2000 related to improper conduct by Michael W. Gullion, the former Chief Executive Officer and Chairman of the Board of the Company, and by Steven Rector, the former cashier of Gold Bank-Kansas. The investigation conducted by the Company's Audit Committee, with assistance from independent counsel, forensic accountants, the Company's internal audit function, which was outsourced in March 2003 to Deloitte & Touche ("Internal Auditors"), and senior management, in close cooperation with the FRB-KC and the Commissioner, covered the time period from January 1, 1998 through April 12, 2003. However, the underlying documentation for some transactions in 1998 and early 1999 was incomplete.

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

  •
  A decision was made to separate the positions of Chairman of the Board and Chief Executive Officer at both the Company and Gold Bank-Kansas. The Board has not yet elected a new Chairman of the Board. The Company's Nominating/Corporate Governance Committee has commenced a search for a new director who will satisfy the criteria for an "Audit Committee Financial Expert" as defined by the SEC to serve on the Audit Committee. All new directors will be provided with a comprehensive orientation program.

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

  •
  A program has been established to ensure that the new policies and procedures are implemented and that the Company and its subsidiaries are operated with integrity and the highest ethical standards. This program includes orientation programs to acquaint all of the Company's and its subsidiaries' employees with the new policies and procedures and the standards of conduct that are expected of all directors, officers and employees under the Code of Business Conduct and Ethics. All employees will be required to execute an agreement to comply with the Code on an annual basis.

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

  •
  The internal audit function has been outsourced to Deloitte & Touche as of March 2003. Its recognized experience will substantially strengthen monitoring of internal controls. That firm can also provide assistance in designing, establishing and regularly updating such controls.

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

  2.
  The former cashier had authority to initiate wire transfers and also had certain "audit" responsibilities. In addition, the person who performed reconciliations reported to the cashier. Responsibility for all three of these duties has been separated and is now held by different individuals who are not in the same chain of command. The audit responsibility has been assigned to the internal audit department and reconciliations are being performed by someone who does not report to anyone who has authority to initiate wire transfers.

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

  •
  In an effort to update our insider trading policies, the Board of Directors adopted a (i) Policy Applicable to Covered Persons Regarding Securities Trading and Handling of Nonpublic Information, and (ii) Policy Applicable to all Employees and Agents Regarding Securities Trading and Handling of Nonpublic Information, and updated and improved its Section 16 Reporting Policy. These policies reflect our desire to ensure that none of our employees, officers or directors trade in our common stock on the basis of material nonpublic information. In addition, the Section 16 Reporting Policy mandates that all transactions in our common stock by executive officers and directors are reported in filings with the SEC on a timely basis.

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

        The Company and regulatory authorities have identified weaknesses with internal controls, firewalls and security protocols for the information technology system used by the subsidiary banks. The

Company has engaged consultants to evaluate and recommend improvements to the security features of the information technology system. The Company has hired a new information security officer and a new chief technology officer. The Company has also constructed a new wide area network and is in the process of adding and improving security protocols, firewalls and DMZs for the information technology system.

        Although the framework has been put in place to materially improve the control structure and environment of the Company, it will take some time to realize all of the benefits from the Company's initiatives. Moreover, the Board of Directors and senior management recognize that this is a continuing and evolving process that will require regular updating and refinement to keep pace with final rules of the SEC and the NASD, evolving "best practices" in corporate governance and internal controls, and lessons learned from the ongoing internal investigation, the bank regulatory examination and the SEC's informal investigation. While there can be no assurance that new problems will not be found in the future, the Company expects to continue to improve its controls in the future.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  Exhibits, Financial Statements and Financial Statement Schedules:

          (1)  Financial Statements:

        The following consolidated financial statements of our Company and reports of our Company's independent auditors are filed herewith:

(2)  Financial Statement Schedules:

        The following financial statement schedules of our Company, if any, are filed herewith:

          None

(3)  Exhibits:

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
*10.1
Amended and Restated Employment Agreement between Gold Banc Corporation, Inc. and Malcolm M. Aslin dated March 28, 2003. (Previously filed as Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 31, 2003 for the period ended December 31, 2002 and the same is incorporated herein by reference.)
10.2	[Reserved]
*10.3
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
*10.5	1994 Key Employer Stock Option Plan. (Previously filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-34152) and the same is incorporated herein by reference).
*10.6
Incentive Stock Option Plan, dated May 28, 1996, and Form of Incentive Stock Option Agreement. (Previously filed as Exhibit 10.9 to the American Bancshares, Inc. Annual Report on Form 10-KSB filed on March 31, 1997, and the same is incorporated herein by reference.)
*10.7
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
21.1
List of Subsidiaries of Gold Banc Corporation, Inc. (Previously filed as Exhibit 21.1 to our Annual Report on Form 10-K filed with the SEC on March 31, 2003 for the year ended December 31, 2002 and the same is incorporated herein by reference.)
23.1	Consent of KPMG LLP.
99.1
Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated April 15, 2003, which is accompanying this Annual Report on Form 10-K/A for the year ended December 31, 2002 and is not treated as filed in reliance on the SEC's Interim Guidance Regarding Filing Procedures.
99.2
Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated April 15, 2003, which is accompanying this Annual Report on Form 10-K/A for the year ended December 31, 2002 and is not treated as filed in reliance on the SEC's Interim Guidance Regarding Filing Procedures.
*	Management contracts or compensating plans or arrangements required to be identified by Item 15(a).

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

  •
  On March 14, 2003, the Company filed a Current Report on Form 8-K announcing that Malcolm M. Aslin replaced Michael W. Gullion as Chief Executive Officer of the Company, effective March 17, 2003 due to irregularities in his personal bank account.

  •
  On April 4, 2003, the Company filed a Current Report on Form 8-K announcing the occurrence of a conference call held on April 4, 2003, at which the Company provided an earnings forecast and business outlook for the first quarter, as well as for the full fiscal year, of 2003.

(c)  Exhibits.

        See exhibits identified above under Item 15(a)3.

(d)  Financial Statement Schedules.

        See financial statement schedules identified above under Item 15(a)2, if any.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BANC CORPORATION, INC. (Registrant)
	By:	/s/ MALCOLM M. ASLIN Malcolm M. Aslin Chief Executive Officer
Dated: April 15, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MALCOLM M. ASLIN Malcolm M. Aslin	Director and Chief Executive Officer	April 15, 2003
/s/ RICK J. TREMBLAY Rick J. Tremblay	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	April 15, 2003
/s/ D. PATRICK CURRAN D. Patrick Curran	Director	April 15, 2003
/s/ WILLIAM R. HAGMAN, JR. William R. Hagman, Jr.	Director	April 15, 2003
/s/ DONALD MCNEIL Donald McNeill	Director	April 15, 2003
/s/ ALLEN D. PETERSEN Allen D. Petersen	Director	April 15, 2003
/s/ E. MILES PRENTICE III E. Miles Prentice III	Director	April 15, 2003
/s/ WILLIAM RANDON William Randon	Director	April 15, 2003
/s/ GARY RUSS J. Gary Russ	Director	April 15, 2003
/s/ WILLIAM F. WRIGHT William F. Wright	Director	April 15, 2003

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Malcolm M. Aslin, Chief Executive Officer of Gold Banc Corporation, Inc. (the "registrant"), certify that:

  1.
  I have reviewed the registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 (this "annual report");

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003
	By:	/s/ MALCOLM M. ASLIN Malcolm M. Aslin Chief Executive Officer

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Rick J. Tremblay, Executive Vice President and Chief Financial Officer of Gold Banc Corporation, Inc. (the "registrant"), certify that:

  1.
  I have reviewed the registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 (this "annual report");

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003
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
PART II
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GOLD BANC CORPORATION, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002, 2001 AND 2000
Condensed Balance Sheets December 31, 2002, 2001 and 2000
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