Form 10-Q/A
period 2002-03-31
GOLD BANC CORP INC
filed 2003-05-15
CIK 1015610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

GOLD BANC CORPORATION, INC.

INDEX TO 10-Q FOR THE QUARTERLY

PERIOD ENDED MARCH 31, 2002

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 solely for the purpose of amending Items 1 and 2 of Part I and Item 6 of Part II of that Quarterly Report due to the recent developments described below.

On March 14, 2003, we issued a press release and filed a Current Report on Form 8-K announcing that Malcolm M. Aslin would replace Michael W. Gullion as our Chief Executive Officer and as President and Chief Executive Officer of our subsidiary, Gold Bank-Kansas, effective March 17, 2003.  Mr. Gullion was replaced due to improper conduct discovered during an internal investigation that was conducted in close cooperation with bank regulatory authorities as part of their regularly scheduled examination of Gold Bank-Kansas.

Our Audit Committee led an internal investigation with assistance from its independent legal counsel, forensic accountants and our internal audit department, which was outsourced in March 2003 to Deloitte & Touche.  The scope of the internal investigation was extensive and included transactions, accounts, assets, loans and other matters involving Mr. Gullion, his family members or related entities that were identified as possibly suspicious during the investigation or otherwise by Gold Bank-Kansas personnel or regulatory officials.  The internal investigation is complete.  A report on the results of the internal investigation was issued on March 31, 2003 and was supplemented on April 9, 2003.  The internal investigation generally covered the period commencing January 1, 1998 through April 12, 2003.  However, the underlying documentation for some transactions in 1998 and early 1999 was incomplete.  See “Item 1.—Business—Summary of Recent Events and Restatement of Financial Statements” and “Item 13 — Certain Relationships and Related Transactions” in our Annual Report on Form 10-K/A for 2002 (the “2002 Annual Report”) for additional information related to the investigation.

As a result of the investigation, we determined that it was necessary to restate our financial statements for the years ended December 31, 2001 and 2000.  The financial statements reflecting this restatement were included in our 2002 Annual Report.  See “Item 6 — Selected Consolidated Financial Data” and the restatement of our consolidated financial statements and the notes thereto contained in “Item 8 — Financial Statements and Supplementary Data”, including Note 2 “Restatement and Impact on Earnings” and Note 23 “Summary of Operating Results by Quarter — Unaudited” in the 2002 Annual Report.  Based on discussions with the staff of the SEC, we are also restating our quarterly financial statements for 2002 and 2001.  This report includes the restatement of the financial statements for the first quarter of 2002 and 2001.  This report includes all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin No. 99 (“SAB 99”).  In addition, this report also includes adjustments relating to the reclassification of expenses related to Mr. Gullion’s misconduct and other minor adjustments. See Note 2 to the consolidated financial statements included elsewhere in this report. Except as described in this paragraph, we are not modifying our previous disclosures (which were made based upon the information that was then available) to address or account for events that have occurred subsequent to the date our original Form 10-Q was filed.  In the near future, we will file Form 10-Q/As with the SEC for the second and third quarters of 2002 containing restated financial statements for the second and third quarters of 2002 and 2001.

PART I

FINANCIAL INFORMATION

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(unaudited)

	Mar. 31, 2002	Dec. 31, 2001
	(Restated)	(Restated)
Assets
Cash and due from banks	$66,784	$73,675
Federal funds sold and interest-bearing deposits	56,393	98
Total cash and cash equivalents	123,177	73,773
Investment securities:
Available-for-sale	546,554	567,746
Held-to-maturity	23,466	14,364
Trading	2,772	6,668
Total investment securities	572,792	588,778
Mortgage loans held for sale, net	39,500	11,335
Loans, net	2,277,301	2,124,973
Premises and equipment, net	67,542	57,738
Goodwill, net	35,184	35,184
Intangible assets	3,957	3,984
Cash surrender value of bank owned life insurance	54,141	53,038
Accrued interest and other assets	59,923	66,152
Total assets	$3,233,517	$3,014,955
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$2,380,331	$2,163,866
Securities sold under agreements to repurchase	104,498	103,672
Federal funds purchased and other short-term borrowings	1,083	30,908
Guaranteed preferred beneficial interests in Company’s debentures	111,749	111,749
Long-term borrowings	447,626	416,413
Accrued interest and other liabilities	26,027	23,807
Total liabilities	3,071,314	2,850,415
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized 38,404,002 issued at March 31, 2002 and 38,352,074 issued at December 31, 2001	38,404	38,352
Additional paid-in capital	76,640	76,584
Retained earnings	89,273	83,987
Accumulated other comprehensive income (loss), net	(204)	(8)
Unearned compensation	(8,790)	(3,440)
	195,323	195,475
Less treasury stock 4,721,510 shares at March 31, 2002 and 4,417,010 shares at December 31, 2001	(33,120)	(30,935)
Total stockholders’ equity	162,203	164,540
Total liabilities and stockholders’ equity	$3,233,517	$3,014,955

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

For The Three Months Ended

(In thousands, except per share data)

(unaudited)

	Mar. 31, 2002	Mar. 31, 2001
	(Restated)	(Restated)
Interest Income:
Loans, including fees	38,866	$44,144
Investment securities	8,337	7,131
Other	595	1,711
	47,798	52,986
Interest Expense:
Deposits	15,397	24,324
Borrowings and other	8,441	6,403
	23,838	30,727
Net interest income	23,960	22,259
Provision for loan losses	5,035	2,545
Net interest income after provision for loan losses	18,925	19,714
Other income:
Service fees	3,970	2,595
Investment trading fees and commissions	1,396	1,467
Net gains on sale of mortgage loans	695	870
Net securities gains	600	979
Information technology services	4,815	1,393
Other	2,354	2,708
	13,830	10,012

Other expense:
Salaries and employee benefits	11,948	10,605
Net occupancy expense	1,478	1,464
Depreciation expense	1,509	1,548
Goodwill amortization expense	—	552
Core deposit intangible amortization	125	—
Losses resulting from misapplication of bank funds	25	70
Information technology services	3,171	795
Other	6,512	5,427
	24,768	20,461
Earnings before income tax	7,987	9,265
Income tax expense	1,930	3,202
Net earnings	$6,057	$6,063

Net earnings per share-basic and diluted	$0.18	$0.17

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2002 (Restated) and March 31, 2001 (Restated)

(Dollars in thousands)

	Preferred stock	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total

Balance at December 31, 2000	$—	38,286	76,152	63,534	836	(3,802)	(5,795)	169,211
Net income for the three months ended March 31, 2001	—	—	—	6,063	—	—	—	6,063
Change in unrealized gain on available-for-sale securities	—	—	—	—	519	—	—	519
Total comprehensive income for the three months ended March 31, 2001	—	—	—	6,063	519	—	—	6,582
Exercise of 36,887 stock options	—	37	173	—	—	—	—	210
Purchase of 874,000 shares of treasury stock	—	—	—	—	—	—	(5,397)	(5,397)
Decrease in unearned compensation	—	—	—	—	—	—	—	—
Dividends paid ($0.02 per common share)	—	—	—	(735)	—	—	—	(735)
Balance at March 31, 2001	$—	38,323	76,325	68,862	1,355	(3,802)	(11,192)	169,871

Balance at December 31, 2001	$—	38,352	76,584	83,987	(8)	(3,440)	(30,935)	164,540
Net earnings for the three months ended March 31, 2002	—	—	—	6,057	—	—	—	6,057
Change in unrealized gain on available-for-sale securities	—	—	—	—	(196)	—	—	(196)
Total comprehensive income for the three months ended March 31, 2002	—	—	—	6,057	(196)	—	—	5,861
Exercise of 51,927 stock options	—	52	56	—	—	—	—	108
Purchase of 304,500 shares of treasury stock	—	—	—	—	—	—	(2,185)	(2,185)
Decrease in unearned compensation	—	—	—	—	—	(5,350)	—	(5,350)
Dividends paid ($0.02 per common share)	—	—	—	(771)	—	—	—	(771)
Balance at March 31, 2002	$—	38,404	76,640	89,273	(204)	(8,790)	(33,120)	162,203

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended

(In thousands)

(unaudited)

	March 31, 2002	March 31, 2001
	(Restated)	(Restated)
Cash flows from operating activities:
Net earnings	$6,057	$6,063
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities, net of purchase acquisitions:
Provision for loan losses	5,035	2,545
Gains on sales of securities	(600)	(979)
Amortization of investment securities’ premiums, net of accretion	(19)	(136)
Depreciation	1,509	1,548
Amortization of intangible assets	125	—
Amortization of goodwill	—	552
Gain on sale of mortgage loans, net	(695)	(870)
Bank owned life insurance	(1,103)	—
Net (increase) decrease in trading securities	3,896	1,548
Proceeds from sale of loans held for sale	28,154	58,522
Origination of loans held for sale, net of repayments	(55,623)	(17,862)
Other changes:
Accrued interest receivable and other assets	6,153	7,034
Accrued interest payable and other liabilities	2,697	(653)
Net cash (used in) provided by operating activities	(4,414)	57,312
Cash flows from investing activities:
Net increase in loans	(157,363)	(35,642)
Principal collections and proceeds from maturities of held-to-maturity securities	(200)	1,179
Principal collections and proceeds from sales and maturities of available-for-sale securities	232,646	215,424
Purchases of available-for-sale securities	(211,527)	(174,423)
Purchases of held-to-maturity securities	9,306	—
Net additions to premises and equipment	(11,313)	(605)
Cash paid, net of cash received, in purchase acquisition	—	(2,490)
Net cash (used in) provided by investing activities	(156,663)	3,443
Cash flows from financing activities:
Increase (decrease) in deposits	216,465	(32,345)
Net increase (decrease) in short-term borrowings	(28,999)	36,146
Proceeds From FHLB & long-term borrowings	25,863	—
Payment on FHLB & long-term borrowings	—	(27,298)
Proceeds from issuance of common stock	108	210
Purchase of treasury stock	(2,185)	(5,397)
Dividends paid	(771)	(735)
Net cash provided by (used in) financing activities	210,481	(29,419)
Increase in cash and cash equivalents	49,404	31,336
Cash and cash equivalents, beginning of period	73,773	118,891
Cash and cash equivalents, end of period	$123,177	$150,227
Supplemental schedule of non-cash activities:
Non-cash investing activities related to the securitization of loans held for sale:
Increase in investment securities	—	$27,733
Decrease in mortgage loans held for sale	—	27,733
Non-cash activities related to purchase acquisitions:
Increase in land, buildings, and equipment	—	$38
Increase in other assets	—	1,600
Increase in other liabilities	—	17
Increase in trading securities	—	835
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	24,071	31,973
Cash paid for income taxes	1,717	2,734

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation.

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K/A (the “2002 Annual Report”).

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

2.               Restatement and Impact on Earnings.

As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000.  The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin 99.  We are also filing amended Form 10-Qs with respect to the first three quarters of 2002 to reflect the restatement of the financial information for such periods.  Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 and 2000.  The accompanying consolidated financial statements restate our financial statements for the three months ended March 31, 2002 and March 31, 2001.

The restatement principally related to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The transactions were discovered by an internal investigation conducted by our Audit Committee, with assistance from its independent legal counsel and forensic accountants.  For a detailed discussion of the internal investigation and the transactions discovered therefrom, see “Item 13 — Certain Relationships and Related Transactions” in the 2002 Annual Report.

The effect of the restatement is as follows for the periods presented below:

	Restatements to Net Earnings as Previously Reported
	Pre-Tax	Tax Effect	After Tax	% Change to Reported
		(Dollars in thousands)
Three Months Ended March 31:
2002	$(133)	$(183)	$50	0.80%
2001	$(39)	$(132)	$93	1.50%

The impact of these amounts to reported basic and diluted earnings (loss) per share is as follows:

	Basic Earnings Per Share		Diluted Earnings Per Share
	As reported	As restated	As reported	As restated
Three Months Ended March 31:
2002	$0.18	$0.18	$0.18	$0.18
2001	$0.16	$0.17	$0.16	$0.17

3.               Earnings per Common Share.

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

The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 2002 and 2001 are shown below (in thousands):

	For the three months ended March 31
	2002	2001
	(Restated)	(Restated)
Weighted average common shares outstanding	33,798	37,000
Unallocated ESOP Shares	(809)	(754)
Total basic weighted average common shares outstanding	32,989	36,246
Stock options	65	38
Total diluted weighted average common shares outstanding	33,054	36,284

4.               Intangible Assets and Goodwill

The following table presents information about the Company’s intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

	March 31, 2002		March 31, 2001
	(Restated)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Amortized intangible assets:
Core deposit premium	$4,156	$199	$—	$—
Total	$4,156	$199	$—	$—
Aggregate amortization expense for the three-months ended		$125		$—

Estimated amortization expense for the years ending December 31 (in thousands):

2002	$277
2003	$277
2004	$277
2005	$277
2006	$277

As required by SFAS 142, the Company discontinued recording goodwill amortization expense effective January 1, 2002. The following tables compare results of operations as if no goodwill amortization had been recorded in 2001.

	For the Three Months Ended March 31
	2002	2001
	(Restated)	(Restated)
	(In thousands except per share data)
Reported net income	$6,057	$6,063
Add back goodwill amortization	—	552
Adjusted net income	$6,057	$6,615
Basic earnings per share:
Reported net income	$0.18	$0.17
Add back goodwill amortization	—	0.01
Adjusted net income	$0.18	$0.18
Diluted earnings per share
Reported net income	$0.18	$0.17
Add back goodwill amortization	—	0.01
Adjusted net income	$0.18	$0.18

5.               Comprehensive Income.

Comprehensive income was $5.8 million and $6.6 million for the three months ended March 31, 2002 and 2001, respectively. The difference between comprehensive income and net earnings presented in the Consolidated Statement of Earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended March 31, 2002 and 2001, the Company recorded reclassification adjustments of $342,000 and $626,000 associated with gains included in net earnings for the periods.

6.               Mergers, Acquisitions, Dispositions and Consolidations

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

	Historical Basis	Fair Value Adjustments	Adjusted Balances

Cash	$266,000	—	266,000
Investments	858,000	—	858,000
Fixed assets	38,000	—	38,000
Account receivable	51,000	—	51,000
Other assets	61,000	—	61,000
Goodwill	—	1,481,000	1,481,000

	$1,274,000	1,481,000	2,755,000

Other accrued expenses	$17,000	—	17,000
Stockholders’ equity	1,257,000	1,481,000	2,738,000

	$1,274,000	1,481,000	2,755,000

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

	Historical Basis	Fair Value Adjustments	Adjusted Balances

Inventory	$453,000	(19,000)	434,000
Fixed assets	260,000	—	260,000
Account receivable	557,000	(135,000)	422,000
Goodwill	—	921,000	921,000

	$1,270,000	767,000	2,037,000

Accounts payable	$642,000	(5,000)	637,000
Other accrued expenses	581,000	(53,000)	528,000
Stockholders’ equity	47,000	825,000	872,000

	$1,270,000	767,000	2,037,000

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

	HistoricalBasis	Fair Value Adjustments	Adjusted Balances

Cash	$239,000	—	239,000
Loans	34,000	—	34,000
Fixed assets	1,489,000	—	1,489,000
Intangible asset	—	4,156,000	4,156,000

	$1,762,000	4,156,000	5,918,000

Deposits	$51,410,000	—	51,410,000
Accrued interest	221,000	—	221,000

Net liabilities	$(49,869,000)	4,156,000	(45,713,000)

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

Sales of Rural Branches.  In January 2002, we entered into contracts to sell branches of Gold Bank-Kansas located in rural Kansas. The branch sales closed in the second quarter of 2002.  Bank branches in Oberlin, Colby and Norcatur, with deposits of $27.3, $12.6, and $8.9 million, respectively, were sold to one purchaser. The branch in Alma, with deposits of $23.3 million, was sold to a second purchaser.

7.               Treasury Stock

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

8.               Consolidation/Repositioning/Mortgage Subsidiary Closing Expense

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

		Activity for Quarter Ended March 31, 2002
	Accrual at Dec. 31, 2001	Expense	Paid	Accrual at March 31, 2002
		(In thousands)
Salaries, benefits and severance	$177	—	$107	$70

		Activity for Quarter Ended March 31, 2001
	Accrual at Dec. 31, 2000	Expense	Paid	Accrual at March 31, 2001
		(In thousands)
Salaries, benefits and severance	$392	—	$74	$318
Lease abandonments	24	—	17	7
Other repositioning expenses	227	—	114	113
	$643	—	$205	$438

During the fourth quarter of 2000, the Company announced it would close its separate mortgage banking subsidiary, Gold Banc Mortgage. As a result of this decision, the Company recorded expenses of $19.3 million in 2000. Details of the Gold Banc Mortgage closing accrual at March 31, 2002 and 2001 are as follows (in thousands):

		Activity for Quarter Ended March 31, 2002
	Accrual at Dec. 31, 2001	Expense	Paid	Accrual at March 31, 2002
		(In thousands)
Salaries, benefits and severance	$39	—	—	$39

		Activity for Quarter Ended March 31, 2001
	Accrual at Dec. 31, 2000	Expense	Paid	Accrual at March 31, 2001
	(Restated)			(Restated)
		(In thousands)
Salaries, benefits and severance	$341	—	$55	$286
Lease abandonments	174	—	118	56
Other repositioning expenses	1,095	—	559	536
	$1,610	—	$732	$878

9.               Subsequent Events

On January 2, 2002, the Company announced the completion of purchase and assumption agreements for the sale of four Kansas branch locations. The Company has reached agreement with the Bank of Oberlin, Kansas for the purchase of the Colby, Oberlin, and Norcatur, Kansas branch locations, and also reached agreement with Stockgrowers State Bank of Maple Hill, Kansas for the purchase of the Alma, Kansas branch location. The sales closed in the second quarter 2002.

On April 24, 2002 the Board of Directors declared a $0.02 cash dividend on common stock to shareholders of record as of May 7, 2002, payable on May 14, 2002.

10.         Legal proceedings

Regional Holding Litigation

The following legal proceedings all relate to our acquisition of Regional Holding Company, Inc. in 1999. We purchased all of the capital stock of Regional Holding from Brad D. Ives, David W. Murrill and Robert E. McGannon on August 2, 1999, for a purchase price of approximately $13.2 million, pursuant to a Stock Purchase Agreement, dated July 1, 1999, between us, Regional Holding and Ives, Murrill and McGannon (the “Regional Acquisition”).

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

We obtained an award in our favor after an arbitration hearing held July 16-24, 2001. A three-person AAA panel made an award in our favor canceling the $4.08 million promissory notes from us to Ives, Murrill and McGannon, and awarding us additional damages of $489,000 against Ives, Murrill and McGannon. In addition, the AAA panel ruled in our favor on all of Ives’, Murrill’s and McGannon’s counter-claims. The AAA panel denied a request for costs and fees, and denied a motion to reallocate or amend the award. As a result of the AAA panel’s ruling, we recorded the cancellation of the notes payable and the monetary award as a reduction of other expense in the third quarter of 2001. With respect to the accounting dispute, the AAA panel ruled in our favor, ordering the parties to submit the matter in accordance with the contract procedures. As of May 15, 2002, it had not yet been submitted to Ernst & Young, LLP for decision.

Civil Court Challenges of First Arbitration Award.  On November 9, 2001, Ives and Murrill filed a Petition to Vacate or Modify Arbitration Award in Jackson County, Missouri District Court.  On November 13, 2001, McGannon, who now is represented by separate counsel from Ives and Murrill, filed a virtually identical Petition to Vacate or Modify Arbitration Award, also in Jackson County. The petitions seek to have the court set aside the AAA panel’s award on the grounds that the panel exceeded its authority and/or violated the Ives’, Murrill’s and McGannon’s due process rights in making the award. We answered the petitions and asserted counterclaims on December 3, 2001. Our counterclaim seeks confirmation of the arbitration award, interest on the award from August 31, 2001 until the final judgment and its fees and costs incurred in defending this challenge. Ives and Murrill replied to our counterclaim on December 10, 2001. McGannon filed his reply on December 28, 2001. We filed motions for summary judgment on January 8, 2002. Ives and Murrill opposed our motion and filed a cross motion for summary judgment on March 11, 2002. McGannon opposed our motion and filed a cross motion for summary judgment on March 21, 2002. In April 2002, we responded to these pleadings and participated in a hearing to (i) discuss the status of summary judgment briefing and (ii) schedule a tentative trial date in June 2002.

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

We have answered, denying the claims against us and asserting affirmative defenses.

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

These breaches of representations and warranties and claims for indemnification arose, or were discovered, after the first arbitration was filed, and were not litigated or decided in the first arbitration. We seek damages in the amount of $616,594.25 and our attorneys’ fees. On February 8, 2002, McGannon responded to our claim with a general denial of the allegations. Ives and Murrill also responded on February 8, 2002 with a general denial of the allegations, a counterclaim alleging that we willfully breached the Stock Purchase Agreement and our duties thereunder, and a prayer for a declaratory judgment and compensatory and punitive damages. We have responded with a denial of all Ives’s and Murrill’s counterclaims.

CUNA Trademark Lawsuit

We filed suit against the Credit Union National Association, Inc. (“CUNA”) on July 26, 2001, in the United States District Court for the District of Kansas to defend our MORE THAN MONEY service mark. Suit was filed to protect our rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed our service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA’s two registrations for its mark be cancelled, and money damages, including a sum to compensate us for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001. At the conclusion of discovery in March 2002, we participated in a court ordered mediation but were unable to reach a resolution. We have agreed to revisit the possibility of settlement at a later date following additional discovery. As of May 15, 2002, the matter has been set for a final pretrial conference in September 2002 and has been placed on the January 2003 trial docket of the presiding judge. We cannot predict with certainty the outcome of this litigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three month period ended March 31, 2002. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as the Company’s 2001 Annual Report on Form 10-K and the Company’s 2002 Annual Report on Form 10-K/A (the “2002 Annual Report”). Results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results to be attained for any other period.

SUMMARY

Consolidated net earnings for the first three months of 2002 was $6.1 million; a $6 thousand decrease over the first three months of 2001. Diluted earnings per share was $0.18 for the first three months of 2002 compared to $0.17 per share for the first three months of 2001. The return on average assets and equity was 0.78% and 14.59%, respectively, for the three months ended March 31, 2002 compared to 0.90% and 14.36%, respectively, for the three months ended March 31, 2001. The stockholders’ equity to total assets ratio was 5.05% and 5.46% at March 31, 2002 and March 31, 2001, respectively. The dividend to net income ratio for the three months ended March 31, 2002 and March 31, 2001, respectively, was 11.15% and 12.37%.

Recent Events and Restatement

As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000.  The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin 99.  We are also filing amended Form 10-Qs with respect to the first three quarters of 2002 to reflect the restatement of the financial information for such periods.  Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 and 2000.  The consolidated financial statements included elsewhere in this report restate our financial statements for the three months ended March 31, 2002 and March 31, 2001.

The restatement principally related to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The transactions were discovered by an internal investigation conducted by our Audit Committee, with assistance from its independent legal counsel and forensic accountants.  For a detailed discussion of the internal investigation and the transactions discovered therefrom, see “Item 13 — Certain Relationships and Related Transactions” in the 2002 Annual Report.

The effect of the restatement (as described in Note 2 “Restatement and Impact on Earnings” of the consolidated financial statements) is as follows for the periods presented below:

	Restatements to Net Earnings as Previously Reported
	Pre-Tax	Tax Effect	After Tax	% Change to Reported
		(Dollars in thousands)
Three Months Ended March 31:
2002	$(133)	$(183)	$50	0.80%
2001	$(39)	$(132)	$93	1.50%

The impact of these amounts (as described in Note 2 “Restatement and Impact on Earnings” to the consolidated financial statements) to reported basic and diluted earnings (loss) per share is as follows:

	Basic Earnings Per Share		Diluted Earnings Per Share
	As reported	As restated	As reported	As restated
Three Months Ended March 31:
2002	$0.18	$0.18	$0.18	$0.18
2001	$0.16	$0.17	$0.16	$0.17

RESULTS OF OPERATIONS

Net Interest Income

Total interest income for the three months ended March 31, 2002 was $47.8 million; a $5.2 million or 9.8% decrease over the three months ended March 31, 2001. The decrease was attributable to a reduction of $5.2 million in interest income on loans due to interest rate declines compared to the first three months of 2001, which was partially offset by an increase in average loans outstanding during the three months ended March 31, 2002. Interest income on investment securities increased $1.2 million compared to the first three months of 2001 while other interest income decreased $1.1 million comparing the same periods. Average loans increased $337.3 million or 17.7% while average investments and other earning assets increased $51.3 million or 8.83% compared to the three months ended March 31, 2001.

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

Net interest income was $24.0 million for the three months ended March 31, 2002, compared to $22.3 million for the same period in 2001; an increase of 7.6%. The Company’s net interest margin decreased from 3.68% for the three months ended March 31, 2001 to 3.47% for the three months ended March 31, 2002. The increase in net interest income and decrease in net interest margin was the result of a combination of factors. Average interest bearing liabilities increased $98.2 million more than average interest earning assets. In addition, the Company’s interest earning assets reprice more quickly than its interest bearing liabilities. These two factors in the current declining interest rate environment have resulted in both an increase in net interest income and a decrease in net interest margin in the quarter ended March 31, 2002.

Provision/Allowance for Loan Losses

The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans are 71.6% of the Company’s total assets as of March 31, 2002. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things.  The allowance for loan losses totaled $28.1 million and $26.1 million at March 31, 2002 and December 31, 2001, respectively, and represented 1.20% and 1.21% of total loans at each date. The provision for loan losses for the three months ended March 31, 2002, was $5.0 million compared to $2.5 million for the three months ended March 31, 2001. The increase in provision for loan loss of $2.5 million for the quarter ended March 31, 2002 was due primarily to the increase in loan growth by $183 million during the period. Net charge-offs for the three months ended March 31, 2002 were $3.0 million compared to $3.6 million for the three months ended March 31, 2001. The decrease in net charge-offs for the three months ended March 31, 2002 is the direct result of management’s continued efforts to upgrade the Company’s existing credit standards. Management has continued to review the loan portfolios of the banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

The allowance for loan losses is comprised of specific allowances assigned to certain classified loans and a general allowance. We continuously evaluate our allowance for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Factors contributing to the determination of specific allowances include the credit worthiness of the borrower, changes in the expected future receipt of principal and interest payments and/or changes in the value of pledged collateral. An allowance is recorded when the carrying amount of the loan exceeds the discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general allowance, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Each credit grade is assigned a risk factor, or allowance allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required allowance.

The allowance allocation percentages assigned to each credit grade have been developed based on an analysis of historical loss rates at our individual banks, adjusted for certain qualitative factors and on our management’s experience. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general allowance serves to compensate for additional areas of uncertainty and considers industry comparable reserve ratios.

The methodology used in the periodic review of allowance adequacy, which is performed at least quarterly, is designed to be responsive to changes in actual credit losses. The changes are reflected in the general allowance and in specific allowances as the collectibility of larger classified loans is continuously recalculated with new information. As our portfolio matures, historical loss ratios are being closely monitored.

The Company actively manages its past due and non-performing loans in each Bank in an effort to minimize credit losses, and monitors asset quality to maintain an adequate loan loss allowance. Although management believes its allowance for loan losses is adequate for each Bank and collectively, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover loan losses or that significant increases to the allowance will not be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of the Company’s net income and capital and could result in the inability to pay dividends, among other adverse consequences.

The Company considers non-performing assets to include non-accrual loans, other loans past due 90 days or more as to principal and interest, other real estate owned and repossessed assets. Total non-performing loans were $21.0 million and $23.0 million at March 31, 2002 and December 31, 2001, respectively. The $2.0 million reduction in non-performing loans can generally be attributed to loan charge-offs and underlying collateral being transferred to other real estate owned and repossessed assets.  Total non-performing loans were 0.89% and 1.06% of gross loans at March 31, 2002 and December 31, 2001, respectively. Total non-performing assets were $24.9 million and $27.5 million at March 31, 2002 and December 31, 2001, respectively. The $2.6 million increase in non-performing assets can generally be attributed to an increase in other real estate owned and repossessed assets resulting from loan charge-offs. Total non-performing assets were 0.77% and 0.91% of total assets at March 31, 2002 and December 31, 2001, respectively.

Other Income

Other income for the three months ended March 31, 2002 was $13.8 million; an increase of $3.8 million, or 38.1% over the same period last year. The increase in other income resulted from an increase in service fees of $1.4 million compared with the first quarter of 2001 and a $71 thousand decline in investment trading fees and commissions. Net securities gains from related securities sales declined $379 thousand. The most significant change was an increase in sales from information technology sales which increased from $1.4 million in the first quarter of 2001 to $4.8 million in the first quarter of 2002. This increase was the result of increased sales revenue derived from the sales of IPI which was acquired in the second quarter of 2001.

Other Expense

Other expense for the three months ended March 31, 2002 was $24.8 million; an increase of $4.3 million, or 21.0% from the same period last year. Salaries and employee benefits increased from $10.6 million in the first quarter of 2001 to $11.9 million in the first quarter of 2002, or an increase of $1.3 million. Goodwill expense was $530 thousand during the first quarter of 2001which was reduced to zero in 2002 due to the adoption of a new accounting standard. The primary increase was a $2.4 million increase in information technology services which directly related to the cost of sales component of the $3.4 million increase in information technology service revenues as described in the preceding section. The remaining expenses classified as other expense increased from $5.5 million to $6.5 million.

Income Tax Expense

Income tax expense for the three months ended March 31, 2002 and 2001 was $1.9 million and $3.2, respectively. The effective tax rate for each time period was 24.2 % and 34.6%, respectively.  The first quarter’s effective tax rate for 2002 was lower than 2001 because of savings on state taxes from REIT activities as well as non-taxable income from the bank owned life insurance policies and also due to the cessation of amortization of non-deductible goodwill.

Our effective tax rate is less than the statutory federal rate of 35% due primarily to municipal interest income and income generated from the our investment in bank owned life insurance.

FINANCIAL CONDITION

From December 31, 2001 to March 31, 2002, total assets grew from $3.0 billion to $3.2 billion.  Net loans increased from $2.1 billion to $2.3 billion. Deposits increased from $2.2 billion to $2.4 billion, from December 31, 2001 to March 31, 2002.  Investment securities were $572.8 million at March 31, 2002, compared to $588.8 million at December 31, 2001; a decrease of $16.0 million or 2.8%. Mortgage loans held for sale increased from $11.3 million to $39.5 million. Net premises and equipment increased from $57.7 million to $67.5 million. Cash surrender value of BOLI life insurance increased from $53.0 million to $54.1 million. Total liabilities increased from $2.9 billion to $3.1 billion. Securities sold under agreements to repurchase increased from $103.7 million to $104.5 million. Total long and short-term borrowings increased $2.2 million, or 0.3%, from December 31, 2001. Accrued interest and other liabilities increased from $24.2 million to $26.0 million.

During the first three months of 2002, loans increased $180.5 million, or 8.45%, over balances at December 31, 2001. The increase was the result of increased loan activity. Mortgage loans held for sale increased $28.2 million over the balance at December 31, 2001. The increase was due to an increase in fixed rate single-family mortgage loans originated during the three-month period ended March 31, 2002.

Investment securities at March 31, 2002, decreased $16.0 million compared to the balance at December 31, 2001. Most of the decrease resulted from a $22.2 million decrease in available for sale securities partially offset by a $9.1 million increase in held-to-maturity securities.  The total investment securities portfolio amounted to $572.8 million at March 31, 2002, and was comprised mainly of U.S. government and agencies (14.8%), mortgage-backed (60.8%), and other asset-backed (24.4%) investment securities.

Bank owned life insurance at March 31, 2002, increased $1.1 million compared to the balance sheet amount at December 31, 2001. The increase in the balance resulted from the earnings recorded on the Company’s investment in bank owned life insurance. The Company did not purchase any additional bank owned life insurance during the three months ended March 31, 2002.

Total deposits increased $216.5 million at March 31, 2002, compared to December 31, 2001, mainly due to an increase of $172.6 million in long term retail certificates of deposit and $57.1 million in money market accounts and a $13.2 million decrease in other deposits.

Compared to 2001 year-end balances, borrowings at March 31, 2002 increased $2.2 million. The Company’s short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings declined $29.0 million during the first three months of 2002 to a balance of $105.6 million at March 31, 2002. Long term borrowings, consisting mainly of FHLB borrowings and other long term borrowings from LaSalle Bank, increased $31.2 million to $447.6 million outstanding at March 31, 2002.

During the first three months of 2002, accrued interest and other liabilities increased $2.2 million, or 9.3%, due to an increase in accrued income taxes.

Liquidity and Capital Resources

Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank’s assets. Intermediate term liquidity is provided by the Banks’ investment portfolios. The Banks also have established a credit facility with the FHLB, under which they are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. The Company’s liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from its subsidiary Banks. The Company has a $25 million line of credit with a correspondent bank with no outstanding borrowings at March 31, 2002. Total loans increased $180 million compared to December 31, 2001 while total deposits increase $216 million compared to the same period. Even with this increase in the balance sheet, the basic liquidity ratio for March 31, 2002 was 15.31% compared to our internal policy minimum of 15.00%.

The majority of the Company’s deposits consist of time deposits which mature in less than one year. If the Company is unsuccessful in rolling over these deposits, then the Company will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

Cash and cash equivalents and investment securities totaled $696.0 million, or 21.5% of total assets at March 31, 2002 compared to $662.6 million, or 22.0% at December 31, 2001. Cash used by operating activities for the three months ended March 31, 2002 was $4.3 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $156.7 million, consisting primarily of an increase in loans of $157.4 million. Cash provided by financing activities was $210.6 million, consisting primarily of an increase in deposits of $216.5 million, and an increase in long-term borrowings of $31.2 million.

The Company and its subsidiaries actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be well capitalized a company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be 10.0%, 6.0% and 5.0% respectively. The Company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at March 31, 2002 were 10.50%, 7.08% and 5.76%, respectively. These same ratios at December 31, 2001 were 11.35%, 7.76% and 6.20%, respectively. Total loans increased $183 million compared to December 31, 2001 while total deposits increase $216 million compared to the same period. Even with this increase in the balance sheet, the Company’s ratios exceed the levels to be considered well capitalized. The primary source of funds available to the Company is dividends by the subsidiaries. Each Bank’s ability to pay dividends may be limited by regulatory requirements. At March 31, 2002, the subsidiaries could pay $25.9 million in dividends without prior regulatory approval. At March 31, 2002, Management believes cash generated from its operations and correspondent bank facility will be sufficient to meet its cash requirements for internal growth and general operations in the foreseeable future.

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

BOLI Policies

The Company’s Bank subsidiaries have purchased bank-owned life insurance (“BOLI”) policies with death benefits payable to the Banks on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank’s aggregate investment in BOLI to 25% of the bank’s capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the Bank’s capital and surplus. All of the Banks’ BOLI investments comply with federal guidelines. As of March 31, 2002, Gold Bank-Kansas had $27.6 million of BOLI (equal to 19.8% of its capital and surplus), Gold Bank-Oklahoma had $15.9 million of BOLI (equal to 21.2% of its capital and surplus) and Gold Bank-Florida had $10.6 million of BOLI (equal to 27% of its capital and surplus). The Banks monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. The Company believes that these BOLI investments will not have any significant impact on the capital or liquidity of the banks subsidiaries.

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

In 2001, CompuNet acquired the assets of Information Products, Inc., which provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware, maintenance and systems design and installation across all industry sectors. This acquisition significantly increased the amount of CompuNet’s non-financial data processing activities. For the year ended December 31, 2001 approximately 71% of CompuNet’s revenues were non-financial in nature, and thus not in compliance with the Federal Reserve’s current 30% limitation. This will require us to take corrective action to bring CompuNet’s activities within federal regulatory requirements.

This could be accomplished by increasing CompuNet’s revenues from financial data processing activities, decreasing CompuNet’s revenues from non-financial data processing activities, converting CompuNet into a merchant banking investment (which may not be available if we are required to divest our merchant banking investments), or selling part or all of CompuNet’s business to an unaffiliated third party, or other curative action.

ACCOUNTING AND FINANCIAL REPORTING

Effective January 1, 2002, the Company adopted Statement of Accounting Standards No.142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has identified their reporting units to be at the individual subsidiary basis. The Statement allows until June 30, 2002, to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the

Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of January 1, 2002. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss must be recognized as the cumulative effect of a change in accounting principle in the Company’s 2002 statement of income. Because of the extensive effort needed to comply with adopting Statement 142, it is not practical to reasonably estimate the impact of adopting this Statement on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in the first note to the consolidated financial statements in the Company’s 2001 Annual Report on Form 10-K. Critical accounting policies are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Impairment of Goodwill Analysis

As required by the provisions of SFAS 142, the Company completed its initial valuation analysis to determine whether the carrying amounts of the Company’s reporting units were impaired. The Company’s initial impairment review indicated that there was no impairment of goodwill as of December 31, 2001. However, as required by SFAS 142, the Company will be required to review the goodwill for impairment at least annually or more frequently based upon facts and circumstances related to a particular reporting unit.

The fair value of the Company’s non-bank financial subsidiaries (Gold Capital Management and CompuNet Engineering) fluctuates significantly based upon, among other factors, the net operating income of these subsidiaries. If these subsidiaries experience a sustained deterioration in their cash flow from operations then the Company may have to record a goodwill impairment charge in the future.

Deferred Income Taxes

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgement is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our Company and its subsidiaries, including, without limitation:

•                                          statements that are not historical in nature

•                                          statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions, and

•                                          statements regarding the timing of the closing of the branch sales.

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

Factors That May Affect Future Results of Operations, Financial Condition or Business

We are identifying important risks and uncertainties that could affect our Company’s results of operations, financial condition or business and that could cause them to differ materially from our Company’s historical results of operations, financial condition or business, or those contemplated by forward- looking statements made herein or elsewhere, by, or on behalf of, our Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

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

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual

200 basis point rise	$101,626,000	$2,667,000	2.7%
100 basis point rise	$100,755,000	$1,796,000	1.8%
Base Rate Scenario	$98,959,000	—	—
100 basis point decline	$94,420,000	($4,539,000)	(4.6)%
200 basis point decline	$91,263,000	($7,696,000)	(7.8)%

PART II

OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

99.1

Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated May 15, 2003, which is accompanying this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002 and is not treated as filed in reliance on the SEC’s Interim Guidance Regarding Filing Procedures.

99.2

Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated May 15, 2003, which is accompanying this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002 and is not treated as filed in reliance on the SEC’s Interim Guidance Regarding Filing Procedures.

(b)                                 REPORTS ON FORM 8-K

The Company filed the following Current Reports on Form 8-K during the first quarter of 2002:

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
Date: May 15, 2003

(Authorized officer and principal financial officer of the registrant)

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

The following certification is being provided in the form mandated by Section 302 of the Sarbanes-Oxley Act of 2002. Certification numbers four, five and six are omitted pursuant to the transition provisions for Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.

I, Malcolm M. Aslin, Chief Executive Officer of Gold Banc Corporation, Inc. (the “registrant”), certify that:

1.	I have reviewed the registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002 (this “report”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Dated: May 15, 2003
By:	/s/ Malcolm M. Aslin
Malcolm M. Aslin
Chief Executive Officer

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

The following certification is being provided in the form mandated by Section 302 of the Sarbanes-Oxley Act of 2002. Certification numbers four, five and six are omitted pursuant to the transition provisions for Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.

I, Rick J. Tremblay, Executive Vice President and Chief Financial Officer of Gold Banc Corporation, Inc. (the “registrant”), certify that:

1.	I have reviewed the registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002 (this “report”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Dated: May 15, 2003

By:	/s/ Rick J. Tremblay
Rick J. Tremblay
Executive Vice President and
Chief Financial Officer (Principal Accounting Officer)