Form 10-Q
period 2003-03-31
GOLD BANC CORP INC
filed 2003-05-15
CIK 1015610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 0-28936

GOLD BANC CORPORATION, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-1008593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11301 Nall Avenue, Leawood, Kansas	66211
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at April 28, 2003

Common Stock, $1.00 par value	39,495,382

GOLD BANC CORPORATION, INC.

INDEX TO 10-Q FOR THE QUARTERLY

PERIOD ENDED MARCH 31, 2003

i

PART I   FINANCIAL INFORMATION

ITEM 1:                FINANCIAL STATEMENTS

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2003	December 31, 2002
Assets

Cash and due from banks	$84,299	$96,215
Federal funds sold and interest-bearing deposits	29,193	193
Total cash and cash equivalents	113,492	96,408

Investment securities:
Held-to-maturity	193,662	201,563
Available-for sale	670,247	531,037
Trading	4,237	3,485
Total investment securities	868,146	736,085

Mortgage loans held for sale, net	24,597	25,134
Loans, net	2,778,936	2,705,217
Allowance for loan losses	(32,705)	(33,439)
Premises and equipment, net	69,359	69,587
Goodwill, net	35,643	35,643
Intangible assets, net	6,648	6,835
Cash surrender value of bank owned life insurance	77,430	56,501
Accrued interest and other assets	49,418	113,752
Total assets	$3,990,964	$3,811,723

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$2,804,222	$2,716,569
Securities sold under agreements to repurchase	142,352	153,595
Federal funds purchased and other short-term borrowings	568	25,658
Subordinated debt and guaranteed preferred beneficial interests in Company’s debentures	113,279	113,137
Long-term borrowings	679,461	548,848
Accrued interest and other liabilities	19,386	26,142
Total liabilities	3,759,268	3,583,949

Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value; 50,000,000 shares authorized 44,216,692 issued at March 31, 2003 and 44,188,384 issued at December 31, 2002	44,217	44,188
Additional paid-in capital	118,407	118,257
Retained earnings	112,917	107,392
Accumulated other comprehensive income, net	2,707	3,489
Unearned compensation	(13,432)	(12,432)
	264,816	260,894
Less treasury stock - 4,721,510 shares at March 31, 2003 and at December 31, 2002	(33,120)	(33,120)
	231,696	227,774
Total liabilities and stockholders’ equity	$3,990,964	$3,811,723

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months ended March 31, 2003 and 2002

(In thousands, except per share data)

(unaudited)

	March 31, 2003	March 31, 2002
		(Restated)
Interest Income:
Loans, including fees	$42,464	$38,866
Investment securities	9,936	8,337
Other	469	595
	52,869	47,798

Interest Expense:
Deposits	15,485	15,397
Borrowings and other	7,847	8,441
	23,332	23,838

Net interest income	29,537	23,960

Provision for loan losses	3,550	5,035
Net interest income after provision for loan losses	25,987	18,925

Other income:
Service fees	4,197	3,970
Investment trading fees and commissions	1,477	1,396
Net gains on sale of mortgage loans	744	695
Net securities gains (losses)	(3)	600
Information technology services	2,252	4,815
Other	2,020	2,354
	10,687	13,830

Other expense:
Salaries and employee benefits	14,740	11,948
Net occupancy expense	1,873	1,478
Depreciation expense	1,745	1,509
Core deposit intangible amortization	188	125
Information technology services	1,565	3,171
Losses resulting from misapplication of bank funds	—	25
Other	7,687	6,512
	27,798	24,768
Earnings before income tax	8,876	7,987

Income tax expense	2,167	1,930

Net earnings	$6,709	$6,057

Net earnings per share-basic and diluted	$0.18	$0.18

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2003, and March 31, 2002 (Restated)

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Treasury Stock	Total

Balance at December 31,2001	$—	38,352	76,584	83,987	(8)	(3,440)	(30,935)	$164,540
Net earnings for the three months ended March 31, 2002	—	—	—	6,057	—	—	—	6,057
Change in unrealized gain on available for-sale securities	—	—	—	—	(196)	—	—	(196)
Total comprehensive income for the three months ended March 31, 2002	—	—	—	6,057	(196)	—	—	5,811
Exercise of 51,927 stock options	—	52	56	—	—	—	—	108
Purchase of 304,500 shares of treasury stock	—	—	—	—	—	—	(2,185)	(2,185)
Increase in unearned compensation	—	—	—	—	—	(5,350)	—	(5,350)
Dividends paid ($0.02 per common share)	—	—	—	(771)	—	—	—	(771)
Balance at March 31, 2002	$—	38,404	76,640	89,273	(204)	(8,790)	(33,120)	$162,203

Balance at December 31, 2002	$—	44,188	118,257	107,392	3,489	(12,432)	(33,120)	$227,774
Net earnings for the three months ended March 31, 2003	—	—	—	6,709	—	—	—	6,709
Change in unrealized gain on available for-sale securities	—	—	—	—	(782)	—	—	(782)
Total comprehensive income for the three months ended March 31, 2003	—	—	—	6,709	(782)	—	—	(5,927)
Exercise of 28,308 stock options	—	29	150	—	—	—	—	179
Increase in unearned compensation	—	—	—	—	—	(1,000)	—	(1,000)
Dividends paid ($0.03 per common share)	—	—	—	(1,184)	—	—	—	(1,184)
Balance at March 31, 2003	$—	44,217	118,407	112,917	2,707	(13,432)	(33,120)	$231,696

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2003 and 2002

(In thousands)

(unaudited)

	March 31, 2003	March 31, 2002
		(Restated)
Cash flows from operating activities:
Net earnings	$6,709	$6,057
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	3,550	5,035
(Gains) losses on sales of securities	3	(600)
Amortization of investment securities premiums, net of accretion	866	(19)
Depreciation	1,745	1,509
Amortization of intangible assets	188	125
Gain on sale of mortgage loans held for sale	(744)	(695)
Increase in cash surrender value of bank owned life insurance	(929)	(1,103)
Net decrease (increase) in trading securities	(752)	3,896
Proceeds from sale of loans held for sale	56,165	28,154
Origination of loans held for sale, net of repayments	(54,884)	(55,623)
Other changes:
Accrued interest receivable and other assets	63,327	6,153
Accrued interest payable and other liabilities	(6,004)	2,697
Net cash provided by (used in) operating activities	$69,240	$(4,414)
Cash flows from investing activities:
Net increase in loans	$(78,003)	$(157,363)
Principal collections and proceeds from sales and maturities of available-for-sale securities	103,314	232,646
Purchases of available-for-sale securities	(244,462)	(211,527)
Principal collections and proceeds from sales and maturities of held-to-maturity securities	10,529	200
Purchases of held-to-maturity securities	(3,087)	(9,306)
Purchase of bank owned life insurance policy	(20,000)	—
Net additions to premises and equipment	(1,517)	(11,313)
Net cash used in investing activities	$(233,226)	$(156,663)
Cash flows from financing activities:
Increase in deposits	$87,653	$216,465
Net decrease in short-term borrowings	(36,333)	(28,999)
Proceeds from FHLB & long-term borrowings	130,755	25,863
Proceeds from issuance of common stock	179	108
Purchase of treasury stock	—	(2,185)
Dividends paid	(1,184)	(771)
Net cash provided by financing activities	181,070	210,481
Increase in cash and cash equivalents	17,084	49,404
Cash and cash equivalents, beginning of period	96,408	73,773
Cash and cash equivalents, end of period	$113,492	$123,177

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,525	$24,071
Cash paid for income taxes	4,560	1,717

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in Amendment No. 1 to our 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 15, 2003 (the “2002 Annual Report”).

The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position and results of our operations and cash flows for those periods. The consolidated statements of earnings for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

2.             Restatement and Impact on Earnings

As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000.  The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin 99.  We will also file amended Form 10-Qs with respect to the first three quarters of 2002 to reflect the restatement of the financial information presented therein.  Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 or 2000.  The accompanying consolidated financial statements for the three months ended March 31, 2002 are also restated for the effect of the adjustments described above.

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

The effect of the restatement is as follows:

Restatements to Net Earnings as Previously Reported for the Three Months Ended March 31, 2002
Pre-Tax	Tax Effect	After Tax	% Change to Reported
(Dollars in thousands)
$(133)	$(183)	$50	0.80%

The impact of these amounts is as follows:

For the Three Months Ended March 31, 2002
Basic Earnings (Loss) Per Share		Diluted Earnings (Loss) Per Share
As reported	As restated	As reported	As restated

$0.18	$0.18	$0.18	$0.18

3.             Earnings per Common Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. Employee stock options are our only potential common share equivalent.

The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 2003 and March 31, 2002 are shown below (in thousands):

	For the three months ended March 31
	2003	2002
		(Restated)
Weighted average common shares outstanding	39,477	33,798
Unallocated ESOP Shares	(1,488)	(809)
Total basic average common shares outstanding	37,989	32,989
Stock options	197	65
Total diluted weighted average common shares outstanding	38,186	33,054

We account for employee options under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied.  SFAS No. 123 establishes a fair value based method of accounting for stock based employee compensation plans.  Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Under SFAS No. 123, our net income and net income per share would have decreased as reflected in the following pro forma amounts:

	March 31, 2003	March 31, 2002
Net earnings as reported	$6,709	$6,057
Deduct: Total stock based employee compensation expense determined under fair valued based method for all awards, net of related tax effects	75	75
Pro forma net earnings	6,634	5,982
Earnings per share:
Basic-as reported	0.18	0.18
Basic-pro forma	0.18	0.18
Diluted-as reported	0.18	0.18
Diluted-pro forma	0.18	0.18

4.             Intangible Assets and Goodwill

The following table presents information about our intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

	March 31, 2003		March 31, 2002
			(Restated)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets:
Core deposit premium	$7,508	$860	$4,156	$199
Aggregate amortization expense for the three months ended		$188		$125

Estimated amortization expense (in thousands) for the years ending December 31:

2003	$751
2004	$751
2005	$751
2006	$751
2007	$751

Goodwill at March 31, 2003 was $35.6 million, which was also the same amount at December 31, 2002. There was no impairment to goodwill recorded for the three months ended March 31, 2003.

During 2002, CompuNet Engineering did not earn a majority of its revenue from providing services to financial institutions.  As a result, we may be required under the Bank Holding Company Act to divest our interest in ComputNet Engineering.  In the event that CompuNet Engineering is sold for less than the carrying value of its associated assets and goodwill, we will be required to record a goodwill impairment charge.  The goodwill associated with CompuNet Engineering was $4.6 million at March 31, 2003.

5.             Comprehensive Income

Comprehensive income was $5.9 million and $5.8 million for the three months ended March 31, 2003 and March 31, 2002, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended March 31, 2003 and March 31, 2002, we recorded reclassification adjustments of ($1,000) and $342,000, respectively, associated with gains (losses) included in net earnings for such periods.

6.             Mergers, Acquisitions, Dispositions and Consolidations

Pursuant to our strategy to increase our presence in higher growth metropolitan areas, we have agreed to sell some of our rural branches and redeploy such assets to acquire deposits in metropolitan areas.

Sale of Guymon Branch.  On December 24, 2002, Gold Bank-Oklahoma entered into an agreement for the sale of its Guymon, Oklahoma branch location to City National Bank and Trust Company of Guymon, Oklahoma.  The deposits and loans of this branch are approximately $36 million and $8 million, respectively, as of March 31, 2003.  The sale of this branch closed on April 11, 2003, following receipt of regulatory approvals.  We believe the sale of this branch will not have a significant impact on our capital and liquidity or operations.

Sale of Wakita & Helena Branches.  On March 4, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its Helena and Wakita, Oklahoma branch locations to Farmers Exchange Bank of Cherokee, Oklahoma.   The aggregate deposits and loans of these Gold Bank-Oklahoma branches are approximately $18 million and $3 million, respectively, as of March 31, 2003.  The sale of these branches is expected to close in the second quarter of 2003 upon receipt of regulatory approvals.  We believe the sale of these branches will not have a significant impact on our capital and liquidity or operations.

7.             Treasury Stock

In August 2001, we completed a common stock repurchase program whereby we acquired 1,839,000 shares of common stock, or approximately 5% of the shares outstanding as of March 7, 2001. In September 2001, we announced the approval of another common stock repurchase program whereby we were authorized to acquire up to 1,750,336 additional shares of our common stock, or approximately 5% of the shares outstanding as of September 17, 2001. On July 24, 2002, we terminated the share repurchase programs. We acquired 3,216,110 shares under these programs at prices ranging from $6.55 to $7.85 per share.

8.             Derivative Instruments

In August 2002, we entered into three interest rate swap agreements with an aggregate notional amount of $82.5 million. The swaps effectively converted our fixed interest rate obligations under our three outstanding series of trust preferred securities to variable interest rate obligations, decreasing the asset sensitivity of our balance sheet by more closely matching our variable rate assets with variable rate liabilities. Each swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities. Under each of the swaps, we pay interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and we receive a fixed rate equal to the interest that we are obligated to pay on the related trust preferred securities. The interest rate swaps are derivative financial instruments and have been designated as fair value hedges of the trust preferred securities. Because the critical terms of the interest rate swaps match the terms of the trust preferred securities, the swaps qualify for “short-cut method” accounting treatment under SFAS No. 133.

During the quarter ended March 31, 2003, we received net cash flows of $1.0 million under these agreements, which was recorded as a reduction of interest expense on the trust preferred securities.

The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003.  Under the swap agreement, no payments were due between the parties and no gain or loss was recognized by us.  We do not expect to replace this terminated agreement.  The remaining swap agreements are also callable by the counterparty prior to their respective maturity dates.

9.             Legal proceedings

Internal Investigation and Regulatory Examination and Inquiries

On March 14, 2003, we issued a press release and filed a Current Report on Form 8-K indicating that as of March 17, 2003, Malcolm M. Aslin would replace Michael W. Gullion as our Chief Executive Officer and as the President and Chief Executive Officer of Gold Bank-Kansas.  This replacement resulted from the improper conduct that was discovered in an internal investigation which was conducted in close cooperation with the Federal Reserve Bank of Kansas City (“FRB-KC”) and the Office of the Kansas State Bank Commissioner (the “Commissioner”) as part of their regularly scheduled examinations of Gold Bank-Kansas.  See the 2002 Annual Report for additional information relating to Mr. Gullion’s misconduct.

The joint examination of Gold Bank-Kansas and the examination of us are complete, and we are awaiting the results of the final examination reports.  On April 9, 2003, the Audit Committee met with the FRB-KC and the Commissioner to discuss the preliminary results of their joint examination of Gold Bank-Kansas and the FRB-KC’s examination of us.  At the meeting, we were advised by the bank regulators of the violations of law and the CAMELS ratings that will likely be included in the forthcoming report of their joint examination.  The regulators identified noncompliance or deficiencies in regard to Regulation H (information technology), Regulation O (loans to officers and directors), Section 23A of the Federal Reserve Act (transactions with affiliates) and the Bank Secrecy Act.  Based upon the discussions during this meeting, we expect that Gold Bank-Kansas will lose its “well–managed” rating and formal supervisory actions by the regulators will be taken against Gold Bank-Kansas and us.  The formal supervisory actions may include formal written agreements with us and Gold Bank-Kansas, or cease and desist orders issued against us and Gold Bank-Kansas, intended to address and remediate the deficiencies identified by the regulatory authorities.  These formal supervisory actions may include restrictions or prohibitions on the payment of dividends by Gold Bank-Kansas and us.

Written reports of examinations have not yet been issued.  Although we anticipate the results of the examinations to be as described above, the decision of the regulatory authorities regarding the formal supervisory actions to be taken is not final, and we cannot predict with certainty what formal supervisory actions will be taken against us, Gold Bank-Kansas or any other person as a result of the examinations.

As a financial holding company under the BHC Act, each of our depository institution subsidiaries must remain both “well-capitalized” and “well–managed” for us to retain our status as a financial holding company with authority to engage in the expanded financial activities described under “Item 1 — Business — Supervision and Regulation — Limitation on Activities” in the 2002 Annual Report.  If Gold Bank-Kansas loses its “well–managed” status as anticipated, we will not be in compliance with the requirements of the BHC Act regarding financial holding companies and will be required to take the following actions:

•                                          promptly prepare and submit, within approximately 20 days after the receipt of notice from the Federal Reserve Board (the “FRB”) of the loss of its “well–managed” status, a written corrective action plan to the FRB detailing the specific actions, and a timetable for each action, that we will take to restore Gold Bank-Kansas to a well–managed condition within 180 days after receipt of such notice; and

•                                          if the corrective action plan is acceptable to the FRB, within approximately 45 days after the receipt of such notice, we may sign a formal action with the FRB in which we will agree to take the action steps listed in the action plan to correct the management deficiencies.

As part of the examination process, the FRB will issue a formal notice (the “Notice”) stating the conclusions of its examination and any conditions that must be met before Gold Bank-Kansas can regain the rating as “well–managed.”  Until the FRB determines that we have corrected the conditions described in the Notice, we may not, directly or indirectly, or through any of our subsidiaries that are not banks or subsidiaries of banks, engage in any financial activities other than those we were engaged in prior to receipt of the Notice or activities authorized for bank holding companies without financial holding company status, without prior written approval of the FRB.  We will not be considered to be in compliance with the statutes and regulations related to financial holding companies until the management rating of Gold Bank-Kansas has been upgraded to “well–managed” (which includes a “satisfactory” composite rating) by the FRB.  After issuing the Notice and during any period of noncompliance, the FRB may also impose other limitations or conditions on our conduct or activities, or the conduct or activities of our affiliates.

If Gold Bank-Kansas does not become “well–managed” within 180 days after receipt of the Notice, the FRB may take additional actions against us, including requiring us to divest our ownership of our subsidiary banks or cease engaging, directly or indirectly, in all activities other than those permissible for a bank holding company without financial holding company status.  We do not expect to be required to divest ownership of our subsidiary banks.

As an alternative to proposing a plan and entering into an agreement to correct the management deficiencies, we may determine to forego any attempt to remedy the management deficiencies and instead voluntarily terminate any and all financial activities that are authorized only for financial holding companies (“Financial Holding Company Activities”).  Financial Holding Company Activities include financial activities in the areas of merchant banking, securities underwriting and dealing, and insurance underwriting and insurance agency.  However, we do not believe this alternative is a desirable course of action.

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

•                                          our subsidiary, CompuNet Engineering, Inc., would be unable to become a subsidiary of Gold Merchant Banc, Inc., which would result in us having to divest of it;

•                                          our subsidiary, Gold Title Agency, LLC, could be required to cease conducting title insurance agent activities;

•                                          our subsidiary, Gold Insurance Agency, Inc., and other subsidiaries that are not banks or subsidiaries of banks could be required to cease conducting other insurance agency activities, except that Gold Insurance Agency, Inc. could exercise limited insurance agency activities which are authorized for subsidiaries of bank holding companies which are not financial holding companies; and

•                                          we could be required to divest our ownership of subsidiaries that conduct Financial Holding Company Activities, including Gold Merchant Banc, Inc., Gold Title Agency, LLC, and, possibly, Gold Insurance Agency, Inc.

Management and the Board are evaluating the implications of the loss of the “well–managed” status of Gold Bank-Kansas and any consequential divestiture requirements if Gold Bank-Kansas cannot regain “well–managed” status (which includes a “satisfactory” composite rating).  However, based on a preliminary review we have conducted, if we are required to sell these financial subsidiaries or assets, we do not believe it will have a material adverse impact on our financial condition or results of operations.

CUNA Trademark Lawsuit

The parties have agreed to settle the case by mutual releases.  We filed this action against the Credit Union National Association, Inc. (“CUNA”) on July 26, 2001, in the United States District Court for the District of Kansas to defend the “MORE THAN MONEY” service mark. The lawsuit alleged CUNA had infringed our service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. After completing discovery, management concluded that the case did not warrant the on-going expense of trial and the inevitable appeal.

ITEM 2:                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management’s discussion and analysis of our consolidated financial condition and results of operations.  This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three month period ended March 31, 2003. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as Amendment No. 1 to our 2002 Annual Report on Form 10-K/A (the “2002 Annual Report”). Results of operations for the three month period ended March 31, 2003 are not necessarily indicative of results to be attained for any other period.

Summary

Net earnings for the three months ended March 31, 2003 was $6.7 million compared with $6.1 million for the three months ended March 31, 2002. Earnings per share were $0.18 for the quarter ended March 31, 2003 compared to $0.18 for the quarter ended March 31, 2002. The return on average assets and equity was 0.70% and 11.74%, respectively, for the three months ended March 31, 2003 compared to 0.79% and 14.79%, respectively, for the three months ended March 31, 2002.  The stockholders’ equity to total assets ratio was 5.81% and 5.05% at March 31, 2003 and March 31, 2002, respectively.  The dividend to net earnings ratio for the three months ended March 31, 2003 and March 31, 2002, respectively was 17.65% and 12.73%.

Recent Events and Restatement

As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000.  The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin 99.  We will also file amended Form 10-Qs with respect to the first three quarters of 2002 to reflect the restatement of the financial information for such periods.  Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 or 2000.  The consolidated financial statements included elsewhere in this report restate our financial statements for the three months ended March 31, 2002.

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

The effect of the restatement (as described in Note 2 “Restatement and Impact on Earnings” of the consolidated financial statements) is as follows:

Restatements to Net Earnings as Previously Reported for the Three Months Ended March 31, 2002
Pre-Tax	Tax Effect	After Tax	% Change to Reported
(Dollars in thousands)
$(133)	$(183)	$50	0.80%

The impact of these amounts (as described in Note 2 “Restatement and Impact on Earnings” to the consolidated financial statements) to reported basic and diluted earnings (loss) per share is as follows:

For the Three Months Ended March 31, 2002
Basic Earnings Per Share		Diluted Earnings Per Share
As reported	As restated	As reported	As restated

$0.18	$0.18	$0.18	$0.18

Results of Operations

Net Interest Income

Total interest income for the three months ended March 31, 2003 was $52.9 million compared to $47.8 million for the three months ended March 31, 2002 or an increase of $5.1 million. This increase resulted from a $3.6 million increase in loan interest and a $1.6 million increase in investment security interest.  Average loans increased to $2.8 billion for the three months ended March 31, 2003 compared to $2.2 billion for the three months ended March 31, 2002, or a 23.5% increase. This increase in loan volume was also accompanied by a decrease in our net yield on interest earning assets from 6.80% for the three months ended March 31, 2002 to 6.01% for the three months ended March 31, 2003 on a tax equivalent basis.

Average earning assets were $3.6 billion for the three months ended March 31, 2003 compared with $2.9 billion for the three months ended March 31, 2002.

Total interest expense for the three months ended March 31, 2003 was $23.3 million; a $506,000, or 2.1%, decrease over the three months ended March 31, 2002. The decrease was the result of a $88,000 increase in interest on deposits and a $594,000 decrease in interest expense on other borrowings. For the three months ended March 31, 2003, our average cost of funds was 2.83%, a decrease from 3.60% for the three months ended March 31, 2002.  The decrease in the average cost of funds primarily relates to the reduced rates paid on deposits.

Net interest income was $29.5 million for the three months ended March 31, 2003, compared to $24.0 million for the same period in 2002, an increase of 23.3%.  Our net interest margin decreased from 3.47% for the three months ended March 31, 2002 to 3.38% for the three months ended March 31, 2003 on a tax equivalent basis.  This decrease in our net interest margin was the result of a decrease in the average yield on our loans.  Notwithstanding the decrease in our net interest margin, our net interest income increased as a result of the combination of a significant increase in the volume of our loans and a decrease in the interest rates paid on our deposits.  For the three months ended March 31, 2003, average interest bearing liabilities increased $426.2 million compared to an increase of $490.8 million in average interest earning assets.  The difference between the increase in average interest bearing liabilities and the increase in average interest earning assets is due to an increase in non-interest bearing deposits during the quarter.

Provision/Allowance for Loan Losses

The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 69% of our total assets as of March 31, 2003. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things.

The allowance for loan losses totaled $32.7 million and $33.4 million at March 31, 2003 and December 31, 2002, respectively, and represented 1.18% and 1.23% of total loans at each date. The provision for loan losses for the three months ended March 31, 2003 was $3.6 million compared to $5.0 million for the three months ended March 31, 2002. The provision for loan losses was recorded in support of the increase in non-performing loans as well as significant new loan growth generated during the first three months of 2003. Net charge-offs for the three months ended March 31, 2003 were $4.3 million compared to $3.0 million for the three months ended March 31, 2002. Management has continued to review the loan portfolios of the banks, to make appropriate provisions and to charge-off those credits when collection is considered to be doubtful.

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

We actively manage our past due and non-performing loans in each bank subsidiary in an effort to minimize credit losses, and monitors asset quality to maintain an adequate loan loss allowance. Although management believes our allowance for loan losses is adequate for each bank and on an aggregate basis, the allowance may not prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, and significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of the our net earnings and capital.

We consider non-performing assets to include all non-accrual loans, other loans past due 90 days or more as to principal and interest and still accruing, other real estate owned and repossessed assets. Total non-performing loans were $24.7 million and $15.9 million at March 31, 2003 and December 31, 2002, respectively. The $8.9 million increase in non-performing loans can generally be attributed to an Oklahoma agricultural loan of $1.1 million (which was paid off subsequent to March 31, 2003), a $2.3 million loan to a road contractor that may require foreclosure by us on the assets securing the loan, and a real estate development loan of $3.7 million that is underperforming.  Total non-performing loans were 0.88% and 0.58% of gross loans at March 31, 2003 and December 31, 2002, respectively. Total non-performing assets were $31.1 million and $22.2 million at March 31, 2003 and December 31, 2002, respectively. The increase in non-performing assets of $9.0 million can be generally attributed to the above captioned non-performing loans. Total non-performing assets were 0.78% and 0.58% of total assets at March 31, 2003 and December 31, 2002, respectively.

Other Income

For the three months ended March 31, 2003, other income was $10.7 million compared to $13.8 million for the three months ended March 31, 2002. This equated to a decrease of $3.1 million, or 22.7%. The net decrease resulted from a decrease in sales from information technology sales, which decreased from $4.8 million in the first quarter of 2002 to $2.3 million in the first quarter of 2003. This decrease was the result of decreased sales revenue principally in the hardware sales area.  This decrease was partially offset by an increase in service fees of $227,000 and a $81,000 increase in investment trading fees and commissions compared with the first quarter of 2002.  Net securities gains from securities sales decreased $603,000 due to sales of Blue Rhino stock being completed during 2002.

Other Expense

For the first three months of 2003, other expense was $27.8 million compared to $24.8 million for the same period of 2002. Salaries and employee benefits increased from $11.9 million in the first three months of 2002 to $14.7 million in the first three months of 2003, or an increase of $2.8 million. Adding additional branch locations and expansion of our current operations caused this increase. Net occupancy expense increased from $1.5 million for the quarter ended March 31, 2002 to $1.9 million for the quarter ended March 31, 2003 as a result of opening new offices.  Depreciation expense increased from $1.5 million to $1.7 million from the quarter period ended March 2002 to March 2003, respectively.  Core deposit intangible amortization expense was $188,000 during the first three months of 2003, compared to $125,000 for the same period of 2002. A $1.6 million decrease in information technology services expenses resulted from the decline in cost of sales component for hardware and software sold by CompuNet. This directly relates to the $2.5 million decrease in information technology sales described above in the Other Income section. The remaining expenses classified as other expense increased from $6.5 million to $7.7 million. This increase in Other expense of $1.2 million was derived from a $600,000 increase in legal and consulting expense and an increase of $540,000 in software and data processing expense.  The increase in legal and consulting expense was primarily attributable to the investigation into Mr. Gullion’s misconduct discussed elsewhere in this report.  The increase in software and data processing expenses was caused by adding locations and conversion to one data processing platform for our loan and deposit processing for our Kansas and Florida banks.

Income Tax Expense

Income tax expense for the three months ended March 31, 2003 and 2002 was $2.2 million and $1.9 million, respectively. The effective tax rate for each time period was 24.4% and 24.2%, respectively. Our effective tax rate is less than the statutory federal rate of 35% due primarily to municipal interest income and income generated from our investment in bank owned life insurance.

Financial Condition

From December 31, 2002 to March 31, 2003, total assets grew from $3.8 billion to $4.0 billion. Net loans increased from $2.7 billion to $2.8 billion. Investment securities were $868.1 million at March 31, 2003, compared to $736.1 million at December 31, 2002; an increase of $132.0 million or 17.9%. Mortgage loans held for sale decreased from $25.1 million to $24.6 million. Net premises and equipment decreased from $69.6 million to $69.4 million. Cash surrender value of BOLI life insurance increased from $56.5 million to $77.4 million. Total liabilities increased from $3.6 billion to $3.8 billion. Deposits increased from $2.7 billion to $2.8 billion, from December 31, 2002 to March 31, 2003. Securities sold under agreements to repurchase decreased from $153.6 million to $142.4 million. Total long and short-term borrowings increased $105.7 million, or 15.4%, from December 31, 2002. Accrued interest and other liabilities decreased from $26.1 million to $19.4 million.

During the first three months of 2003, loans increased $298.2 million, or 10.9%, over balances at December 31, 2002.  Mortgage loans held for sale decreased $537 thousand over the balance at December 31, 2002. The decrease was due to a decrease in fixed rate single-family mortgage loans originated during the three-month period ended March 31, 2003.

Investment securities at March 31, 2003, increased $132.0 million compared to the balance at December 31, 2002. This increase resulted from an increase of $57.1 million in US agency mortgage-backed securities and an increase of $65.7 million in US agency securities. The total investment securities portfolio amounted to $868.1 million at March 31, 2003, and was comprised mainly of U.S. government and agencies (16.4%), mortgage-backed (63.6%), and other asset-backed (20.0%) investment securities.

Bank owned life insurance at March 31, 2003, increased $20.9 million compared to the balance sheet amount at December 31, 2002. The increase in the balance primarily resulted from the purchases made in the first quarter and earnings recorded on our investment in bank owned life insurance.

Total deposits increased $87.7 million at March 31, 2003, compared to December 31, 2002, mainly due to an increase of $85.9 million in time deposits, a $60.8 million decrease in money market accounts and a $62.6 million increase in other deposits.

Compared to 2002 year-end balances, borrowings at March 31, 2003, increased $105.7 million. Our short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings decreased $25.1 million during the first three months of 2003 to a balance of $568,000 at March 31, 2003. Long term borrowings, consisting mainly of FHLB borrowings and other long term borrowings from LaSalle Bank, increased $130.6 million to $679.5 million outstanding at March 31, 2003.

During the first three months of 2003, accrued interest and other liabilities decreased $6.7 million, or 25.7%, due to a $5.4 million decrease in federal taxes payable due to tax payments made during the first quarter of 2003 and some reduction in the amount of accrued interest payable.

Contractual Obligations and Commercial Commitments

The following table presents our contractual cash obligations, defined as operating lease obligations, principal payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of March 31, 2003 for the periods indicated.

	Payments Due by Period
Contractual Cash Obligations	Total interest and principal	One Year and Less	One to Three Years	Four to Five Years	More than Five Years
	(dollars in thousands)

Operating leases	$36,952	$3,689	$7,127	$4,762	$21,374
FHLB advances(1)	711,077	91,278	94,495	127,505	395,799
Subordinated debt(1)	79,784	1,734	3,468	3,468	71,114
Trust preferred securities	269,632	7,321	14,642	4,642	233,027
Total contractual obligations	$1,097,445	$104,022	$121,732	$150,377	$721,314

(1)           For floating interest rate obligations, based upon interest rate in effect on March 31, 2003.

Liquidity and Capital Resources

Liquidity defines the ability of us and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank’s assets. Intermediate term liquidity is provided by the Banks’ investment portfolios. Each of the Banks has established a credit facility with the FHLB, under which it is eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments.  As described in the “Federal Home Loan Bank of Des Moines” section, Gold Bank-Kansas may be in default under their credit line agreement with the FHLB of Des Moines. Our liquidity needs and funding are provided through non-affiliated bank borrowings, cash dividends and tax payments from our subsidiary Banks.  As a result of possible regulatory actions, the ability of our subsidiary Banks to pay dividends may be restricted by the Bank’s regulators.  Total loans increased $73.2 million compared to December 31, 2002, while total deposits increased $87.7 million compared to the same period. The majority of our deposits consist of time deposits which mature in less than one year. If we are unsuccessful in rolling over these deposits, then we will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

Cash and cash equivalents and investment securities totaled $981.6 million, or 24.6%, of total assets at March 31, 2003 compared to $832.5 million, or 21.8%, at December 31, 2002. Cash provided by operating activities for the three months ended March 31, 2003 was $50.2 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $213.2 million, consisting of an increase in loans of $78.0 million and the purchase of fixed assets of $1.5 million, the reduction of held to maturity securities of $7.4 million, and the net increase in available for sale securities of $141.1 million. Cash provided by financing activities was $180.1 million, consisting primarily of an increase in deposits of $87.7 million and of an increase in net borrowings of $94.4 million.

We and our subsidiaries actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be “well capitalized” a company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at March 31, 2003 were 10.64%, 8.47% and 6.87%, respectively. These same ratios at December 31, 2002 were 11.02%, 8.61% and 6.96%, respectively. Total loans increased $73.2 million compared to December 31, 2002 while total deposits increased $87.7 million compared to the same period. Even with this increase in the balance sheet, our ratios exceed the necessary levels to be considered well capitalized.

The principal source of funds at the holding company level is dividends from the Banks. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At March 31, 2003, our subsidiary banks could pay $57.7 million in dividends to us and still remain well capitalized. Management believes funds generated from the dividends from our subsidiaries and our existing line of credit will be sufficient to meet our current cash requirements. However, if we continue at our current rate of internal growth, we will need to raise additional equity to remain “well capitalized”.  As discussed below, as a result of the misappropriation of funds by Mr. Gullion and the requirement that we restate our financial statements, we may be in default under our credit facility with LaSalle Bank and Gold Bank-Kansas may be in default under its credit facility with the FHLB.  In addition, as discussed in more detail in Note 9 to our consolidated financial statements included elsewhere in this report, we anticipate and expect that the bank regulatory authorities will take formal supervisory actions against us and Gold Bank-Kansas as a result of events surrounding Mr. Gullion’s misappropriation of bank funds. The formal supervisory actions may include formal written agreements with us and Gold Bank-Kansas, or cease and desist orders issued against us and Gold Bank-Kansas, intended to address and remediate the deficiencies identified by the regulatory authorities.  These formal supervisory actions may include restrictions or prohibitions on the payment of dividends by Gold Bank-Kansas and us.  It is not anticipated at this time that restrictions or prohibitions on the payment of dividends will be imposed on Gold Bank-Florida or Gold Bank-Oklahoma.

LaSalle Line of Credit.

Under our Amended and Restated Loan Agreement dated as of December 1, 1998 (“LaSalle Credit Line”) with LaSalle Bank National Association (“LaSalle Bank”), we may borrow up to approximately $25 million at a rate of interest equal to the greater of 3.5% per annum or LIBOR plus 1.25% per annum.  We draw on the LaSalle Credit Line from time to time to fund various corporate matters including making contributions to our bank subsidiaries to help them maintain their “well-capitalized” status.  As of March 31, 2003, we have nothing outstanding under this line of credit as we used $23 million of the approximately $47 million of net proceeds raised in our equity offering conducted in October, 2002 to pay down the LaSalle Credit Line.

As a result of the misappropriation of funds by Mr. Gullion and the requirement that we restate our financial statements, we may be in default under the LaSalle Credit Line.  In addition, the pending formal supervisory actions against us and Gold Bank-Kansas, which are likely to result in loss of Gold Bank-Kansas’ “well–managed” status (and a loss of its “satisfactory” composite rating) and the issuance of formal written agreements or cease and desist orders, may be further breaches under the LaSalle Credit Line.  If the FRB or the

Commissioner takes formal supervisory action, which we expect that they will, against us or Gold Bank-Kansas, such action would be an additional default under the LaSalle Credit Line.

We have approached LaSalle Bank to request that it waive any existing defaults.  Although we anticipate that we will be successful in securing such a waiver, a written agreement granting this waiver has not been obtained as of the date of this report.  We may not be able to obtain a written waiver from LaSalle Bank until the FRB and the Commissioner have issued final reports regarding the results of the examinations of us and Gold Bank-Kansas.  If LaSalle Bank does not waive these defaults or refuses to permit us to borrow additional funds under the LaSalle Credit Line, we anticipate that we will be able to find alternative financing on reasonable terms and conditions.  If we are unable to replace this line of credit with alternative financing on reasonable terms or conditions, this could have a material adverse affect on our liquidity and restrict our ability to make contributions to our bank subsidiaries to fund additional loan growth while maintaining sufficient capital levels.

ESOP Loan Agreement.

Under the Amended and Restated Loan Agreement dated as of February 8, 2002 (“ESOP Loan Agreement”) of our Employees’ Stock Ownership Plan (the “ESOP”) with LaSalle Bank, the ESOP may borrow up to $15 million.  Loans under the ESOP Loan Agreement bear interest, at the ESOP’s option, at either LaSalle Bank’s Prime Base Rate or LIBOR plus 1.75%.  As of March 31, 2003, the ESOP has approximately $13.4 million outstanding under the ESOP Loan Agreement, which it borrowed to purchase our common stock.  We guarantee the ESOP’s obligations under the ESOP Loan Agreement. We currently do anticipate that the ESOP will need to borrow any further amounts under the ESOP Loan Agreement.

The ESOP may be in default under the ESOP Loan Agreement as a result of the misappropriation of funds by Mr. Gullion and the requirement that we restate our financial statements.  The pending formal supervisory actions against us and Gold Bank-Kansas, which are likely to result in loss of Gold Bank-Kansas’ “well–managed” status (and a loss of its “satisfactory” composite rating) and the issuance of formal written agreements or cease and desist orders, may be further breaches of the ESOP Loan Agreement  If the FRB or the Commissioner takes formal supervisory action, which we expect that they will, against us or Gold Bank-Kansas, such action would be an additional default under the ESOP Loan Agreement.

The ESOP has approached LaSalle Bank to request that it waive any existing defaults.  Although we anticipate that the ESOP will be successful in securing such a waiver, a written agreement granting this waiver has not been obtained as of the date of this report.  The ESOP may not be able to obtain a written waiver from LaSalle Bank until the FRB and the Commissioner have issued final reports regarding the results of the examinations of us and Gold Bank-Kansas.

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

Federal Home Loan Bank of Des Moines.

As of March 31, 2003, Gold Bank-Kansas had approximately $16.0 million outstanding under the Agreement for Advances, Pledge and Security Agreement dated as of January 24, 1989, as amended (“FHLB-Des Moines Credit Line”) between Gold Bank-Kansas and Federal Home Loan Bank of Des Moines (“FHLB-Des Moines”).  As a result of the misappropriation of funds by Mr. Gullion and the requirement that we restate our financial statements, Gold Bank-Kansas may be in default under the FHLB-Des Moines Credit Line.  In addition, the pending formal supervisory actions against us and Gold Bank-Kansas, which are likely to result in loss of Gold Bank-Kansas’ “well–managed” status (and a loss of its “satisfactory” composite rating) and in the issuance of formal written agreements or cease and desist orders, may be further breaches under the FHLB-Des Moines Credit Line.

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

Purchase of Gullion Stock.

We are in the process of negotiating through Mr. Gullion’s attorney the purchase of all or part of Mr. Gullion’s shares of our common stock at an appropriate price to partially satisfy his restitution obligations to us and to avoid the sale by his secured lender of his shares in order to satisfy his indebtedness to that lender.  See “Item 1 — Business — Summary of Recent Events and Restatement of Financial Statements  — Recent Events” in the 2002 Annual Report.  A significant portion of Mr. Gullion's shares are subject to a right of first refusal in favor of Mr. Allen Peterson, one of our directors, and Mr. William Wright, one of our former directors.  We would not be able to purchase Mr. Gullion's shares until the time period for exercising the right of first refusal has expired or been waived.  Although this purchase would use our capital resources, the Board believes having us purchase the shares is preferable to the alternative of Mr. Gullion, or his secured lender, liquidating a large block of shares by selling into the market and possibly depressing our stock price.  We believe that we have adequate sources of internal capital to pay for such purchase.  Although these shares would initially be held as treasury shares, we may in the future resell all or part of these shares.

BOLI Policies

Our Bank subsidiaries have purchased bank-owned life insurance (“BOLI”) policies with death benefits payable to the Banks on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank’s aggregate investment in BOLI to 25% of the bank’s capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the Bank’s capital and surplus. All of the Banks’ BOLI investments comply with federal guidelines. As of March 31, 2003, Gold Bank-Kansas had $43.3 million of BOLI (equal to 24.4% of its capital and surplus), Gold Bank-Oklahoma had $20.8 million of BOLI (equal to 24.5% of its capital and surplus) and Gold Bank-Florida had $13.2 million of BOLI (equal to 24.4% of its capital and surplus). In January 2003, Gold Bank-Kansas, Gold Bank-Oklahoma and Gold Bank-Florida increased their BOLI investments by $14 million, $4 million and $2 million, respectively.  The aggregate BOLI investment of each Bank is now just below the maximum regulatory limit.  The Banks monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. We believe that these BOLI investments will not have any significant impact on the capital or liquidity of our Bank subsidiaries.

CompuNet Activities

CompuNet Engineering, Inc., which was acquired in March 1999, provides information technology, e-commerce services and networking solutions for banks and other businesses. Under current Federal Reserve regulations, the data processing activities of a bank holding company and its subsidiaries must be done primarily for financial companies, and non-financial data processing activities must be limited to 30% of the bank holding company’s total consolidated annual data processing revenues. When we acquired CompuNet, the aggregate data processing activities of us and CompuNet complied with this 30% limitation.

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

In 2001, CompuNet acquired the assets of Information Products, Inc., which provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware, maintenance and systems design and installation across all industry sectors. This acquisition significantly increased the amount of

CompuNet’s non-financial data processing activities. For the quarter ended March 31, 2003 approximately 60% of CompuNet’s revenues were non-financial in nature, and thus not in compliance with the Federal Reserve’s current 30% limitation. This will require us to take corrective action to bring CompuNet’s activities within federal regulatory requirements.

This could be accomplished by increasing CompuNet’s revenues from financial data processing activities, decreasing CompuNet’s revenues from non-financial data processing activities, converting CompuNet into a merchant banking investment (which may not be available if we are required to divest our merchant banking investments), or selling part or all of CompuNet’s business to an unaffiliated third party, or other curative action.  Due to the uncertainty involved in our continued ownership of CompuNet, we currently intend to negotiate with potential buyers of ComputNet.

Impact of Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.  We do not believe that the adoption of Statement No. 146 will have a significant impact on our consolidated financial statements.

In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions”.  This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises.  Those transition provisions were effective on October 1, 2002.  The scope of Statement No. 147 was amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  The adoption of Statement No. 147 did not have a significant impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of Interpretation No. 45 did not have a significant impact on our consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  This Statement, which amends Statement No. 123, “Accounting for Stock-Based Compensation”, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, it requires more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”.  This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, elaborates on the financial statement disclosures to be made by enterprises involved with variable interest entities, including requiring consolidation of entities in which an enterprise has a controlling financial interest that is not controlled through voting interests.  The requirements in this Interpretation are effective for variable interest entities created after January 31, 2003 and the first fiscal or interim period beginning after June 15, 2003 for variable interest entities acquired before that date.  We do not believe that the adoption of Interpretation No. 46 will have a significant impact on our consolidated financial statements.

We adopted SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” on January 1, 2002. The Statement established a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statements also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such specific circumstances. The adoption of the new Statement did not have a significant effect on our earnings or financial position.

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of our accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in the first note to the consolidated financial statements in the 2002 Annual Report. Critical accounting policies are both important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses

Our most critical accounting policy relates to the allowance for loan losses and involves significant management valuation judgments. We perform periodic and systematic detailed reviews of our lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects our estimate of the collectability of the loan portfolio. Further discussion of the methodologies used in establishing this reserve is contained in the Provision/Allowance for Loan Losses section of this report.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover loan losses. We may have to increase the allowance in the future. Material additions to our allowance for loan losses would have a material adverse effect on our net earnings.

Impairment of Goodwill Analysis

As required by the provisions of SFAS 142, we completed our initial valuation analysis to determine whether the carrying amounts of our reporting units were impaired. Our initial impairment review indicated that there was no impairment of goodwill as of December 31, 2002. However, as required by SFAS 142, we will be required to review the goodwill for impairment at least annually or more frequently based upon facts and circumstances related to a particular reporting unit.

The fair value of our non-bank financial subsidiaries (Gold Capital Management and CompuNet Engineering) fluctuates significantly based upon, among other factors, the net operating income of these subsidiaries. If these subsidiaries experience a sustained deterioration in their cash flow from operations then we may have to record a goodwill impairment charge in the future.

During 2002, CompuNet Engineering did not earn a majority of its revenue from providing services to financial institutions.  As a result, we may be required under the Bank Holding Company Act to divest our interest in CompuNet Engineering. See “— Financial Condition—Liquidity and Capital Resources – CompuNet Activities” below.   In the event that CompuNet Engineering were sold for less than the carrying value of its associated assets and goodwill, we would be required to record a goodwill impairment charge.  The goodwill associated with CompuNet Engineering was $4.6 million at March 31, 2003.

In addition, if we were to lose our “well–managed” status or our composite rating is not “satisfactory”, as discussed in Note 9 “ Proceedings — Internal Investigation and Regulatory Examination and Inquiries” in the accompanying financial statements included elsewhere in this report, we may be required to cease engaging, directly or indirectly, in all activities other than those permissible for a bank holding company without financial holding company status.  We currently do not have any goodwill recorded with respect to any of our subsidiaries that are conducting such activities.  However, if we were required to cease engaging in such activities, we might incur a loss in connection with the liquidation or sale of the subsidiaries conducting such activities.  We are unable at this time to estimate the magnitude of such potential losses.  The carrying value of the assets in these businesses as of March 31, 2003 was approximately $12.6 million.

Deferred Income Taxes

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgement is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

Forward Looking Information and Statements

The information included or incorporated by reference in this report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future financial performance and business of us and our subsidiaries, including, without limitation:

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•                                          results of the joint regulatory examination of Gold Bank-Kansas and the examination of us

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

•                                          changes in the interest rate environment

•                                          the effect of a change in the management rating of Gold Bank-Kansas

•                                          competitive pressures among financial services companies may increase significantly

•                                          general economic conditions, either nationally or in our markets, may be less favorable than expected

•                                          legislative or regulatory changes may adversely affect the business in which we and our subsidiaries are engaged

•                                          technological changes may be more difficult or expensive than anticipated

•                                          changes may occur in the securities markets

We have described under “Factors That May Affect Future Results of Operations, Financial Condition or Business” additional factors that could cause actual results of operations, business or financial condition to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made.

Factors That May Affect Future Results of Operations, Financial Condition or Business

We have identified important risks and uncertainties that could affect the our results of operations, business or financial condition and that could cause them to differ materially from our historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, us. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

Internal Investigations and Regulatory Examinations.  On March 17, 2003, Malcolm M. Aslin replaced Michael W. Gullion as our Chief Executive Officer due to an on-going investigation into certain improper conduct that is summarized in “Item 1 — Business — Summary of Recent Events and Restatement of Financial Statements” and described more fully in “Item 13 — Certain Relationships and Related Transactions” in the 2002 Annual Report.  The FRB-KC and the Commissioner have completed an investigation into these transactions as part of their regularly scheduled examinations.  See Note 9 of the consolidated financial statements included in this report.  In addition, the SEC is conducting an informal investigation and Nasdaq is conducting an inquiry into these matters.

On April 9, 2003, the Audit Committee met with the bank regulators to discuss the anticipated results of their examinations.  At the meeting, we were advised by the bank regulators of the violations of law and the CAMELS ratings that will likely be included in the forthcoming reports of examinations.  The regulators identified noncompliance or deficiencies in regard to Regulation H (information technology), Regulation O (loans to directors and officers), Section 23A of the Federal Reserve Act (transactions with affiliates) and the Bank Secrecy Act.  Based upon the discussions during this meeting, we expect that Gold Bank-Kansas will lose its “well–managed” status (and its “satisfactory” composite rating) and formal supervisory actions by the regulators will be taken against Gold Bank-Kansas and us.  The formal supervisory actions may include formal written agreements with us and Gold Bank-Kansas, or cease and desist orders issued against us and Gold Bank-Kansas, intended to address and remediate the deficiencies identified by the regulators.

Until the FRB-KC determines that we have corrected the conditions that resulted in the loss of the Gold Bank-Kansas’ “well–managed” status, we may not, directly or indirectly, or through any of our subsidiaries that are not banks or subsidiaries of banks, engage in any additional financial activities other than those authorized for bank holding companies without financial holding company status, without prior written approval of the FRB-KC.  If Gold Bank-Kansas does not become “well–managed” or its composite rating does not become “satisfactory” within 180 days after receipt of the Notice from the FRB-KC, the FRB-KC may take additional actions against us, including requiring us to divest our ownership of our subsidiary banks or cease engaging, directly or indirectly, in all activities other than those permissible for a bank holding company without financial holding company status.  We do not expect to be required to divest ownership of our subsidiary banks.

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

Our allowance for loan losses may not be adequate.  Our allowance for loan losses may not be adequate to cover actual loan losses.  As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to cover repayment.  Credit losses are inherent in the lending business and could have a material adverse effect on our operating results.  Additionally, approximately 88.1% of our loan portfolio on March 31, 2003 consisted of construction loans, agricultural loans, loans secured by commercial real estate, and commercial business loans. These loans generally involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans and carry higher loan balances.  The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality and value of the collateral in the case of collateralized loans, among other things. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the general creditworthiness of individuals and the value of real estate serving as security for the repayment of such loans. Our credit risk with respect to our commercial and consumer installment loan portfolio relates principally to the general creditworthiness of businesses and individuals within our local markets.  Our credit risk with respect to our agricultural loan portfolio relates, among other factors, to commodity prices and weather patterns.

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

Funding our substantial cash requirements with dividends from our bank subsidiaries will reduce the capital levels of the banks and thus their ability to grow.  We are a separate legal entity from our subsidiaries and do not have significant operations of our own. We depend primarily on dividends we receive from our subsidiaries, which may be limited by statute and regulations, and our cash and liquid investments to pay dividends on our common stock and to pay our operating expenses. In addition, we had an aggregate outstanding amount of $113.3 million in subordinated debt and trust preferred securities, as compared to total equity of $231.7 million outstanding, as of March 31, 2003.  Our annual interest payments due on these borrowings were approximately $9.1 million as of March 31, 2003.  In the current interest rate environment, the effect of our interest rate swap agreements will be to reduce such interest payments, although one of the swap agreements has been called and terminated by our counterparty.  We are also dependent on dividends from our bank subsidiaries to service these borrowings, and ultimately for principal repayment at maturity, as well as to service our line of credit.  The FRB-KC and the Commissioner have the authority to prohibit or limit the payment of dividends by our banking subsidiaries to us and the FRB-KC has the authority to prohibit or limit the payment of dividends by us to our stockholders.  The formal regulatory actions that we anticipate will be taken by regulatory authorities as a result of the recent examination of Gold Bank-Kansas may include restrictions or prohibitions on the payment of dividends by Gold Bank-Kansas to us or by us to our shareholders.

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

Loss of liquidity due to breaches under our credit facilities.  In connection with the pending formal supervisory actions against us and Gold Bank-Kansas and the requirement that we restate our financial statements as a result of misappropriation of funds by Mr. Gullion, we may be in default under our LaSalle Credit Line and our FHLB-Des Moines Credit Line.  As of March 31, 2003, Gold Bank-Kansas owed approximately $16.0 million under the FHLB-Des Moines Credit Line.  Our ESOP may also be in default under its credit facility with LaSalle Bank, which we guarantee.  As of March 31, 2003, the ESOP owed approximately $13.4 million under its credit facility.  See “— Capital and Liquidity.”

If we are unable to replace these lines of credit with alternative financing on reasonable terms or conditions or if the unallocated shares of common stock owned by the ESOP are not sufficient to repay the ESOP’s loan and we must pay off the ESOP’s loan, this could have a material adverse affect on our liquidity and restrict our ability to make contributions to our bank subsidiaries to fund additional loan growth while maintaining sufficient capital levels.

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

Our ability to pay dividends on our common stock is limited by the ability of our subsidiary banks to pay dividends under applicable law and by contracts relating to our trust preferred securities.  Our ability to pay dividends on our common stock largely depends on our receipt of dividends from our subsidiary banks.  The amount of dividends that our subsidiary banks may pay to us is limited by federal and state banking laws and regulations.  As a financial holding company, our subsidiary banks are required to maintain capital sufficient to meet the “well capitalized” standard set by the regulators and will be able to pay dividends to us only so long as their capital continues to exceed these levels.  We or our banks may decide to limit the payment of dividends even when we or they have the legal ability to pay them in order to retain earnings for use in our or our banks’ business.  Under contracts relating to our trust preferred securities, we are prohibited from paying dividends on our common stock if we have not made required payments on, or have elected to defer payments of interest on, the junior subordinated debentures that support our trust preferred securities or if an event of default has occurred and is continuing with respect to such debentures. Substantially similar contractual provisions related to the trust preferred securities for Gold Bank-Florida limit the payment of dividends by our Florida intermediate holding company.

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

While we have not historically used interest rate swaps or other derivative instruments to manage interest rate exposure, in August 2002 we entered into three interest rate swap agreements with an aggregate notional amount of $82.5 million.  The swaps effectively converted our fixed interest rate obligations under our three outstanding series of trust preferred securities to variable interest rate obligations, decreasing the asset sensitivity of our balance sheet by more closely matching our variable rate assets with variable rate liabilities.  Each swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities.  Under each of the swaps, we pay a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and receive a fixed rate equal to the interest we are obligated to pay on the related trust preferred securities.

The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003.  Under the swap agreement, no payments were due between the parties and no gain or loss was recognized by us.  We do not expect to replace this terminated agreement.  The remaining swap agreements are also callable by the counterparty prior to their respective maturity dates.

Along with internal gap management reports, we and our subsidiary banks use an asset/liability modeling service to analyze each bank’s current gap position. The system simulates the banks’ asset and liability base and projects future net interest income results under several interest rate assumptions. We strive to maintain an aggregate gap position such that each 100 basis point change in interest rates will not affect net interest income by more than 10%.

The following table indicates that, at March 31, 2003, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual

200 basis point rise	$143,514,000	$9,594,000	7.16%
100 basis point rise	$139,307,000	$5,387,000	4.02%
Base Rate Scenario	$133,920,000	—	—
50 basis point decline	$132,458,000	$(1,462,000)	(1.09%	)
100 basis point decline	$129,988,000	$(3,932,000)	(2.94%	)

ITEM 4:                CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II    OTHER INFORMATION

ITEM 1:                LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 9 “Legal Proceedings” to the consolidated financial statements contained in Part I, Item I of this report.

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

99.1

Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated May 15, 2003, which is accompanying this Quarterly Report on Form 10-Q for the three months ended March 31, 2003 and is not treated as filed in reliance on the SEC’s Interim Guidance Regarding Filing Procedures.

99.2

Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated May 15, 2003, which is accompanying this Quarterly Report on Form 10-Q for the three months ended March 31, 2003 and is not treated as filed in reliance on the SEC’s Interim Guidance Regarding Filing Procedures.

(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the first quarter of 2003:

•	On March 5, 2003, we filed a Current Report on Form 8-K announcing the execution of an agreement for the sale of the two Gold Bank-Oklahoma branch locations.

•

On March 14, 2003, we filed a Current Report on Form 8-K announcing that Malcolm M. Aslin replaced Michael W. Gullion as our Chief Executive Officer, effective March 17, 2003 due to irregularities in his personal bank account.

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

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Malcolm M. Aslin, Chief Executive Officer of Gold Banc Corporation, Inc. (the “registrant”) certify that:

2.                                       I have reviewed the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (this “report”);

3.                                       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

4.                                       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

5.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c)                                  presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7.                                       The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Malcolm M. Aslin
Malcolm M. Aslin
Date: May 15, 2003	President and Chief Executive Officer

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rick J. Tremblay, Executive Vice President and Chief Financial Officer of Gold Banc Corporation, Inc. (the “registrant”) certify that:

1.                                       I have reviewed this Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (this “report”);

2.                                       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c)                                  presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Rick J. Tremblay
Rick J. Tremblay
Date: May 15, 2003	Executive Vice President and Chief Executive Officer