Form 10-Q/A
period 2002-06-30
GOLD BANC CORP INC
filed 2003-07-25
CIK 1015610

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

GOLD BANC CORPORATION, INC.

INDEX TO 10-Q FOR THE QUARTERLY

Period Ended June 30, 2002

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002 solely for the purpose of amending Items 1 and 2 of Part I and Item 6 of Part II of that Quarterly Report due to the recent developments described below.

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

Our Audit Committee led an internal investigation with assistance from its independent legal counsel, forensic accountants and our internal audit department, which was outsourced in March 2003 to Deloitte & Touche.  The scope of the internal investigation was extensive and included a review of transactions, accounts, assets, loans and other matters involving Mr. Gullion, his family members or related entities that were identified as possibly suspicious during the investigation or otherwise by Gold Bank-Kansas personnel or regulatory officials.  The internal investigation is complete.  A report on the results of the internal investigation was issued on March 31, 2003 and was supplemented on April 9, 2003.  The internal investigation generally covered the period commencing January 1, 1998 through April 12, 2003.  However, the underlying documentation for some transactions in 1998 and early 1999 was incomplete.  See “Item 1.—Business—Summary of Recent Events and Restatement of Financial Statements” and “Item 13 — Certain Relationships and Related Transactions” in our Annual Report on Form 10-K/A for 2002 (the “2002 Annual Report”) for additional information related to the investigation.

As a result of the investigation, we determined that it was necessary to restate our financial statements for the years ended December 31, 2001 and 2000.  The restatement principally relates to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card.  The financial statements reflecting this restatement were included in our 2002 Annual Report.  See “Item 6 — Selected Consolidated Financial Data” and the restatement of our consolidated financial statements and the notes thereto contained in “Item 8 — Financial Statements and Supplementary Data”, including Note 2 “Restatement and Impact on Earnings” and Note 23 “Summary of Operating Results by Quarter — Unaudited” in the 2002 Annual Report.  Based on discussions with the staff of the SEC, we are also restating our quarterly financial statements for 2002 and 2001.  On May 15, 2003, we filed with the SEC an amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2002.  That report restated our financial statements for the first quarter of 2002.  This report includes the restatement of the financial statements for the second quarter of 2002 and 2001 and includes all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin No. 99 (“SAB 99”).  In addition, this report also includes adjustments relating to the reclassification of expenses related to Mr. Gullion’s misconduct and other minor adjustments. See Note 2 to the consolidated financial statements included elsewhere in this report.  This report also includes an amended Item 2 – Management’s Discussion and Analysis of Operations and Results of Operations to reflect the restatement of the financial statements and an amended Item 6 – Exhibit List.  Except as described in this paragraph, we are not modifying our previous disclosures (which were made based upon the information that was then available) to address or account for events that have occurred subsequent to the date we filed our original Form 10-Q.  In the near future, we will file a Form 10-Q/A with the SEC for the third quarter of 2002 containing restated financial statements for the third quarters of 2002 and 2001.

PART I

FINANCIAL INFORMATION

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2002	Dec. 31, 2001
	(Restated)	(Restated)
ASSETS
Cash and due from banks	$70,641	$73,675
Federal funds sold and interest-bearing deposits	19,693	98
Total cash and cash equivalents	90,334	73,773
Investment securities:
Available-for-sale	574,622	567,746
Held-to-maturity	23,383	14,364
Trading	4,209	6,668
Total investment securities	602,214	588,778
Mortgage loans held for sale, net	16,499	11,335
Loans, net	2,394,277	2,124,973
Premises and equipment, net	70,132	57,738
Goodwill, net	34,857	35,184
Intangible assets, net	3,863	3,984
Cash surrender value of bank owned life insurance	54,935	53,038
Accrued interest and other assets	54,398	66,152
Total assets	$3,321,509	$3,014,955
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits	$2,435,078	$2,163,866
Securities sold under agreements to repurchase	125,981	103,672
Federal funds purchased and other short-term borrowings	936	30,908
Subordinated debt and guaranteed preferred beneficial interests in company’s debentures	111,749	111,749
Long-term borrowings	448,453	416,413
Accrued interest and other liabilities	26,666	23,807
Total liabilities	3,148,863	2,850,415
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value; 50,000,000 shares authorized, 38,431,693 issued at June 30, 2002 and 38,352,074 issued at December 31, 2001	38,432	38,352
Additional paid-in capital	76,734	76,584
Retained earnings	95,736	83,987
Accumulated other comprehensive income (loss), net	4,547	(8)
Unearned compensation	(9,683)	(3,440)
	205,766	195,475
Less treasury stock—4,721,510 shares at June 30, 2002 and 4,417,010 shares at December 31, 2001	(33,120)	(30,935)
Total stockholders’ equity	172,646	164,540
Total liabilities and stockholders’ equity	$3,321,509	$3,014,955

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Six Months Ended June 30, 2002 and June 30, 2001

(In thousands, except per share data)

(unaudited)

	June 30, 2002	June 30, 2001
	(Restated)	(Restated)
Interest Income:
Loans, including fees	$79,943	$86,113
Investment securities	16,962	15,259
Other	1,027	2,730
	97,932	104,102
Interest Expense:
Deposits	31,466	46,625
Borrowings and other	17,072	13,701
	48,538	60,326
Net interest income	49,394	43,776
Provision for loan losses	9,955	4,340
Net interest income after provision for loan losses	39,439	39,436
Other income:
Service fees	8,520	5,494
Investment trading fees and commissions	2,634	3,024
Net gains on sale of mortgage loans	838	1,244
Net securities gains	3,360	1,289
Gain on sale of branch facilities	2,381	—
Information technology services	9,595	3,886
Other	3,370	4,935
	30,698	19,872
Other expense:
Salaries and employee benefits	25,277	22,052
Net occupancy expense	3,016	2,982
Depreciation expense	3,046	3,092
Goodwill amortization expense	—	1,104
Core deposit intangible amortization	250	—
Losses resulting from misapplication of bank funds	103	930
Information technology services	6,488	2,365
Other	14,093	10,392
	52,273	42,917
Earnings before income taxes	17,864	16,391
Income tax expense	4,767	5,535
Net earnings	$13,097	$10,856
Net earnings per share-basic and diluted	$0.39	$0.31

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended June 30, 2002 and June 30, 2001

(In thousands, except per share data)

(unaudited)

	June 30, 2002	June 30, 2001
	(Restated)	(Restated)
Interest Income:
Loans, including fees	$41,077	$41,969
Investment securities	8,625	8,128
Other	432	1,019
	50,134	51,116
Interest Expense:
Deposits	16,069	22,301
Borrowings and other	8,632	7,298
	24,701	29,599
Net interest income	25,433	21,517
Provision for loan losses	4,920	1,795
Net interest income after provision for loan losses	20,513	19,722
Other income:
Service fees	4,550	2,899
Investment trading fees and commissions	1,172	1,557
Net gains on sale of mortgage loans	142	374
Net securities gains	2,825	310
Gain on sale of branch facilities	2,381	—
Information technology services	4,780	2,493
Other	1,018	2,227
	16,868	9,860
Other expense:
Salaries and employee benefits	13,329	11,447
Net occupancy expense	1,538	1,518
Depreciation expense	1,537	1,544
Goodwill amortization expense	—	552
Core deposit intangible amortization	125	—
Losses resulting for misapplication of bank funds	78	860
Information technology services	3,317	1,570
Other	7,580	4,965
	27,504	22,456
Earnings before income tax	9,877	7,126
Income tax expense	2,837	2,333
Net earnings	$7,040	$4,793
Net earnings per share-basic and diluted	$0.21	$0.14

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2002 (Restated) and June 30, 2001 (Restated)

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Treasury Stock	Total
Balance at December 31, 2000	$—	$38,286	$76,152	$63,534	$836	$(3,802)	$(5,795)	$169,211
Net earnings for the six months ended June 30, 2001	—	—	—	10,856	—	—	—	10,856
Change in unrealized gain on available-for-sale securities	—	—	—	—	1,820	—	—	1,820
Total comprehensive income for the six months ended June 30, 2001	—	—	—	10,856	1,820	—	—	12,676
Exercise of 50,467 stock options	—	50	234	—	—	—	—	284
Purchase of 2,444,600 shares of treasury stock	—	—	—	—	—	—	(16,387)	(16,387)
Decrease in unearned compensation	—	—	—	—	—	1,000	—	1,000
Dividends paid ($0.04 per common share)	—	—	—	(1,443)	—	—	—	(1,443)
Balance at June 30, 2001	$—	$38,336	$76,386	$72,947	$2,656	$(2,802)	$(22,182)	$165,341

Balance at December 31, 2001	$—	$38,352	$76,584	$83,987	$(8)	$(3,440)	$(30,935)	$164,540
Net earnings for the six months ended June 30, 2002	—	—	—	13,097	—	—	—	13,097
Change in unrealized gain on available-for-sale securities	—	—	—	—	4,555	—	—	4,555
Total comprehensive income for the six months ended June 30, 2002	—	—	—	13,097	4,555	—	—	17,652
Exercise of 79,619 stock options	—	80	150	—	—	—	—	230
Purchase of 304,500 shares of treasury stock	—	—	—	—	—	—	(2,185)	(2,185)
Increase in unearned compensation	—	—	—	—	—	(6,243)	—	(6,243)
Dividends paid ($0.04 per common share)	—	—	—	(1,348)	—	—	—	(1,348)
Balance at June 30, 2002	$—	$38,432	$76,734	$95,736	$4,547	$(9,683)	$(33,120)	$172,646

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2002 and June 30, 2001

(In thousands)

(unaudited)

	June 30, 2002	June 30, 2001
	(Restated)	(Restated)
Cash flows from operating activities:
Net earnings	$13,097	$10,856
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities, net of purchase acquisitions:
Provision for loan losses	9,955	4,340
Gains on sales of securities	(3,426)	(1,289)
Amortization of investment securities’ premiums, net of accretion	(320)	(101)
Depreciation	3,046	3,092
Amortization of intangible assets	250	—
Amortization of goodwill	—	1,104
Gain on sale of mortgage loans, net	(838)	(1,244)
Bank owned life insurance	(1,897)	—
Net decrease in trading securities	2,459	(1,880)
Proceeds from sale of loans held for sale	51,297	58,522
Origination of loans held for sale, net of repayments	(55,623)	(17,488)
Other changes:
Accrued interest receivable and other assets	11,754	(8,165)
Accrued interest payable and other liabilities	5,345	(2,629)
Net cash provided by operating activities	35,099	45,118
Cash flows from investing activities:
Net increase in loans	(279,258)	(85,688)
Principal collections and proceeds from sales and maturities of available-for-sale securities	336,379	212,641
Purchases of available-for-sale securities	(337,504)	(265,700)
Purchases of held-to-maturity securities	(9,021)	(11,360)
Purchase of bank owned life insurance policy	—	(50,505)
Net additions to premises and equipment	(15,441)	(1,727)
Cash paid, net of cash received, in purchase acquisition	—	(3,363)
Net cash used in investing activities	(304,845)	(205,702)
Cash flows from financing activities:
Increase (decrease) in deposits	271,212	(76,456)
Net (decrease) increase in short-term borrowings	(7,663)	139,844
Proceeds from FHLB & long-term borrowings	25,797	94,644
Proceeds from issuance of common stock	230	284
Purchase of treasury stock	(2,185)	(16,387)
Dividends paid	(1,348)	(1,443)
Net cash provided by financing activities	286,043	140,486
Increase (decrease) in cash and cash equivalents	16,561	(20,098)
Cash and cash equivalents, beginning of period	73,773	118,891
Cash and cash equivalents, end of period	$90,334	$98,793
Supplemental schedule of non-cash activities :
Non-cash investing activities related to the securitization of loans held for sale:
Increase in investment securities	—	$41,199
Decrease in mortgage loans held for sale	—	41,199
Non-cash activities related to purchase acquisitions:
Increase in land, buildings, and equipment	—	$298
Increase in other assets	—	4,213
Increase in other liabilities	—	1,148
Supplemental disclosure of cash flow information:
Cash paid for interest	$24,071	$30,007
Cash paid for income taxes	1,717	4,270

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

2.    Restatement and Impact on Earnings

As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000.  The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by SAB 99.  We are also filing amended Form 10-Qs with respect to the first three quarters of 2002 to reflect the restatement of the financial information for such periods.  Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 and 2000.  The accompanying consolidated financial statements restate our financial statements for the three and six months ended June 30, 2002 and June 30, 2001.

The restatement principally related to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The transactions were discovered by an internal investigation conducted by our Audit Committee, with assistance from its independent legal counsel and forensic accountants.  For a detailed discussion of the internal investigation and the discovered transactions, see “Item 13 — Certain Relationships and Related Transactions” in the 2002 Annual Report.

The effect of the restatement is as follows for the periods presented below:

	Restatements to Net Earnings as Previously Reported
	Pre-Tax	Tax Effect	After Tax	% Change to Reported
	(Dollars in thousands)
Three Months Ended June 30:
2002	$(255)	$(183)	$(72)	1.01%
2001	$(1,416)	$(132)	$(1,284)	22.55%

Six Months Ended June 30:
2002	$(488)	$(366)	$(122)	0.92%
2001	$(1,455)	$(264)	$(1,191)	9.88%

The impact of these amounts to reported basic and diluted earnings (loss) per share is as follows:

	Basic Earnings Per Share		Diluted Earnings Per Share
	As reported	As restated	As reported	As restated
Three Months Ended June 30:
2002	$0.21	$0.21	$0.21	$0.21
2001	$0.17	$0.14	$0.17	$0.14

Six Months Ended June 30:
2002	$0.39	$0.39	$0.39	$0.39
2001	$0.33	$0.31	$0.33	$0.31

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

The shares used in the calculation of basic and diluted income per share for the three and six months ended June 30, 2002 and June 30, 2001 are shown below (in thousands):

	For the Three Months ended June 30		For the Six Months ended June 30
	(Restated)		(Restated)
	2002	2001	2002	2001
Weighted average common shares outstanding	33,199	34,842	33,080	35,577
Unallocated ESOP Shares	(947)	(742)	(857)	(742)
Total basic weighted average common shares outstanding	32,252	34,100	32,223	34,835
Stock options	225	48	156	40
Total diluted weighted average common shares outstanding	32,477	34,052	32,379	34,875

4.    Intangible Assets and Goodwill

The following table presents information about the Company’s intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

	June 30, 2002		June 30, 2001
	(Restated)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Core deposit premium	$4,156	$293	$—	$—
Total	$4,156	$293	$—	$—

Aggregate amortization expense for the six months ended		$250		$—

Restated estimated amortization expense for the years ending December 31 (in thousands):

2002	$500
2003	$500
2004	$500
2005	$500
2006	$500

As required by SFAS 142, the Company discontinued recording goodwill amortization expense effective January 1, 2002. The following tables compare results of operations as if no goodwill amortization had been recorded for the three and six months ended June 30, 2002 and June 30, 2001.

	For the Three Months ended June 30		For the Six Months ended June 30
	2002	2001	2002	2001
	(Restated)		(Restated)
	(In thousands, except per share data)		(In thousands, except per share data)
Reported net income:	$7,040	$4,793	$13,097	$10,856
Add back goodwill amortization	—	552	—	1,104
Adjusted net income	$7,040	$6,223	$13,097	$11,960
Basic earnings per share:
Reported net income	$0.22	$0.14	$0.41	$0.31
Add back goodwill amortization	—	0.02	—	0.03
Adjusted net income	$0.22	$0.16	$0.41	$0.34
Diluted earnings per share:
Reported net income	$0.22	$0.14	$0.41	$0.31
Add back goodwill amortization	—	0.02	—	0.03
Adjusted net income	$0.22	$0.16	$0.41	$0.34

5.    Comprehensive Income.

Comprehensive income was $11.8 million and $6.1 million for the three months ended June 30, 2002 and 2001, respectively. Comprehensive income was $17.7 million and $12.7 million for the six months ended June 30, 2002 and June 30, 2001, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended June 30, 2002 and June 30, 2001, the Company recorded reclassification adjustments of $1.8 million and $198,000 associated with gains included in net earnings for the respective periods. During the six months ended June 30, 2002 and June 30, 2001, the Company recorded reclassification adjustments of $2.2 million and $825,000 associated with gains included in net income for the respective periods.

6.    Mergers, Acquisitions, Dispositions and Consolidations

Ott Financial Corporation.    On March 30, 2001, Gold Capital Management, Inc., the Company’s wholly owned subsidiary, acquired Ott Financial Corporation of Wichita, Kansas for approximately $2.7 million. Ott was the holding company for Davidson Securities, Inc. and J.O. Davidson and Associates, Inc., which specialized in public finance advisory and underwriting services. At the time of the acquisition, the companies were all merged into Gold Capital Management. The acquisition was accounted for using the purchase method of accounting. The excess of cost over fair value of the underlying net assets acquired was approximately $1.5 million. Ott had total assets of approximately $1.3 million at the time of the acquisition.  The following schedule reflects the allocation of the purchase price to the various assets and liabilities acquired in the acquisition.

	Historical Basis	Fair Value Adjustments	Adjusted Balances

Cash	$266,000	—	266,000
Investments	858,000	—	858,000
Fixed assets	38,000		38,000
Account receivable	51,000		51,000
Other assets	61,000	—	61,000
Goodwill	—	1,481,000	1,481,000

	$1,274,000	1,481,000	2,755,000

Other accrued expenses	$17,000	—	17,000
Stockholders’ equity	1,257,000	1,481,000	2,738,000

	$1,274,000	1,481,000	2,755,000

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

7.    Treasury Stock

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

8.    Consolidation/Repositioning/Mortgage Subsidiary Closing Expense

During the fourth quarter of  1999, the Company consolidated its nine Kansas subsidiary banks into a single Kansas-chartered bank. In the fourth quarter of 2000, the Company consolidated its three Oklahoma subsidiary banks into a single Oklahoma-chartered bank. The plan for the consolidations was formed with the intention to reposition the Company to improve service to its customers, achieve higher profitability and enhance its visibility in each state.

The plan primarily involved exiting certain duplicate branch banking facilities, resulting in asset write-downs to estimated fair value, eliminating duplicate back office functions, abandoning certain leases and reducing the number of full-time employees. Accordingly, the Company recognized repositioning expenses of approximately $4.0 million in the year ended December 31, 2000. Details of the Kansas and Oklahoma repositioning accrual for the three and six months ended June 30, 2002 and June 30, 2001 are as follows (in thousands):

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

During the fourth quarter of 2000, the Company announced it would close its separate mortgage banking subsidiary, Gold Banc Mortgage, Inc. As a result of this decision, the Company recorded expenses of $19.8 million in 2000. Details of the Gold Banc Mortgage closing accrual for the three and six months ended June 30, 2002 and June 30, 2001 are as follows (in thousands):

	Activity for Quarter ended June 30, 2002
	Accrual at March 31, 2002	Expense	Paid	Accrual at June 30, 2002
Salaries, benefits and severance	$22	—	$16	$6

	Activity for Quarter ended June 30, 2001
	Accrual at March 31, 2001	Expense	Paid	Accrual at June 30, 2001
	(Restated)	(Restated)		(Restated)
Salaries, benefits and severance	$286	$—	$82	$204
Asset and goodwill write-downs and lease abandonments	56	—	56	—
Other closing expenses	536	—	536	—
	$878	$—	$674	$204

	Activity for Six Months ended June 30, 2002
	Accrual at December 31, 2001	Expense	Paid	Accrual at June 30, 2002
	(Restated)			(Restated)
Salaries, benefits and severance	$39	—	$33	$6

	Activity for Six Months ended June 30, 2001
	Accrual at December 31, 2000	Expense	Paid	Accrual at June 30, 2001
	(Restated)	(Restated)		(Restated)
Salaries, benefits and severance	$341	$—	$1 37	$204
Asset and goodwill write-downs and lease abandonments	174	—	174	—
Other closing expenses	$1,095	—	1,095	—
	$1,610	$—	$1,406	$204

9.    Subsequent Events:

On July 18, 2002, the Company entered into a contract to acquire four branches, with approximately $144 million of deposits, from Encore Bank. The branches, which are located in Johnson County, Kansas, will become branches of Gold Bank-Kansas. The purchases closed in the third quarter of 2002.

10.    Legal proceedings.

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

The Company obtained an award in its favor after an arbitration hearing held July 16-24, 2001. A three-person AAA panel made an award in the Company’s favor, canceling the $4.08 million promissory notes from it to Ives, Murrill and McGannon, and awarding the Company additional damages of $489,000 against Ives, Murrill and McGannon. In addition, the AAA panel ruled in the Company’s favor on all of Ives’, Murrill’s and McGannon’s counter-claims. The AAA panel denied a request for costs and fees, and denied a motion to reallocate or amend the award. As a result of the AAA panel’s ruling, the Company recorded the cancellation of the notes payable and the monetary award as a reduction of other expense in the third quarter of 2001. With respect to the accounting dispute, the AAA panel ruled in the Company’s favor, ordering the parties to submit the matter in accordance with the contract procedures. As of August 13, 2002, it had not yet been submitted to Ernst & Young, LLP for decision.

Civil Court Challenges of First Arbitration Award.    On November 9, 2001, Ives and Murrill filed a Petition to Vacate or Modify Arbitration Award in Jackson County, Missouri Circuit Court. On November 13, 2001, McGannon, who now is represented by separate counsel from Ives and Murrill, filed a virtually identical Petition to Vacate or Modify Arbitration Award, also in Jackson County. The petitions sought to have the court set aside the AAA panel’s award on the grounds that the panel exceeded its authority and/or violated Ives’, Murrill’s and McGannon’s due process rights in making the award. The Company answered the petitions and asserted counterclaims on December 3, 2001. The Company’s counterclaim sought confirmation of the arbitration award, interest on the award from August 31, 2001 until the final judgment and its fees and costs incurred in defending this challenge. Ives and Murrill replied to the Company’s counterclaim on December 10, 2001. McGannon filed his reply on December 28, 2001. The Company filed motions for summary judgment on January 8, 2002. Ives and Murrill opposed the Company’s motion and filed a cross motion for summary judgment on March 11, 2002. McGannon opposed the Company’s motion and filed a cross motion for summary judgment on March 21, 2002. In April 2002, the Company responded to these pleadings and participated in a hearing to (i) discuss the status of summary judgment briefing and (ii) schedule a tentative trial date in June 2002. On June 20, 2002, the Circuit Court granted the Company’s summary judgment motion and denied the summary judgment motions of Ives and Murrill. The court also confirmed the original arbitration award. The Circuit Court ruling became final on July 22, 2002. Ives and Murrill posted a cash bond, and filed their Notice of Appeal on July 26, 2002.

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

CUNA Trademark Lawsuit

The Company filed suit against the Credit Union National Association, Inc. (“CUNA”) on July 26, 2001, in the United States District Court for the District of Kansas to defend its MORE THAN MONEY® service mark. Suit was filed to protect the Company’s rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed the Company’s service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA’s two registrations for its mark be cancelled, and money damages, including a sum to compensate the Company for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001. In March 2002, the Company participated in a court ordered mediation but the parties were unable to reach a resolution. The Company has agreed to revisit the possibility of settlement at a later date following additional discovery. Fact discovery has now closed and expert witness reports on liability issues have been produced by both sides. CUNA’s damages expert report is due August 7, 2002. CUNA’s expert reports were due July 19, 2002. A summary judgment motion was filed by CUNA and the Company filed its response on July 19, 2002.  As of August 13, 2002, the matter has been set for a final pretrial conference in September 2002 and has been placed on the January 2003 trial docket of the presiding judge. The Company cannot predict with certainty the outcome of this litigation.

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

Summary

Consolidated net earnings for the six months ended June 30, 2002 was $13.1 million; a $2.2 million increase over the $10.9 million for the first six months of 2001. Net income for the three months ended June 30, 2002 was $7.0 million compared with $4.8 million for the three months ended June 30, 2001. Diluted earnings per share were $0.41 for the first six months of 2002 compared to $0.31 per share for the first six months of 2001. Earnings per share were $0.22 for the quarter ended June 30, 2002 compared to $0.14 for the quarter ended June 30, 2001. The return on average assets and equity was 0.83% and 15.75%, respectively, for the six months ended June 30, 2002 compared to 0.78% and 12.88%, respectively, for the six months ended June 30, 2001. The return on average assets and equity was 0.86% and 16.66%, respectively, for the three months ended June 30, 2002 compared to 0.69% and 11.40%, respectively, for the three months ended June 30, 2001.  The stockholders’ equity to total assets ratio was 5.20% and 5.79% at June 30, 2002 and June 30, 2001, respectively.  The dividend to net income ratio for the three months ended June 30, 2002 and June 30, 2001 was 9.57% and 15.05%, respectively.

Recent Events and Restatement

As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000.  The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin 99.  We are also filing amended Form 10-Qs with respect to the first three quarters of 2002 to reflect the restatement of the financial information for such periods.  Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 and 2000.  The consolidated financial statements included elsewhere in this report restate our financial statements for the three and six months ended June 30, 2002 and June 30, 2001.

The restatement principally related to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The transactions were discovered by an internal investigation conducted by our Audit Committee, with assistance from its independent legal counsel and forensic accountants.  For a detailed discussion of the internal investigation and the discovered transactions, see “Item 13 — Certain Relationships and Related Transactions” in the 2002 Annual Report.

The effect of the restatement (as described in Note 2 “Restatement and Impact on Earnings” of the consolidated financial statements) is as follows for the periods presented below:

	Restatements to Net Earnings as Previously Reported
	Pre-Tax	Tax Effect	After Tax	% Change to Reported
	(Dollars in thousands)
Three Months Ended June 30:
2002	$(255)	$(183)	$(72)	1.01%
2001	$(1,416)	$(132)	$(1,284)	22.55%

Six Months Ended June 30:
2002	$(488)	$(366)	$(122)	0.92%
2001	$(1,455)	$(264)	$(1,191)	9.88%

The impact of these amounts (as described in Note 2 “Restatement and Impact on Earnings” to the consolidated financial statements) to reported basic and diluted earnings (loss) per share is as follows:

	Basic Earnings Per Share		Diluted Earnings Per Share
	As reported	As restated	As reported	As restated
Three Months Ended June 30:
2002	$0.21	$0.21	$0.21	$0.21
2001	$0.17	$0.14	$0.17	$0.14

Six Months Ended June 30:
2002	$0.39	$0.39	$0.39	$0.39
2001	$0.33	$0.31	$0.33	$0.31

Results of Operations

Net Interest Income

Total interest income for the six months ended June 30, 2002 was $97.9 million compared to $104.1 million for the six months ended June 30, 2001 or a decrease of $6.2 million. This decrease resulted from a $6.2 million decrease in loan interest, a $1.7 million increase in investment security interest, and a $1.7 million decrease in other interest income. Total interest income for the three months ended June 30, 2002 was $50.1 million compared with $51.1 million for the three months ended June 30, 2001, resulting in a decrease of $982,000, or 1.9%. The decrease was primarily the result of a $892,000 decline in loan interest income. Average loans increased to $2.3 billion for the three months ended June 30, 2002 compared to $1.9 billion for the three months ended June 30, 2001 or a 16.9% increase. This increase in loan volume was also accompanied by an increase in net interest margin from 3.35% for the three months ended June 30, 2001 to 3.57% for the three months ended June 30, 2002. Average earning assets were $2.9 billion for the six months ended June 30, 2002 compared with $2.5 billion for the first six months of 2001.

Total interest expense for the six months ended June 30, 2002 was $48.5 million compared to $60.3 million for the six months ended June 30, 2001. Total interest expense for the three months ended June 30, 2002 was $24.7 million compared with $29.6 million for the three months ended June 30, 2001, resulting in a decrease of $4.9 million, or 16.5%. The decrease was the result of a $6.2 million decrease in interest on deposits and a $1.3 million increase in interest expense on other borrowings.

Net interest income was $49.4 million for the six months ended June 30, 2002 compared with $43.8 million for the six months ended June 30, 2001. Net interest income was $25.4 million for the three months ended June 30, 2002, compared to $21.5 million for the same period in 2001; an increase of 18.2%. The Company’s net interest margin increased from 3.46% for the six months ended June 30, 2001 to 3.57% for the six months ended June 30, 2002. Net interest margin increased from 3.35% for the three months ended June 30, 2001 to 3.57% for the three months ended June 30, 2002. The increase in net interest income and net interest margin was the result of a significant increase in loans during the periods and also of the repricing of bank deposits at lower interest rates. For the three months ended June 30, 2002, average interest bearing liabilities decreased $77.1 million compared to a decrease of $82.8 million in average interest earning assets.

Provision/Allowance for Loan Losses

The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 72% of the Company’s total assets as of June 30, 2002. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things.  The allowance for loan losses totaled $30.5 million and $26.1 million at June 30, 2002 and December 31, 2001, respectively, and represented 1.25% and 1.21% of total loans at each date. The provision for loan losses for the six months ended June 30, 2002 was $10.0 million compared to $4.3 million for the six months ended June 30, 2001.  The increase in allowance for loan losses for the six months ended June 30, 2002 was due primarily to significant loan growth in the first six months of 2002.  Net charge-offs for the six months ended June 30, 2002 were $5.6 million compared to $6.4 million for the six months ended June 30, 2001. Management has continued to review the loan portfolios of the banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

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

The Company considers non-performing assets to include non-accrual loans, other loans past due 90 days or more as to principal and interest (with the exception of those loans which in management’s opinion are well collateralized or exhibit other characteristics suggesting they are collectible), other real estate owned and repossessed assets. Total non-performing loans were $18.1 million and $23.0 million at June 30, 2002 and December 31, 2001, respectively.  The $4.9 million decrease in non-performing loans can generally be attributed to loans charged off and added to other repossessed assets.  Total non-performing loans were 0.74% and 1.06% of gross loans at June 30, 2002 and December 31, 2001, respectively.  Total non-performing assets were $19.9 million and $27.5 million at June 30, 2002 and December 31, 2001, respectively.  The $7.6 million decrease in non-performing assets can generally be attributed to a combination of charge offs and liquidation of property held in the Other Real Estate category during the six month period.  Total non-performing assets were 0.60% and 0.91% of total assets at June 30, 2002 and December 31, 2001, respectively.

Other Income

Other income for the six months ended June 30, 2002 was $30.7 million compared to $19.9 million for the first six months of 2001. The increase of $10.8 million resulted from an increase of $3.0 million in service fees, a $390,000 decrease in investment trading fees and commissions, an increase of $2.1 million in net securities gains, and a $5.7 million increase in sales from information technology services.

For the three months ended June 30, 2002, other income was $16.9 million compared to $9.9 million for the three months ended June 30, 2001. This equated to an increase of $7.0 million, or 71.1%. A significant change was an increase in sales from information technology sales, which increased from $2.5 million in the second quarter of 2001 to $4.8 million in the second quarter of 2002. This increase was the result of increased sales revenue derived from Information Products, Inc., which was acquired in the second quarter of 2001. The increase also resulted from an increase in service fees of $1.7 million compared with the second quarter of 2001, and a $385,000 decline in investment trading fees and commissions. Net securities gains from related securities sales increased $2.5 million. This was the result of the liquidation of equity securities for a before-tax gain of $2.9 million.

Other Expense

For the first six months of 2002, other expense was $52.3 million compared to $42.9 million for the same period of 2001. Salaries and employee benefits increased from $22.1 million in the first six months of 2001 to $25.3 million in the first six months of 2002, or an increase of $3.2 million. Goodwill expense was $1.1 million during the first six months of 2001, which was reduced to zero in 2002 due to the adoption of a new accounting standard. Losses resulting from misapplication of bank funds decreased $827,000 from the six month period ended June 30, 2001, due to the Company recording as expense a $900,000 check that was intended to be deposited into the Company’s account, which was diverted into the personal account of Mr. Mike Gullion, former Chief Executive Officer of the Company.  A $4.1 million increase resulted from the cost of sales component for hardware and software sold by CompuNet. This directly relates to the $5.7 million increase in information technology sales described above in the Other Income section. The remaining expenses classified as other expense increased from $10.4 million to $14.1 million. This increase of $3.1 million was derived from a $1.2 million increase in software and data processing expense, a $1.6 million increase in advertising and marketing costs, an $800,000 increase in legal costs, and an increase of $1.0 million in other miscellaneous expenses.

Other expense for the three months ended June 30, 2002 was $27.5 million, compared to $21.2 million for the three months ended June 30, 2001. This is an increase of $5.9 million, or 27.6%. Salaries and employee benefits increased $1.9 million, cost of sales for information technology sales increased $1.7 million, and other miscellaneous expenses increased $2.7 million in comparing the quarter ended June 30, 2002 with the quarter ended June 30, 2001.

Income Tax Expense

Income tax expense for the six months ended June 30, 2002 was $4.8 million compared to $5.5 million for the six months ended June 30, 2001. The effective tax rate was 26.7% and 34.0% for each period, respectively. The decrease in the effective tax rate from 34.0% to 26.7% was the result of non-taxable income from bank owned life insurance policies and the cessation of amortization of non-deductible goodwill. Income tax expense for the three months ended June 30, 2002 and 2001 was $2.8 million and $2.3 million, respectively. The effective tax rate for each time period was 28.7% and 33.0%, respectively.

Our effective tax rate is less than the statutory federal rate of 35% due primarily to municipal interest income and income generated for our investment in bank owned life insurance.

Financial Condition

From December 31, 2001 to June 30, 2002, total assets grew from $3.0 billion to $3.3 billion, respectively.  Net loans increased from $2.1 billion to $2.4 billion during this same period.  Deposits have increased from $2.2 billion to $2.4 billion from December 31, 2001 to June 30, 2002.  Investment securities were $602.2 million at June 30, 2002, compared to $588.8 million at December 31, 2001; an increase of $13.4 million or 2.3%.  Mortgage loans held for sale increased from $11.3 million at December 31, 2001 to $16.5 million at June 30, 2002.  Net premises and equipment increased from $57.7 million to $70.1 million.  Cash surrender value of BOLI life insurance increased from $53.0 million to $54.9 million. Total liabilities increased from $2.9 billion to $3.1 billion.  Securities sold under agreements to repurchase increased from $104 million to $126 million.  Total long and short-term borrowings increased $2.1 million, or 0.4%, from December 31, 2001.

During the first six months of 2002, loans increased $269 million, or 12.7%, over balances at December 31, 2001. The increase was the result of increased loan activity. Mortgage loans held for sale increased $5.2 million over the balance at December 31, 2001. The increase was due to an increase in fixed rate single-family mortgage loans originated during the six-month period ended June 30, 2002.

Investment securities at June 30, 2002, increased $13.4 million compared to the balance at December 31, 2001. Most of the increase resulted from a $6.9 million increase in available for sale securities and  a $9.0 million increase in held-to-maturity securities.  The total investment securities portfolio amounted to $602.2 million at June 30, 2002, and was comprised mainly of U.S. government and agencies (19.0%), mortgage-backed (58.5%), and other asset-backed (22.5%) investment securities.

Bank owned life insurance at June 30, 2002, increased $1.9 million compared to the balance sheet amount at December 31, 2001. The increase in the balance resulted from the earnings recorded on the Company’s investment in bank owned life insurance. The Company did not purchase any additional bank owned life insurance during the three months ended June 30, 2002.

Total deposits increased $271.2 million at June 30, 2002, compared to December 31, 2001, mainly due to an increase of $213.6 million in long term retail certificates of deposit and $62.8 million in money market accounts and a $5.2 million decrease in other deposits.

Compared to 2001 year-end balances, borrowings at June 30, 2002 increased $2.1 million.  The Company’s short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings declined $30.0 million during the first six months of 2002 to a balance of $936,000 thousand million at June 30, 2002.  Long term borrowings, consisting mainly of FHLB borrowings and other long term borrowings from LaSalle Bank, increased $32.0 million to $560.2 million outstanding at June 30, 2002.

During the first six months of 2002, accrued interest and other liabilities increased $2.9 million, or 12.0%, due to an increase in accrued income taxes.

Contractual Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations, defined as operating lease obligations, principal payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of June 30, 2002 for the periods indicated.

Contractual Cash Obligations	Payments Due by Period
	Total	One Year and Less	One to Three Years	Four to Five Years	More than Five Years
	(dollars in thousands)
Operating leases	$7,657	$1,746	$2,712	$1,433	$1,766
FHLB advances (1)	412,887	46,000	13,946	40,830	312,111
Subordinated debt (1)	81,876	1,734	3,468	3,468	73,206
Trust preferred securities	278,782	7,321	14,642	14,642	242,177
Total contractual obligations	$781,202	$56,801	$34,768	$60,373	$629,260

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

Cash and cash equivalents and investment securities totaled $692.5 million, or 20.9%, of total assets at June 30, 2002 compared to $662.5 million, or 22.0%, at December 31, 2001. Cash provided by operating activities for the six months ended June 30, 2002 was $35.0 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $304.8 million, consisting primarily of an increase in loans of $279.2 million and the purchase of fixed assets of $15.4 million. Cash provided by financing activities was $286.0 million, consisting primarily of an increase in deposits of $271.2 million and of an increase in net borrowings of $24.4 million.

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

Boli Policies

The Company’s Bank subsidiaries have purchased bank-owned life insurance (“BOLI”) policies with death benefits payable to the Banks on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank’s aggregate investment in BOLI to 25% of the bank’s capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the Bank’s capital and surplus. All of the Banks’ BOLI investments comply with federal guidelines. As of June 30, 2002, Gold Bank-Kansas had $28.0 million of BOLI (equal to 19.0% of its capital and surplus), Gold Bank-Oklahoma had $16.1 million of BOLI (equal to 20.5% of its capital and surplus) and Gold Bank-Florida had $10.7 million of BOLI (equal to 23.3% of its capital and surplus). The Banks monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. The Company believes that these BOLI investments will not have any significant impact on the capital or liquidity of the banks subsidiaries.

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

This could be accomplished by increasing CompuNet’s revenues from financial data processing activities, decreasing CompuNet’s revenues from non-financial data processing activities, converting CompuNet into a merchant banking investment (which we may not be able if we are required to divest our merchant banking investments), selling part or all of CompuNet’s business to an unaffiliated third party, or other curative action.

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

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual
200 basis point rise	$106,607,000	$2,868,000	2.76%
100 basis point rise	$105,570,000	$1,831,000	1.77%
Base Rate Scenario	$103,739,000	—	—
100 basis point decline	$96,486,000	$(7,253,000)	(6.99)%
200 basis point decline	$93,687,000	$(10,052,000)	(9.69)%

PART II

OTHER INFORMATION

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Required to be Filed by Item 601 of Regulation S-K

3.4

Amendment to Amended and Restated By-laws of Gold Banc Corporation, Inc. adopted by the Board of Directors on April 24, 2002.  (Previously filed as Exhibit 3.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 as of and for the period ended June 30, 2002 and the same is incorporated herein by reference.)

10.36

Amended and Restated Loan Agreement, dated as of December 1, 1998, between Gold Banc Corporation, Inc. and LaSalle National Bank. (Previously filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 as of and for the period ended June 30, 2002 and the same is incorporated herein by reference.)

10.37

First Amendment to Amended and Restated Loan Agreement, dated as of April 26, 1999, between Gold Banc Corporation, Inc. and LaSalle National Bank. (Previously filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 as of and for the period ended June 30, 2002 and the same is incorporated herein by reference.)

10.38

Second Amendment to Amended and Restated Loan Agreement, dated as of May 1, 2000, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.38 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 as of and for the period ended June 30, 2002 and the same is incorporated herein by reference.)

10.39

Third Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2000, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.39 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 as of and for the period ended June 30, 2002 and the same is incorporated herein by reference.)

10.40

Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 23, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.40 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 as of and for the period ended June 30, 2002 and the same is incorporated herein by reference.)

10.41

Fifth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.41 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 as of and for the period ended June 30, 2002 and the same is incorporated herein by reference.)

10.42

Sixth Amendment to Amended and Restated Loan Agreement, dated as of September 28, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 as of and for the period ended June 30, 2002 and the same is incorporated herein by reference.)

10.43

Seventh Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2002, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.43 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 as of and for the period ended June 30, 2002 and the same is incorporated herein by reference.)

10.44

Replacement Revolving Note, dated as of July 1, 2002, in favor of LaSalle Bank National Association. (Previously filed as Exhibit 10.44 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 as of and for the period ended June 30, 2002 and the same is incorporated herein by reference.)

10.45

Amended and Restated Third Party Pledge Agreement, dated as of June 1, 2002, between GBC Kansas, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.45 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 as of and for the period ended June 30, 2002 and the same is incorporated herein by reference.)

99.1

Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated July 24, 2003, which is accompanying this Quarterly Report on Form 10-Q/A as of and for the three and six months ended June 30, 2002 and is not treated as filed in reliance on the SEC’s Interim Guidance Regarding Filing Procedures.

99.2

Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated July 24, 2003, which is accompanying this Quarterly Report on Form 10-Q/A as of and for the three and six months ended June 30, 2002 and is not treated as filed in reliance on the SEC’s Interim Guidance Regarding Filing Procedures.

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

Date:  July 25, 2003

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

I, Malcolm M. Aslin, Chief Executive Officer of Gold Banc Corporation, Inc. (the “registrant”), certify that:

1.               I have reviewed the registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2002 (this “report”);

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

Dated:  July 25, 2003

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

I, Rick J. Tremblay, Executive Vice President and Chief Financial Officer of Gold Banc Corporation, Inc. (the “registrant”), certify that:

1.               I have reviewed the registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2002 (this “report”);

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

Dated:  July 25, 2003

By:	/s/ Rick J. Tremblay
Rick J. Tremblay
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)