Form 10-Q
period 2003-06-30
GOLD BANC CORP INC
filed 2003-08-14
CIK 1015610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  ------------
                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2003
                                       or
[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from        to

                         COMMISSION FILE NUMBER 0-28936

                                  ------------

                           GOLD BANC CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

            KANSAS                                      48-1008593
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

11301 NALL AVENUE, LEAWOOD, KANSAS                        66211
(Address of principal executive offices)               (Zip code)


                                 (913) 451-8050
              (Registrant's telephone number, including area code)


                                  ------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  past  90  days.  Yes  X   No
                                        ---     ---
     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes  X   No
                                                        ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  CLASS                    OUTSTANDING  AT  AUGUST  5,  2003
                  -----                    ---------------------------------

    Common Stock, $1.00 par value                    38,930,882

                           GOLD BANC CORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2003

                                                                            Page
PART  I  FINANCIAL  INFORMATION  . . . . . . . . . . . . . . . . . . . . . .  1

ITEM 1:  FINANCIAL  STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .  1
         Consolidated Balance Sheets at June 30, 2003, and December 31, 2002
         (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

         Consolidated Statements of Earnings-Three Months ended June 30, 2003 and June 30, 2002 (restated)(unaudited). . . . . . . . . . . . . . . 3

         Consolidated Statements of Earnings-Six Months ended June 30, 2003 and June 30, 2002 (restated)(unaudited). . . . . . . . . . . . . . . 4

         Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Six Months Ended June 30, 2003, and June 30, 2002
         (restated) (unaudited) . . . . . . . . . . . . . . . . . . . . . . . 5

         Consolidated Statements of Cash Flows For the Six Months ended June
         30, 2003 and June 30, 2002 (restated)(unaudited) . . . . . . . . . . 6

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . 7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF  OPERATIONS . . . . . . . . . . . . . . . . . . . . . 13

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . 26

ITEM 4:  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . 27

PART II  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 1:  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . 28

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . 28

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS. . . . . . . . . 28

ITEM 5:  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . 29

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

                         PART I   FINANCIAL INFORMATION

ITEM  1:     FINANCIAL  STATEMENTS


                               GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)
                                                (UNAUDITED)

                                                                       JUNE 30, 2003    DECEMBER 31, 2002
                                                                      ---------------  -------------------
ASSETS

Cash and due from banks                                               $       94,000   $           96,215
Federal funds sold and interest-bearing deposits                              98,359                  193
                                                                      ---------------  -------------------
    Total cash and cash equivalents                                          192,359               96,408
                                                                      ---------------  -------------------

Investment securities:
    Held-to-maturity                                                         173,526              201,563
    Available-for-sale                                                       712,236              531,037
    Trading                                                                    2,357                3,485
                                                                      ---------------  -------------------
    Total investment securities                                              888,119              736,085
                                                                      ---------------  -------------------

Mortgage loans held for sale, net                                             21,585               25,134
Loans, net                                                                 2,864,338            2,705,217
Allowance for loan losses                                                    (33,381)             (33,439)
Premises and equipment, net                                                   67,066               69,587
Goodwill, net                                                                 35,643               35,643
Intangible assets, net                                                         6,462                6,835
Cash surrender value of bank owned life insurance                             78,448               56,501
Accrued interest and other assets                                             48,827              113,752
                                                                      ---------------  -------------------
Total assets                                                          $    4,169,466   $        3,811,723
                                                                      ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                          $    2,962,173   $        2,716,569
    Securities sold under agreements to repurchase                           144,450              153,595
    Federal funds purchased and other short-term borrowings                    1,117               25,658
    Subordinated debt and guaranteed preferred beneficial interests in
      Company's debentures                                                   113,365              113,137
    Long-term borrowings                                                     684,395              548,848
    Accrued interest and other liabilities                                    23,445               26,142
                                                                      ---------------  -------------------
    Total liabilities                                                      3,928,945            3,583,949
                                                                      ---------------  -------------------

Stockholders' equity:
    Preferred stock, no par value; 50,000,000 shares
      authorized, no shares issued                                                 -                    -
    Common stock, $1.00 par value; 50,000,000 shares
      authorized
      44,218,092 issued at June 30, 2003 and
      44,188,384 issued at December 31, 2002                                  44,218               44,188
    Additional paid-in capital                                               118,410              118,257
    Retained earnings                                                        119,018              107,392
    Accumulated other comprehensive income, net                                5,427                3,489


    Unearned compensation                                                    (13,432)             (12,432)
                                                                      ---------------  -------------------
                                                                             273,641              260,894
    Less treasury stock - 4,721,510 shares at June 30, 2003
      and December 31, 2002                                                  (33,120)             (33,120)
                                                                      ---------------  -------------------
                                                                             240,521              227,774
                                                                      ---------------  -------------------
Total liabilities and stockholders' equity                            $    4,169,466   $        3,811,723
                                                                      ===============  ===================

See  accompanying  notes  to  consolidated  financial  statements

                     GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                        JUNE 30, 2003   JUNE 30 2002
                                                       ---------------  -------------
                                                                         (Restated)
Interest Income:
  Loans, including fees                                $        43,239  $      41,077
  Investment securities                                          9,595          8,625
  Other                                                            533            432
                                                       ---------------  -------------
                                                                53,367         50,134
                                                       ---------------  -------------

Interest Expense:
  Deposits                                                      15,273         16,069
  Borrowings and other                                           8,697          8,632
                                                       ---------------  -------------
                                                                23,970         24,701
                                                       ---------------  -------------

    Net interest income                                         29,397         25,433

Provision for loan losses                                        3,025          4,920
                                                       ---------------  -------------
  Net interest income after provision for loan losses           26,372         20,513
                                                       ---------------  -------------

Other income:
  Service fees                                                   4,354          4,550
  Investment trading fees and commissions                        1,414          1,172
  Net gains on sale of mortgage loans                              773            142
  Net securities gains                                             976          2,825
  Gain on sale of branch facilities                              1,179          2,381
  Information technology services                                3,381          4,780
  Bank-owned life insurance                                      1,038            794
  Other                                                          1,026            224
                                                       ---------------  -------------
                                                                14,141         16,868
                                                       ---------------  -------------

Other expense:
  Salaries and employee benefits                                14,408         13,329
  Net occupancy expense                                          1,927          1,538
  Depreciation expense                                           1,717          1,537
  Core deposit intangible amortization                             188            125
  Losses resulting from misapplication of bank funds                 -             78
  Information technology services                                2,317          3,317
  Other                                                          9,681          7,580
                                                       ---------------  -------------
                                                                30,238         27,504
                                                       ---------------  -------------
    Earnings before income tax                                  10,275          9,877

Income tax expense                                               2,990          2,837

    Net earnings                                       $         7,285  $       7,040
                                                       ===============  =============
Net earnings per share-basic and diluted               $          0.19  $        0.21
                                                       ===============  =============

          See accompanying notes to consolidated financial statements.

                     GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                        JUNE 30, 2003   JUNE 30 2002
                                                       ---------------  -------------
                                                            (Restated)
Interest Income:
  Loans, including fees                                $        85,703  $      79,943
  Investment securities                                         19,531         16,962
  Other                                                          1,002          1,027
                                                       ---------------  -------------
                                                               106,236         97,932
                                                       ---------------  -------------

Interest Expense:
  Deposits                                                      30,758         31,466
  Borrowings and other                                          16,544         17,072
                                                       ---------------  -------------
                                                                47,302         48,538
                                                       ---------------  -------------

    Net interest income                                         58,934         49,394


Provision for loan losses                                        6,575          9,955
                                                       ---------------  -------------
  Net interest income after provision for loan losses           52,359         39,439
                                                       ---------------  -------------

Other income:
  Service fees                                                   8,551          8,520
  Investment trading fees and commissions                        2,891          2,568
  Net gains on sale of mortgage loans                            1,517            838
  Net securities gains                                             973          3,426
  Gain on sale of branch facilities                              1,179          2,381
  Information technology services                                5,632          9,595
  Bank-owned life insurance                                      1,947          1,897
  Other                                                          2,138          1,473
                                                       ---------------  -------------
                                                                24,828         30,698
                                                       ---------------  -------------

Other expense:
  Salaries and employee benefits                                29,148         25,277
  Net occupancy expense                                          3,800          3,016
  Depreciation expense                                           3,462          3,046
  Core deposit intangible amortization                             375            250
  Losses resulting from misapplication of bank funds                 -            103
  Information technology services                                3,883          6,488
  Other                                                         17,368         14,093
                                                       ---------------  -------------
                                                                58,036         52,273
                                                       ---------------  -------------
    Earnings before income tax                                  19,151         17,864

Income tax expense                                               5,157          4,767
                                                       ---------------  -------------

    Net earnings                                       $        13,994  $      13,097
                                                       ===============  =============

Net earnings per share-basic and diluted               $          0.37  $        0.39
                                                       ===============  =============

                                   GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30, 2003, AND JUNE 30, 2002 (RESTATED)
                                              (DOLLARS IN THOUSANDS)
                                                    (UNAUDITED)

                                                                                 ACCUMULATED
                                                           ADDITIONAL               OTHER
                                          PREFERRED COMMON  PAID-IN  RETAINED   COMPREHENSIVE    UNEARNED    TREASURY
                                            STOCK   STOCK   CAPITAL  EARNINGS   INCOME (LOSS)  COMPENSATION    STOCK      TOTAL
                                            ------  ------  -------  ---------  -------------  -------------  --------  ---------
Balance at December 31, 2001                $    -  38,352   76,584    83,987             (8)        (3,440)  (30,935)  $164,540

Net earnings for the six months ended

  June 30, 2002                                  -       -        -    13,097              -              -         -     13,097

Change in unrealized gain on

  available for-sale securities                  -       -        -         -          4,555              -         -      4,555
                                            ------  ------  -------  ---------  -------------  -------------  --------  ---------

  Total comprehensive income

  for the six months ended June 30, 2002         -       -        -    13,097          4,555              -         -     17,652

Exercise of 79,619 stock options                 -      80      150         -              -              -         -        230

Purchase of 304,500 shares of

  treasury stock                                 -       -        -         -              -              -    (2,185)    (2,185)

Increase in unearned compensation                -       -        -         -              -         (6,243)        -     (6,243)

Dividends paid ($0.04 per common share)          -       -        -    (1,348)             -              -         -     (1,348)
                                            ------  ------  -------  ---------  -------------  -------------  --------  ---------

Balance at June 30, 2002                    $    -  38,432   76,734    95,736          4,547         (9,683)  (33,120)  $172,646
                                            ======  ======  =======  =========  =============  =============  ========  =========



Balance at December 31, 2002                $    -  44,188  118,257   107,392          3,489        (12,432)  (33,120)  $227,774

Net earnings for the six months ended

  June 30, 2003                                  -       -        -    13,994              -              -         -     13,994

Change in unrealized gain on

  available for-sale securities                  -       -        -         -          1,938              -         -      1,938
                                            ------  ------  -------  ---------  -------------  -------------  --------  ---------

  Total comprehensive income

  for the six months ended June  30, 2003        -       -        -    13,994          1,938              -         -     15,932

Exercise of 29,708 stock options                 -      30      153         -              -              -         -        183

Increase in unearned compensation                -       -        -         -              -         (1,000)        -     (1,000)

Dividends paid ($0.06 per common share)          -       -        -    (2,368)             -              -         -     (2,368)

                                            ------  ------  -------  ---------  -------------  -------------  --------  ---------

Balance at June 30, 2003                    $    -  44,218  118,410   119,018          5,427        (13,432)  (33,120)  $240,521
                                            ======  ======  =======  =========  =============  =============  ========  =========

          See accompanying notes to consolidated financial statements.


                               GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                              (IN THOUSANDS)
                                               (UNAUDITED)

                                                                          JUNE 30, 2003    JUNE 30, 2002
                                                                         ---------------  ---------------
                                                                                            (RESTATED)
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       13,994   $       13,097
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
  Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .           6,575            9,955
  Gains on sales of securities . . . . . . . . . . . . . . . . . . . . .            (973)          (3,426)
  Amortization of investment securities premiums, net of accretion . . .           1,801             (320)
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,462            3,046
  Amortization of intangible assets. . . . . . . . . . . . . . . . . . .             375              250
  Gain on sale of mortgage loans held for sale . . . . . . . . . . . . .          (1,517)            (838)
  Increase in cash surrender value of bank owned life insurance. . . . .          (1,947)          (1,897)
  Net decrease in trading securities . . . . . . . . . . . . . . . . . .           1,128            2,459
  Proceeds from sale of loans held for sale. . . . . . . . . . . . . . .         130,498           51,297
  Origination of loans held for sale, net of repayments. . . . . . . . .        (125,432)         (55,623)
  Other changes:
    Accrued interest receivable and other assets . . . . . . . . . . . .          64,925           11,754
    Accrued interest payable and other liabilities . . . . . . . . . . .          (1,933)           5,345
                                                                          ---------------  ---------------
  Net cash provided by operating activities. . . . . . . . . . . . . . .  $       90,954   $       35,099
                                                                          ---------------  ---------------
Cash flows from investing activities:
  Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . .  $     (165,754)  $     (279,258)
  Principal collections and proceeds from sales and maturities of
    available-for-sale securities. . . . . . . . . . . . . . . . . . . .         103,314          336,379
  Purchases of available-for-sale securities . . . . . . . . . . . . . .        (283,878)        (337,504)
Principal collections and proceeds from sales and maturities of held-
    to-maturity securities . . . . . . . . . . . . . . . . . . . . . . .          10,529                -
  Purchases of held-to-maturity securities . . . . . . . . . . . . . . .          17,219           (9,021)
  Purchase of bank owned life insurance policy . . . . . . . . . . . . .         (20,000)               -
  Net additions to premises and equipment. . . . . . . . . . . . . . . .            (941)         (15,441)
                                                                          ---------------  ---------------
  Net cash used in investing activities. . . . . . . . . . . . . . . . .  $     (339,511)  $     (304,845)
                                                                          ---------------  ---------------
Cash flows from financing activities:
  Increase in deposits . . . . . . . . . . . . . . . . . . . . . . . . .  $      245,604   $      271,212
  Net decrease in short-term borrowings. . . . . . . . . . . . . . . . .         (33,686)          (7,663)
  Proceeds from FHLB & long-term borrowings. . . . . . . . . . . . . . .         134,775           25,797
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . .             183              230
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . .               -           (2,185)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,368)          (1,348)
                                                                          ---------------  ---------------
    Net cash provided by financing activities. . . . . . . . . . . . . .         344,508          286,043
                                                                          ---------------  ---------------
  Increase in cash and cash equivalents. . . . . . . . . . . . . . . . .          95,951           16,561
  Cash and cash equivalents, beginning of period . . . . . . . . . . . .          96,408           73,773
                                                                          ---------------  ---------------
  Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $      192,359   $       90,334
                                                                          ===============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . .  $       49,296   $       48,586
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . .           7,682            1,717

           See accompanying notes to consolidated financial statements

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in Amendment No. 1 to our 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 15, 2003 (the "2002 Annual Report").

     The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies. All significant inter-company balances and transactions have been eliminated.

     The consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position and results of our operations and cash flows for those periods. The consolidated statements of earnings for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

2.   RESTATEMENT  AND  IMPACT  ON  EARNINGS

     As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000. The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin 99. We also filed amended Form 10-Qs with respect to the first two quarters of 2002 to reflect the restatement of the financial information presented therein. We intend to file an amended Form 10-Q for the third quarter of 2002 in the near future. Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 or 2000. The accompanying consolidated financial information for the three and six months ended June 30, 2002 are also restated for the effect of the adjustments described above.

     The restatement principally related to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The transactions were discovered by an internal investigation conducted by our Audit Committee, with assistance from its independent legal counsel and forensic accountants. For a detailed discussion of the internal investigation and the transactions discovered therefrom, see "Item 13 - Certain Relationships and Related Transactions" in the 2002 Annual Report.

     The  effect  of  the  restatement  is  as  follows:

                                             RESTATEMENTS TO NET EARNINGS
                                               AS  PREVIOUSLY  REPORTED
                                   --------------------------------------------------
                                                                          % CHANGE
                                    PRE-TAX    TAX EFFECT    AFTER TAX   TO REPORTED
                                   ---------  ------------  -----------  ------------
                                                 (DOLLARS IN THOUSANDS)
Three Months Ended June 30, 2002   $   (255)  $      (183)  $      (72)         1.01%

Six Months Ended June 30, 2002     $   (488)  $      (366)  $     (122)         0.92%

     The  impact  of  these  amounts  is  as  follows:

                                  BASIC EARNINGS PER SHARE    DILUTED EARNINGS PER SHARE
                                  --------------------------  --------------------------
                                  AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                                  ------------  ------------  ------------  ------------
Three Months Ended June 30, 2002  $       0.21  $       0.21  $       0.21  $       0.21

Six Months Ended June 30, 2002 .  $       0.39  $       0.39  $       0.39  $       0.39

3.   EARNINGS  PER  COMMON  SHARE

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. Employee stock options are our only potential common share equivalent.

     The shares used in the calculation of basic and diluted income per share for the three and six months ended June 30, 2003 and June 30, 2002 are shown below (in thousands):

                                                              FOR THE THREE        FOR THE SIX MONTHS
                                                               MONTHS ENDED              ENDED
                                                                  JUNE 30               JUNE 30
                                                           --------------------  ----------------------
                                                              2003       2002       2003        2002
                                                           ----------  --------  -----------  ---------
                                                                      (RESTATED)             (RESTATED)
Weighted average common shares outstanding. . . . . . . .     39,496    33,199       39,486     33,080
Unallocated ESOP Shares . . . . . . . . . . . . . . . . .     (1,546)     (947)      (1,505)      (857)
                                                           ----------  --------  -----------  ---------
Total basic average common shares outstanding . . . . . .     37,950    32,252       37,982     32,924
Stock options . . . . . . . . . . . . . . . . . . . . . .        178       225          191        156
                                                           ----------  --------  -----------  ---------
Total diluted weighted average common shares outstanding.     38,128    32,477       38,173     33,379
                                                           ==========  ========  ===========  =========

     We account for employee options under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 "Accounting for Stock Based Compensation" had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, our net income and net income per share would have decreased as reflected in the following pro forma amounts (in thousands, except per share amounts):

                                         FOR THE THREE MONTHS ENDED
                                        JUNE 30, 2003   JUNE 30, 2002
                                        --------------  --------------
Net earnings as reported                $        7,285  $        7,040
  Deduct:  Total stock based employee
    compensation expense determined
    under fair valued based method for all
    awards, net of related tax effects             107              75
                                        --------------  --------------
  Pro forma net earnings                $        7,178  $        5,982
                                        ==============  ==============
Earnings per share:
  Basic-as reported                     $         0.19  $         0.21
  Basic-pro forma                                 0.19            0.21
  Diluted-as reported                             0.19            0.21
  Diluted-pro forma                               0.19            0.21


                                           FOR THE SIX MONTHS ENDED
                                         JUNE 30, 2003   JUNE 30, 2002
                                        --------------  --------------
Net earnings as reported                $       13,994  $       13,077
  Deduct:  Total stock based employee
    compensation expense determined
    under fair valued based method for all
    awards, net of related tax effects             182             150
                                        --------------  --------------
  Pro forma net earnings                $       13,812  $       12,947
                                        ==============  ==============
Earnings per share:
  Basic-as reported                     $         0.37  $         0.39
  Basic-pro forma                                 0.36            0.39
  Diluted-as reported                             0.37            0.39
  Diluted-pro forma                               0.36            0.39

4.   INTANGIBLE  ASSETS  AND  GOODWILL

     The following table presents information about our intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

                                                              JUNE 30, 2003            JUNE 30, 2002
                                                          ----------------------   ----------------------
                                                                                         (RESTATED)
                                                           GROSS                   GROSS
                                                          CARRYING   ACCUMULATED  CARRYING  ACCUMULATED
                                                           AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION
                                                          --------  ------------  --------  -------------
                                                                        (IN THOUSANDS)
Amortized intangible assets:
 Core deposit premium. . . . . . . . . . . . . . . . . .  $ 7,508  $       1,046  $ 4,156  $         293
Aggregate amortization expense for the six months ended.        -  $         375        -  $         250


          Estimated amortization expense (in thousands) for the years ending December 31:

               2003. . . . . . . . . . . . . . . . . .  $751
               2004. . . . . . . . . . . . . . . . . .  $751
               2005. . . . . . . . . . . . . . . . . .  $751
               2006. . . . . . . . . . . . . . . . . .  $751
               2007. . . . . . . . . . . . . . . . . .  $751

     Goodwill at June 30, 2003 was $35.6 million, which was the same amount at December 31, 2002. There was no impairment to goodwill recorded for the three or six months ended June 30, 2003.

     During 2002 and the first six months of 2003, CompuNet Engineering did not comply with certain Federal Reserve regulations regarding the sources of its revenue. As a result, we may be required under the Bank Holding Company Act to divest our interest in CompuNet Engineering. In the event that CompuNet
Engineering is sold for less than the carrying value of its associated assets and goodwill, we will be required to record a goodwill impairment charge. The goodwill associated with CompuNet Engineering was $4.6 million at June 30, 2003.

5.   COMPREHENSIVE  INCOME

     Comprehensive income was $10.0 million and $11.8 million for the three months ended June 30, 2003 and June 30, 2002, respectively. Comprehensive income was $15.9 million and $17.7 million for the six months ended June 30, 2003 and June 30, 2002, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended June 30, 2003 and June 30, 2002, we recorded reclassification adjustments of $622,000 and $1.8 million, respectively, associated with gains included in net earnings for such periods. During the six months ended June 30, 2003 and June 30, 2002, we recorded reclassification adjustments of $624,000 and $2.2 million, respectively, associated with gains included in net earnings for such periods.

6.   MERGERS,  ACQUISITIONS,  DISPOSITIONS  AND  CONSOLIDATIONS

     SALE OF GUYMON BRANCH. On December 24, 2002, Gold Bank-Oklahoma entered into an agreement for the sale of its Guymon, Oklahoma branch location to City National Bank and Trust Company of Guymon, Oklahoma. The deposits and loans of this branch were approximately $36 million and $8 million, respectively, as of March 31, 2003. The sale of this branch closed on April 11, 2003, following receipt of regulatory approvals. In connection with the sale of the Guymon branch location, the Company recorded a gain of approximately $845 thousand. We believe the sale of this branch will not have a significant impact on our capital and liquidity or operations.

     SALE OF WAKITA & HELENA BRANCHES. On March 4, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its Helena and Wakita, Oklahoma branch locations to Farmers Exchange Bank of Cherokee, Oklahoma. The aggregate deposits and loans of these Gold Bank-Oklahoma branches were approximately $18 million and $3 million, respectively, at the closing date. The sale of these branches closed on May 30, 2003 upon receipt of regulatory approvals. In connection with the sale of these branches, the Company recorded a gain of approximately $334 thousand. We believe the sale of these branches will not have a significant impact on our capital and liquidity or operations.

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

     During the quarter ended June 30, 2003, we received net cash flows of $700 thousand under these agreements, which was recorded as a reduction of interest expense on the trust preferred securities. During the six months ended June 30, 2003, we received net cash flows of $1.7 million under these agreements, which was also recorded as a reduction of interest expense on the trust preferred securities.

     The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. The $16.3 million notional amount swap agreement was called by the counter-party and terminated on June 30, 2003. Under these swap agreements, no payments were due between the parties and no gain or loss was recognized by us. There are no current plans to replace these terminated swap agreements. The remaining swap agreement is also callable by the counter-party prior to its respective maturity date.

8.   LEGAL  PROCEEDINGS

REGULATORY  EXAMINATIONS  AND  SUPERVISORY  ACTIONS

     During the first quarter of 2003, the Kansas Office of the State Bank Commissioner (the "OSBC") and the Federal Reserve Bank of Kansas City (the "FRB-KC") conducted a joint safety and soundness examination of Gold Bank-Kansas. The FRB-KC also began a financial holding company examination of the Company. Concurrently with these examinations, we conducted an internal investigation that uncovered misappropriations and other improper conduct by our former CEO, Michael W. Gullion. For additional information relating to Mr. Gullion's misconduct, see our 2002 Annual Report.

     We have received the joint report of examination for Gold Bank-Kansas and the financial holding company examination report. The "management" and "composite" CAMELS ratings for Gold Bank-Kansas in the joint report of examination were less than "satisfactory." Because of these CAMELS ratings, Gold Bank-Kansas is no longer a "well-managed" financial institution. In addition to the Gullion misconduct, the report of examination identified noncompliance or deficiencies by Gold Bank-Kansas in regard to:

     - Regulation H (information technology, bank secrecy act, currency transaction reports, and suspicious activity reporting);

     -    Section 23A of the Federal Reserve Act (transactions with affiliates);

     -    Regulation  O  (loans  to  officers  and  directors);  and

     -    Regulation  Y  and  K.S.A.  Sec.  17-11-21  (appraisals).

The financial holding company examination report identified noncompliance or deficiencies by us in regard to:

     -    Section 23A of the Federal Reserve Act (transactions with affiliates);

     -    Regulation  Y  (information  security);

     -    CompuNet's revenues from non-financial data processing activities; and

     -    Late  filing  of  a  regulatory  report.

The joint examination report was based upon the condition and management of Gold Bank-Kansas as of December 31, 2002. The holding company examination report was based upon the condition and management of the Company as of March 31, 2003.

     As a result of the examinations, we are subject to the following restrictions:

     - We must provide 30 days prior written notice to the FRB-KC before adding or replacing any member of our board of directors, employing any person as a senior executive officer or changing the responsibilities of any senior executive officer so that the person would assume a different senior executive officer position.

     - We are prohibited from making or contracting to make severance payments to any director, officer or employee in excess of the severance benefits we provided to all eligible employees without the prior written approval of the FRB-KC and the Federal Deposit Insurance Corporation.

     - We are prohibited from making indemnification payments to any institution-affiliated party to pay or reimburse such person for any civil money penalty, judgement or legal expenses resulting from any administrative or civil action instituted by any federal banking agency.

     Also, as a result of the examinations, the OSBC and FRB-KC will take formal supervisory action against Gold Bank-Kansas and us. The regulators have recently delivered to us a draft of a written supervisory agreement (a "Written Agreement") for Gold Bank-Kansas and us intended to address and remediate the deficiencies identified in the joint report of examination. The proposed Written Agreement does not prohibit or limit the payment of dividends by Gold Bank-Kansas or us. It is not a cease and desist order. After the draft has been reviewed by our directors and the directors of Gold Bank-Kansas, and the final text has been negotiated with the regulators, we expect to voluntarily sign the Written Agreement sometime in late August or early September 2003. We plan to make the final Written Agreement publicly available by filing it with a Current Report on Form 8-K. Because we have already begun or completed nearly all the corrective actions set forth in the draft Written Agreement, we believe that complying with the final supervisory agreement will not have a material adverse effect upon the conduct of our business operations or our future earnings or results of operations.

     As a financial holding company under the Bank Holding Company Act (the "BHC Act"), each of our depository institution subsidiaries must remain both "well-capitalized" and "well-managed" for us to retain our status as a financial holding company with authority to engage in expanded financial activities.
Because Gold Bank-Kansas has lost its "well-managed" rating, we are not in compliance with the requirements for financial holding companies under the BHC Act. We will not be in compliance with the requirements for financial holding companies until the "management" and "composite" ratings of Gold Bank-Kansas have been upgraded to "satisfactory" by the FRB and the OSCB.

     The FRB-KC has delivered to us a draft of a written agreement (a "BHC Agreement") under the BHC Act intended to address and remediate the deficiencies identified in the financial holding company examination report. It also sets forth corrective steps we must take to restore the well managed rating of Gold Bank-Kansas and bring us into compliance with the requirements for a financial holding company. The proposed BHC Agreement requires that we take all the actions required by the Written Agreement to correct the deficiencies at Gold Bank-Kansas. It further requries that until the FRB-KC determines that we meet the requirements for a financial holding company, we may not, directly or indirectly, engage in an additional activity, or acquire any company under
Section 4(k) of the BHC Act, without prior written approval of the Federal Reserve. We expect to voluntarily sign the BHC Agreement contemporaneously with the Written Agreement.

     Based upon the drafts of the Written Agreement and the BHC Agreement and the activities we are already taking to correct the deficiencies identified in the examination reports, we believe that Gold Bank-Kansas will regain its "well-managed" rating, and that we will remain a financial holding company. For a discussion of the implications and alternatives if Gold Bank-Kansas does not regain its "well-managed" rating, see our 2003 first quarter report on Form 10-Q.

9.   SUBSEQUENT  EVENTS

     On May 20, 2003, Gold Bank-Kansas entered into a restitution agreement with our former Chairman and Chief Executive Officer, Michael W. Gullion. On July 23, 2003, we purchased from an unaffiliated bank a $4 million loan to Mr. Gullion evidenced by a promissory note collateralized by substantially all of the shares of common stock of the Company owned by Mr. Gullion. On the same day, we exercised our option under the restitution agreement to purchase 583,065 shares of our common stock from Mr. Gullion for approximately $6.3 million. The purchase price of $10.805 per share was calculated in accordance with the restitution agreement and was equal to the 10-day average closing price of our common stock on the NASDAQ preceding the date on which the shares were purchased. We retained the sales proceeds to satisfy Mr. Gullion's obligation under the note payable that we purchased (aggregating approximately $4.0 million) and to satisfy Mr. Gullion's obligation under the restitution agreement (aggregating approximately $2.3 million).

     As a result of the transaction, we have acquired 583,065 shares of treasury stock and will record income of approximately $2.3 million in the third quarter of 2003. We plan to reissue some of these treasury shares in private sales. Two members of our Board of Directors have purchased an aggregate of 80,000 of these shares from us at a purchase price of $10.805 per share. On August 1, 2003, Daniel P. Connealy purchased 10,000 of these shares. On August 5, 2003, William Randon purchased 70,000 of these shares. In addition, Allen D. Peterson has agreed to purchase 300,000 of these shares either directly or through an affiliated entity for $10.805 per share. Resale of these shares will be restricted for two years in accordance with SEC regulations.

     We are currently attempting to negotiate a settlement with Mr. Gullion that would result in the payment by Mr. Gullion of additional restitution amounts that we believe he owes us. In addition to the $2.3 million which has been paid by Mr. Gullion, we are seeking to recover from Mr. Gullion the following:

          - $1.1 million for additional amounts that we believe Mr. Gullion either misappropriated from us or for which he failed to reimburse us;

          - $1.5 million for the costs of investigation into Mr. Gullion's misconduct;

          -    $0.5  million  of  interest  on  the  above  items;

          -    $0.2  million  of  outstanding  loans;

          - $3.0 million representing the forfeiture of all cash compensation paid to Mr. Gullion since January 1, 1998; and

          - the forfeiture of all stock options granted to Mr. Gullion since January 1, 1998.

     We are currently attempting to negotiate a settlement with Mr. Gullion that would result in the repayment by Mr. Gullion of some or all these amounts. In the event that we are unable to reach a satisfactory settlement with Mr. Gullion, we intend to initiate legal proceedings against Mr. Gullion for the payment of such amounts. No assurance can be given, however, that we will be able to recover such amounts from Mr. Gullion. Mr. Gullion's assets may be insufficient to pay all of such amounts and he may have statute of limitations or other defenses to the payment of some of these amounts.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following financial review presents management's discussion and analysis of our consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three and six month periods ended June 30, 2003. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as Amendment No. 1 to our 2002 Annual Report on Form 10-K/A (the "2002 Annual Report"). Results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of results to be attained for any other period.

STRATEGIC  DIRECTION  AND  GOALS

     We have undertaken a review and assessment of our strategic direction and goals. We continue to believe in the underlying soundness of our community banking model, which has been strengthened by the recent improvements in process and controls, while retaining a substantial amount of decision-making at the local level. We are also committed to a renewed focus on our core businesses of commercial banking and wealth management. As a result, we may seek to sell some of our non-core businesses.

     We intend to focus our efforts in our existing fast growing, metropolitan markets: Kansas City (particularly Johnson County, Kansas) and four counties in Florida (Manatee, Charlotte, Sarasota and Hillsborough). Our branches in slower growth markets such as out-state Kansas (i.e., outside of metropolitan Kansas
City) and out-state Oklahoma (i.e., outside of Oklahoma City and Tulsa) have lower growth opportunities, reduced margin opportunities, and higher cost of funds. As a result, these branches do not fit as well with our current growth and other strategic goals. We are currently evaluating the possible sale of some or all of these out-state branches in order to refine our strategic focus. We may use the proceeds from any sales of our out-state branches to fund loans in our higher growth markets, call and redeem some of our trust preferred securities or repurchase shares of our common stock. Also, the resulting reduction in our assets and liabilities from any sales of our out-state branches would increase our regulatory capital ratios.

     At this time, Gold Bank-Florida benefits from being in a rapidly growing market and a sale of the bank would result in a high tax burden. Therefore, a sale of Gold Bank-Florida is unlikely in the foreseeable future.

     We plan to decrease the asset sensitivity of our balance sheet by entering into interest rate swap agreements for a portion of our long-term fixed rate borrowings. By agreeing to pay a variable rate of interest that is currently lower than the fixed rates we are paying on our borrowings, we expect to increase our net interest margin and more closely match our variable rate assets with variable rate liabilities. Our plans are to have interest rate swap agreements in place by the end of August 2003 for up to $250 million of our fixed rate borrowings from the Federal Home Loan Bank System. In addition, we currently have in place an interest rate swap agreement with respect to $37.6 million of our trust preferred securities. We have no current plans to enter into interest rate swap agreements for our other trust preferred securities because we want to have the flexibility to call and redeem those securities.

     Our strategic objectives of this more refined focus are to improve profitability and the strength and flexibility of our balance sheet as well as to reduce asset sensitivity. In order to achieve these objectives, we have established the following strategic goals:

     -    equity  capital  ratio  in  the  range  of  8%,
     -    liquidity  ratio  of  approximately  20%,
     -    loan  to  deposit  ratio  in  the  range  of  90%,
     -    earnings  per  share  growth  in  excess  of  10%,
     -    return  on  equity  in  excess  of  15%,  and
     -    efficiency  ratio  of  60%.(1)

-------------------------------
(1) We calculate the efficiency ratio as a ratio, expressed as a percentage, the numerator of which is non-interest expense (excluding any non-recurring expenses), and the denominator of which is the sum of net interest income before provision for loan losses, plus non-interest income (excluding any non-recurring income).

     We are also targeting total annual expense reductions of $2.5 million. Approximately $600,000 of such savings have been realized during the first six months of 2003.

     Our focus on achieving the above goals makes it unlikely that we will pursue any acquisitions in the next 12 to 18 months.

CERTAIN  FINANCIAL  DATA

     The following table sets forth certain financial data for the three and six month periods ended June 30, 2003 and June 30, 2002 (dollars in thousands, except per share amounts):

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                      ------------------------  ----------------------
                                         2003         2002         2003        2002
                                      -----------  -----------  ----------  ----------

Net Earnings                          $    7,285   $    7,040   $  13,994   $  13,097

Earnings Per Share                    $     0.19   $     0.21   $    0.37   $    0.39

Return on Average Assets                    0.72%        0.86%       0.71%       0.83%

Return on Equity                           12.23%       16.66%      12.03%      15.75%

Dividend to Net Earnings                   16.27%        9.56%      16.93%      10.29%


                                             AT JUNE 30,               AT JUNE 30,
                                                2003                      2002
                                                ----                      ----
Stockholders' equity to total assets            5.77%                     5.20%

RECENT  EVENTS  AND  RESTATEMENT

     As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000. The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin 99. We also filed amended Form 10-Qs with respect to the first two quarters of 2002 to reflect the restatement of the financial information for such periods. We intend to file an amended Form 10-Q for the third quarter of 2002 in the near future. Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 or 2000. The consolidated financial statements included elsewhere in this report restate our financial statements for the three and six months ended June 30, 2002.

     The restatement principally related to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The transactions were discovered by an internal investigation conducted by our Audit Committee, with assistance from its independent legal counsel and forensic accountants. For a detailed discussion of the internal investigation and the transactions discovered therefrom, see "Item 13 - Certain Relationships and Related Transactions" in the 2002 Annual Report. For a discussion of the amounts we seek to recover from Mr. Gullion, see "-Financial Condition-Recovery of Restitution Amounts from Gullion" below.

     The effect of the restatement (as described in Note 2 "Restatement and Impact on Earnings" of the consolidated financial statements) is as follows:

                                               RESTATEMENTS TO NET EARNINGS
                                                 AS  PREVIOUSLY  REPORTED
                                   --------------------------------------------------
                                                                          % CHANGE
                                    PRE-TAX    TAX EFFECT    AFTER TAX   TO REPORTED
                                   ---------  ------------  -----------  ------------
                                          (DOLLARS IN THOUSANDS)
Three Months Ended June 30, 2002.  $   (255)  $      (183)  $      (72)         1.01%

Six Months Ended June 30, 2002. .  $   (488)  $      (366)  $     (122)         0.92%


     The  impact  of  these  amounts  is  as  follows:

                                   BASIC EARNINGS PER SHARE   DILUTED EARNINGS PER SHARE
                                  --------------------------  --------------------------
                                  AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                                  ------------  ------------  ------------  ------------
Three Months Ended June 30, 2002  $       0.21  $       0.21  $       0.21  $       0.21

Six Months Ended June 30, 2002 .  $       0.39  $       0.39  $       0.39  $       0.39

RESULTS  OF  OPERATIONS

     Net  Interest  Income

     Total interest income for the three months ended June 30, 2003 was $53.4 million compared to $50.1 million for the three months ended June 30, 2002 or an increase of $3.2 million. This increase resulted from a $2.2 million increase in loan interest and a $1.0 million increase in investment security interest. Total interest income for the six months ended June 30, 2003 was $106.2 million compared to $97.9 million for the six months ended June 30, 2002 or an increase of $8.3 million. This increase resulted from a $5.8 million increase in loan interest and a $2.5 million increase in investment security interest. Average loans increased to $2.8 billion for the three months ended June 30, 2003 compared to $2.4 billion for the three months ended June 30, 2002, or a 19.5% increase. Average loans increased to $2.8 billion for the six months ended June 30, 2003 compared to $2.3 billion for the six months ended June 30, 2002, or a 22.0% increase. This increase in loans resulted from the opening of our Briarcliff, Eastland and Olathe branches in our Kansas City market, our Tampa and Sarasota branches in our Florida market and our new Hefflin branch in our Oklahoma City market. For the three months ended June 30, 2003, our average rate on a tax equivalent basis for earning assets was 5.67%, a decrease from 6.73% for the three months ended June 30, 2002. For the six months ended June 30, 2003, our average rate on a tax equivalent basis for earning assets was 5.83%, a decrease from 6.76% for the six months ended June 30, 2002. The decrease in the average rate on earning assets primarily relates to the decrease in the prime rate that we charge to borrowers.

     Average earning assets were $3.8 billion for the three months ended June 30, 2003 compared with $3.0 billion for the three months ended June 30, 2002. Average earning assets were $3.7 billion for the six months ended June 30, 2003 compared with $2.9 billion for the six months ended June 30, 2002. The increase in average earning assets is attributable to our increase in loans and our increase in investments, which relates to our leverage strategy.

     Total interest expense for the three months ended June 30, 2003 was $24.0 million; a $731,000, or 3.0%, decrease over the three months ended June 30, 2002. The decrease was the result of a $796,000 decrease in interest on deposits partially offset by a $65,000 increase in interest expense on other borrowings. Total interest expense for the six months ended June 30, 2003 was $47.3 million; a $1.2 million, or 2.5%, decrease over the six months ended June 30, 2002. The decrease was the result of a $708,000 decrease in interest on deposits and a $528,000 decrease in interest expense on other borrowings. For the three months ended June 30, 2003, our average cost of funds was 2.71%, a decrease from 3.46% for the three months ended June 30, 2002. For the six months ended June 30, 2003, our average cost of funds was 2.78%, a decrease from 3.56% for the six months ended June 30, 2002. The decrease in the average cost of funds primarily relates to the reduced rates paid on deposits.

     Net interest income was $29.4 million for the three months ended June 30, 2003, compared to $25.4 million for the same period in 2002; an increase of 15.6%. Net interest income was $58.9 million for the six months ended June 30, 2003, compared to $49.4 million for the same period in 2002; an increase of 19.3%. Our net interest margin decreased from 3.44% for the three months ended June 30, 2002 to 3.14% for the three months ended June 30, 2003 on a tax equivalent basis. Our net interest margin on interest earning assets decreased from 3.44% for the six months ended June 30, 2002 to 3.25% for the six months ended June 30, 2003 on a tax equivalent basis. The increase in net interest income and the decrease in net interest margin was the result of the combination of a significant increase in loans during the periods and a decrease in the average rate on loans receivable. For the three months ended June 30, 2003 compared to the three months ended June 30, 2002, average interest bearing liabilities increased $87.0 million compared to an increase of $351.3 million in average interest earning assets. For the six months ended June 20, 2003 compared to the six months ended June 30, 2002, average interest bearing liabilities increased $679 million compared to an increase of $756 million in average interest earning assets. The difference between the increase in average interest bearing liabilities and the increase in average interest earning assets is due to an increase in non-interest bearing deposits during the relevant periods.

     Provision/Allowance  for  Loan  Losses

     The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 68% of our total assets as of June 30, 2003. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things.

     The allowance for loan losses totaled $33.4 million and $33.4 million at June 30, 2003 and December 31, 2002, respectively, and represented 1.16% and 1.22% of total loans at each date. The provision for loan losses for the three months ended June 30, 2003 was $3.0 million compared to $4.9 million for the three months ended June 30, 2002. The decrease in the provision for loan losses for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was the result of a slower rate of increase in our loan portfolio during 2003 and an improvement in the credit quality of our loan portfolio. Net charge-offs for the three months ended June 30, 2003 were $2.3 million compared to $2.6 million for the three months ended June 30, 2002. The provision for loan losses for the six months ended June 30, 2003 was $6.6 million compared to $10.0 million for the six months ended June 30, 2002. The decrease in the provision for loan losses for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was also the result of a slower rate of increase in our loan portfolio during 2003 and an improvement in the credit quality of our loan portfolio. Net charge-offs for the six months ended June 30, 2003 were $6.6 million compared to $5.6 million for the six months ended June 30, 2002. Management has continued to review the loan portfolios of the banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

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

     The methodology used in the periodic review of allowance adequacy, which is performed at least quarterly, is designed to be responsive to changes in actual credit losses. The changes are reflected in the general allowance and in specific allowances as the collectability of larger classified loans is continuously recalculated with new information. As our portfolio matures, historical loss ratios are being closely monitored.

     We actively manage our past due and non-performing loans in each bank subsidiary in an effort to minimize credit losses, and monitor asset quality to maintain an adequate loan loss allowance. Although management believes our allowance for loan losses is adequate for each bank and on an aggregate basis, the allowance may not prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, and significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of the our net earnings and capital.

     We consider non-performing assets to include all non-accrual loans, other loans past due 90 days or more as to principal and interest and still accruing, other real estate owned and repossessed assets. Total non-performing loans were $20.1 million and $15.9 million at June 30, 2003 and December 31, 2002, respectively. The $4.2 million increase in non-performing loans can generally be attributed to one Gold Bank-Kansas loan of $4.0 million that was placed in non-performing status in March 2003. Total non-performing loans were 0.70% and 0.58% of gross loans at June 30, 2003 and December 31, 2002, respectively. Total non-performing assets were $27.3 million and $22.2 million at June 30, 2003 and December 31, 2002, respectively. The increase in non-performing assets of $5.1 million can be generally attributed to the above mentioned non-performing loan. Total non-performing assets were 0.66% and 0.58% of total assets at June 30, 2003 and December 31, 2002, respectively.

     Other  Income

     For the three months ended June 30, 2003, other income was $14.1 million compared to $16.9 million for the three months ended June 30, 2002, a decrease of $2.7 million, or 16.2%. The net decrease resulted from a decrease in sales from information technology sales, which decreased from $4.8 million in the second quarter of 2002 to $3.4 million in the second quarter of 2003. This decrease was the result of decreased sales revenue principally in the hardware sales area. In addition, the decrease in other income was also the result of a decline in net securities gains of $1.8 million in comparing the second quarter of 2003 to 2002. This decline was primarily the result of income recorded in the second quarter of 2002 from the sale of our investment in Blue Rhino stock. The decrease was also the result of gain on sale of branch facilities declining from $2.4 million in the second quarter of 2002 to $1.2 million in the second quarter of 2003. This decrease was also affected by an decrease in service fees of $196,000 and a $242,000 increase in investment trading fees and commissions compared with the first quarter of 2002. For the three months ended June 30, 2003, net gains on sale of mortgage loans increased $631,000 compared to the three months ended June 30, 2002. In comparing the same periods, Bank-owned life insurance income increased $244,000 and other income increased $802,000.

     For the six months ended June 30, 2003, other income was $24.8 million compared to $30.7 million for the six months ended June 30, 2002, a decrease of $5.9 million, or 19.1%. The net decrease resulted from a decrease in sales from information technology sales, which decreased from $9.6 million in the first six months of 2002 to $5.6 million in the first six months of 2003. This decrease was the result of decreased sales revenue principally in the hardware sales area. The decrease was also the result of a decline in net securities gains of $2.4 million in comparing the first six months of 2003 to 2002. This decline was primarily the result of income recorded in the first six months of 2002 from the sale of our investment in Blue Rhino stock. The decrease was also the result of gain on sale of branch facilities declining from $2.4 million in the second quarter of 2002 to $1.2 million in the second quarter of 2003. This decrease was partially offset by an increase in service fees of $31,000 and a $257,000 increase in investment trading fees and commissions compared with the first six months of 2002. For the six months ended June 30, 2003, net gains on sale of mortgage loans increased $679,000 compared to the six months ended June 30, 2002. In comparing the same periods, Bank-owned life insurance income increased $50,000 and other income increased $715,000.

     Other  Expense

     For the three months ended June 30, 2003, other expense was $30.2 million compared to $27.5 million for the same period of 2002. Salaries and employee benefits increased from $13.3 million in the second quarter of 2002 to $14.4 million in the second quarter of 2003, or an increase of $1.1 million. Adding additional branch locations and expansion of our current operations caused this increase. Net occupancy expense increased from $1.2 million for the quarter ended June 30, 2002 to $1.9 million for the quarter ended June 30, 2003 as a result of opening new branch facilities in Florida and Kansas. Depreciation expense increased from $1.5 million to $1.7 million from the quarter period ended June 30, 2002 to June 30, 2003, respectively. Core deposit intangible amortization expense was $188,000 during the second quarter of 2003, compared to $125,000 for the same period of 2002. A $1.0 million decrease in information technology services expenses resulted from the decline in cost of sales component for hardware and software sold by CompuNet. This directly relates to the $1.4 million decrease in information technology sales described above in the Other Income section. The remaining expenses classified as other expense increased from $7.6 million to $9.7 million. The largest items accounting for this increase in Other Expense of $2.1 million were a $900,000 increase in legal, accounting and consulting expense and an increase of $380,000 in advertising, marketing and public relations expense. The increase in legal and consulting expense was primarily attributable to the investigation into Mr. Gullion's misconduct discussed elsewhere in this report. The increase in advertising and marketing was caused by an increased communications effort.

     For the six months ended June 30, 2003, other expense was $58.0 million compared to $52.3 million for the same period of 2002. Salaries and employee benefits increased from $25.3 million in the first six months of 2002 to $29.1 million in the first six months of 2003, or an increase of $3.9 million. Adding additional branch locations and expansion of our current operations caused this increase. Net occupancy expense increased from $3.0 million for the first six months ended June 30, 2002 to $3.8 million for the six months ended June 30, 2003 as a result of opening new offices. Depreciation expense increased from $3.0 million to $3.5 million from the six month periods ended June 30, 2002 to June 30, 2003, respectively. Core deposit intangible amortization expense was $375,000 during the first six months of 2003, compared to $250,000 for the same period of 2002. A $2.6 million decrease in information technology services expenses resulted from the decline in cost of sales component for hardware and software sold by CompuNet. This directly relates to the $4.0 million decrease in information technology sales described above in the Other Income section. The remaining expenses classified as other expense increased from $14.1 million to $17.4 million. The largest items accounting for this increase in Other Expense of $3.3 million were a $1.4 million increase in legal, accounting and consulting expense and an increase of $188,000 in FDIC and state assessments. The increase in legal and consulting expense was primarily attributable to the investigation into Mr. Gullion's misconduct discussed elsewhere in this report.

     Income  Tax  Expense

     Income tax expense for the three months ended June 30, 2003 and 2002 was $3.0 million and $2.8 million, respectively. The effective tax rate for each time period was 29.1% and 28.7%, respectively. Income tax expense for the six months ended June 30, 2003 and 2002 was $5.2 million and $4.8 million, respectively. The effective tax rate for each time period was 26.9% and 26.7%, respectively. Our effective tax rate is less than the statutory federal rate of 35% due primarily to municipal tax-exempt interest on municipal bonds and tax deferred income generated from our investments in bank owned life insurance.

FINANCIAL  CONDITION

     From December 31, 2002 to June 30, 2003, total assets grew from $3.8 billion to $4.2 billion. Cash and cash equivalents increased from $96.4 million to $192.4 million. Net loans increased from $2.7 billion to $2.9 billion. Investment securities were $888.1 million at June 30, 2003, compared to $736.1 million at December 31, 2002; an increase of $152.0 million or 20.7%. Mortgage loans held for sale decreased from $25.1 million to $21.6 million. Net premises and equipment decreased from $69.6 million to $67.1 million. Cash surrender value of bank owned life insurance increased from $56.5 million to $78.4 million. Total liabilities increased from $3.6 billion to $3.9 billion. Deposits increased from $2.7 billion to $3.0 billion, from December 31, 2002 to June 30, 2003. Securities sold under agreements to repurchase decreased from $153.6 million to $144.5 million. Total long and short-term borrowings increased $111.2 million, or 16.2%, from December 31, 2002. Accrued interest and other liabilities decreased from $26.1 million to $23.4 million.

     During the first six months of 2003, cash and cash equivalents increased $96.0 million or 99.5% over balances at December 31, 2002. This increase was the direct result of a certificate of deposit campaign we completed at the end of the second quarter of 2003, which raised approximately $100 million of new deposits. A significant amount of these new funds were used to repay brokered deposits that matured shortly after the end of the second quarter.

     During the first six months of 2003, loans increased $155.6 million, or 5.7%, over balances at December 31, 2002. Mortgage loans held for sale decreased $3.6 million over the balance at December 31, 2002. The decrease was due to a decrease in fixed rate single-family mortgage loans originated during the six month period ended June 30, 2003.

     Investment securities at June 30, 2003, increased $152.0 million compared to the balance at December 31, 2002. This increase resulted from an increase of $16.3 million in US agency mortgage-backed securities and an increase of $130.5 million in US agency securities. The total investment securities portfolio amounted to $888.1 million at June 30, 2003, and was comprised mainly of U.S. government and agencies (30.1%), mortgage-backed (49.7%), and other asset-backed (20.2%) investment securities.

     Bank owned life insurance at June 30, 2003, increased $21.9 million compared to the balance sheet amount at December 31, 2002. The increase in the balance primarily resulted from the Company's additional investment of $20.0 million and earnings recorded on our investment in bank owned life insurance. Total deposits increased $245.6 million at June 30, 2003, compared to December 31, 2002, mainly due to the effect of an increase of $240.9 million in time deposits, a $82.5 million decrease in money market accounts and a $87.2 million increase in other deposits.

     Compared to 2002 year-end balances, borrowings at June 30, 2003, increased $111.2 million. Our short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings decreased $24.5 million during the first six months of 2003 to a balance of $1.1 million at June 30, 2003. Long term borrowings, consisting mainly of FHLB advances, increased $135.5 million to $684.4 million outstanding at June 30, 2003. The increase in long-term borrowings is the direct result of loan growth in the current year, as well as our leverage strategy related to our investment portfolio.

     During the first six months of 2003, accrued interest and other liabilities decreased $2.7 million, or 10.3%, due to a $3.3 million decrease in federal taxes payable due to tax payments made during the first six months of 2003 and some increase in the amount of accrued interest payable.

     Contractual  Obligations  and  Commercial  Commitments

     The following table presents our contractual cash obligations, defined as operating lease obligations, principal and interest payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of June 30, 2003 for the periods indicated.


                                                    PAYMENTS DUE BY PERIOD
                                TOTAL INTEREST   ONE YEAR      ONE TO       FOUR TO     MORE THAN
CONTRACTUAL CASH OBLIGATIONS     AND PRINCIPAL   AND LESS   THREE YEARS   FIVE YEARS   FIVE YEARS
------------------------------  ---------------  ---------  ------------  -----------  -----------
                                                (DOLLARS IN THOUSANDS)

Operating leases . . . . . . .  $        36,952  $   3,689  $      7,127  $     4,762  $    21,374
FHLB advances(1) . . . . . . .          671,726     61,928        96,495      127,504      385,799
Subordinated debt(1) . . . . .           71,727      1,467         2,930        2,926       64,404
Trust preferred securities . .          277,919      7,548        14,642       14,642      240,180
                                ---------------  ---------  ------------  -----------  -----------
Total contractual obligations.  $     1,058,324  $  74,632  $    121,469  $   150,288  $   711,757
                                ===============  =========  ============  ===========  ===========

---------------
(1)     For  floating  interest  rate  obligations, based upon interest rate in effect on June 30,
2003.

     Liquidity  and  Capital  Resources

     Liquidity defines the ability of us and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. Each of the Banks has established a credit facility with the FHLB, under which it is eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. As described under "-Credit Facilities" below, Gold Bank-Kansas may be in default under its agreements for advances with the FHLB of Topeka and Des Moines. Our liquidity needs and funding are provided through non-affiliated bank borrowings, cash dividends and tax payments from our subsidiary Banks. Total loans increased $155.6 million compared to December 31, 2002, while total deposits increased $245.6 million compared to the same period. The majority of our deposits consist of time deposits which mature in less than one year. If we are unsuccessful in rolling over these deposits, then we will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

     Cash and cash equivalents and investment securities totaled $1.1 billion, or 25.9%, of total assets at June 30, 2003 compared to $832.5 million, or 21.8%, at December 31, 2002. Cash provided by operating activities for the six months ended June 30, 2003 was $90.9 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $339.5 million, consisting of an increase in loans of $166.0 million and the purchase of fixed assets of $1.0 million, the reduction of held to maturity securities of $10.5 million, and the net increase in available for sale securities of $170.5 million. Cash provided by financing activities was $344.5 million, consisting primarily of an increase in deposits of $245.6 million and an increase in net borrowings of $100.1 million.

     We and our subsidiaries actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be "well capitalized" a company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at June 30, 2003 were 10.75%, 8.60% and 6.70%, respectively. These same ratios at December 31, 2002 were 11.02%, 8.61% and 6.96%, respectively. Total loans increased $155.6 million compared to December 31, 2002 while total deposits increased $245.6 million compared to the same period. Even with this increase in the balance sheet, our ratios exceed the necessary levels to be considered well capitalized.

     The principal source of funds at the holding company level is dividends from the Banks. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At June 30, 2003, our subsidiary banks could pay $54.2 million in dividends to us and still remain well capitalized. Management believes funds generated from the dividends from our subsidiaries and our existing lines of credit will be sufficient to meet our current cash requirements. However, if we continue at our current rate of internal growth, we will need to raise additional equity to remain "well capitalized".

     Credit  Facilities

     Our subsidiary banks have agreements with the Federal Home Loan Bank system to provide them with advances. As of June 30, 2003, our subsidiary banks had approximately $540.9 million of advances outstanding with the FHLB.

We have a revolving line of credit with LaSalle Bank National Association ("LaSalle Credit Line"). As of June 30, 2003, we had nothing outstanding under this line of credit. On July 1, 2003, we entered into an amendment with LaSalle Bank to reduce the maximum amount that we may borrow from $25 million to $10 million and extend the maturity date from July 1, 2003 to July 1, 2004. Interest accrues on advances under the LaSalle Credit Line at our option at a rate equal to either LIBOR plus 1.25% per annum or LaSalle Bank's prime rate (but in no event will the interest rate under the LaSalle Credit Line be less than 3.5% per' annum). We draw on the LaSalle Credit Line from time to time to fund various corporate matters including making contributions to our bank subsidiaries to help them maintain their "well-capitalized" status.

     Under the Amended and Restated Loan Agreement dated as of February 8, 2002 ("ESOP Loan Agreement") of our Employees' Stock Ownership Plan (the "ESOP") with LaSalle Bank, the ESOP may borrow up to $15 million. Loans under the ESOP Loan Agreement bear interest, at the ESOP's option, at either LaSalle Bank's Prime Base Rate or LIBOR plus 1.75%. As of June 30, 2003, the ESOP had approximately $13.4 million outstanding under the ESOP Loan Agreement, which it borrowed to purchase our common stock. We guarantee the ESOP's obligations under the ESOP Loan Agreement. We currently do not anticipate that the ESOP will need to borrow any further amounts under the ESOP Loan Agreement.

     As a result of the misappropriation of funds by Mr. Gullion and the actions taken by the bank regulatory authorities in response thereto, we were in default under the LaSalle Credit Line and our ESOP was in default under the ESOP Loan Agreement. We have obtained waivers from LaSalle Bank with respect to these defaults.

     The Federal Home Loan Banks of Topeka and Des Moines could assert that the events described above under "-Internal Investigation and Regulatory Examination" permit them to declare Gold Bank-Kansas in default as a result of a material adverse change or other similar covenant default. To date, neither of these Federal Home Loan Banks have notified us that they consider the Gold Bank-Kansas agreements for advances to be in default. As of June 30, 2003, Gold Bank-Kansas had outstanding advances of approximately $16 million with the FHLB of Des Moines and approximately $339 million with the FHLB of Topeka.

     After we have finalized the formal written agreements with the FRB-KC and the OSBC as described in Note 8 "Legal Proceedings" to our consolidated financial statements included elsewhere in this report, we plan to approach the FHLB of Topeka and FHLB of Des Moines to request any necessary waivers. We anticipate that we will be successful in securing such waivers. However, if the FHLB of Topeka and the FHLB of Des Moines do not waive these defaults or refuse to permit Gold Bank-Kansas to borrow additional funds under its agreements for advances, we anticipate that Gold Bank-Kansas will be able to find alternative financing on reasonable terms and conditions. If Gold Bank-Kansas is unable to replace these agreements for advances with alternative financing on reasonable terms or conditions this could have a material adverse affect on its liquidity.

     Recovery  of  Restitution  Amounts  from  Gullion.

     On May 20, 2003, Gold Bank-Kansas entered into a restitution agreement with our former Chairman and Chief Executive Officer, Michael W. Gullion. On July 23, 2003, we purchased from an unaffiliated bank a $4 million loan to Mr. Gullion evidenced by a promissory note collateralized by substantially all of the shares of common stock of the Company owned by Mr. Gullion. On the same day, we exercised our option under the restitution agreement to purchase 583,065 shares of our common stock from Mr. Gullion for approximately $6.3 million. The purchase price of $10.805 per share was calculated in accordance with the restitution agreement and was equal to the 10-day average closing price of our common stock on the NASDAQ preceding the date on which the shares were purchased. We retained the sales proceeds to satisfy Mr. Gullion's obligation under the note payable that we purchased (aggregating approximately $4.0 million) and to satisfy Mr. Gullion's obligation under the restitution agreement (aggregating approximately $2.3 million).

     As a result of the transaction, we have acquired 583,065 shares of treasury stock and will record income of approximately $2.3 million in the third quarter of 2003. We plan to reissue some of these treasury shares in private sales. Two members of our Board of Directors have purchased an aggregate of 80,000 of these shares from us at a purchase price of $10.805 per share. On August 1, 2003, Daniel P. Connealy purchased 10,000 of these shares. On August 5, 2003, William Randon purchased 70,000 of these shares. In addition, Allen D. Peterson has agreed to purchased 300,000 of these shares either directly or through an affiliated entity for $10.805 per share. Resale of these shares will be restricted for two years in accordance with SEC regulations.

     We are currently attempting to negotiate a settlement with Mr. Gullion that would result in the payment by Mr. Gullion of additional restitution amounts that we believe he owes us. In addition to the $2.3 million which has been paid by Mr. Gullion, we are seeking to recover from Mr. Gullion the following:

          - $1.1 million for additional amounts that we believe Mr. Gullion either misappropriated from us or for which he failed to reimburse us;

          - $1.5 million for the costs of investigation into Mr. Gullion's misconduct;

          -    $0.5 million of interest on the above items;

          -    $0.2 million of outstanding loans;

          - $3.0 million representing the forfeiture of all cash compensation paid to Mr. Gullion since January 1, 1998; and

          - the forfeiture of all stock options granted to Mr. Gullion since January 1, 1998.

     We are currently attempting to negotiate a settlement with Mr. Gullion that would result in the repayment by Mr. Gullion of some or all these amounts. In the event that we are unable to reach a satisfactory settlement with Mr. Gullion, we intend to initiate legal proceedings against Mr. Gullion for the payment of such amounts. No assurance can be given, however, that we will be able to recover such amounts from Mr. Gullion. Mr. Gullion's assets may be insufficient to pay all of such amounts and he may have statute of limitations or other defenses to the payment of some of these amounts.

     BOLI  Policies

     Our Bank subsidiaries have purchased bank-owned life insurance ("BOLI") policies with death benefits payable to the Banks on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank's aggregate investment in BOLI to 25% of the bank's capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the Bank's capital and surplus. All of the Banks' BOLI investments comply with federal guidelines. In January 2003, Gold Bank-Kansas, Gold Bank-Oklahoma and Gold Bank-Florida increased their BOLI investments by $14 million, $4 million and $2 million, respectively. As of June 30, 2003, Gold Bank-Kansas had $43.8 million of BOLI (equal to 24.0% of its capital and surplus), Gold Bank-Oklahoma had $21.1 million of BOLI (equal to 24.0% of its capital and surplus) and Gold Bank-Florida had $13.4 million of BOLI (equal to 23.8% of its capital and surplus). The aggregate BOLI investment of each Bank is now just below the maximum regulatory limit. The Banks monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. We believe that these BOLI investments will not have any significant impact on the capital or liquidity of our Bank subsidiaries.

     CompuNet  Activities

     CompuNet Engineering, Inc., which was acquired in March 1999, provides information technology, e-commerce services and networking solutions for banks and other businesses. Under current Federal Reserve regulations, a bank holding company and its subsidiaries may conduct data processing and transmission services to process or furnish financial, banking or economic data ("Financial Data Processing"). Data processing and transmission services that are not financial, banking or economic in nature may also be provided, so long as such services do not exceed 30% of the bank holding company's total consolidated annual revenues from data processing and transmission. Financial Data Processing services may include the furnishing of data processing and transmission facilities, hardware, software, documentation, operating personnel and support services. However, hardware may only be sold in connection with software designed for the processing of financial, banking or economic data, and general purpose hardware (such as a personal computer or a network router) may not exceed 30% of the cost of any packaged offering of hardware, software and services. When we acquired CompuNet, the aggregate data processing activities of us and CompuNet complied with these limitations.

     On December 21, 2000, the Federal Reserve published a proposed regulation that would permit a financial holding company to generate up to 80% of its consolidated data processing revenue from non-Financial Data Processing activities. The proposed regulation limits the investment of a financial holding company in such data processing activities to 5% of the financial holding company's tier 1 capital. The comment period on the proposed regulation expired on February 16, 2001. To date this regulation has not been adopted.

     In 2001, CompuNet acquired the assets of Information Products, Inc., which provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware, maintenance and systems design and installation across all industry sectors. This acquisition significantly increased the amount of CompuNet's non-Financial Data Processing activities. During 2002 and the first six months of 2003, CompuNet's revenues from non-Financial Data Processing activities have exceeded the Federal Reserve's current limitations. As a result, we are required to take corrective action to bring CompuNet's activities within federal regulatory requirements.

     This could be accomplished by increasing CompuNet's revenues from Financial Data Processing activities, decreasing CompuNet's revenues from non-Financial
Data Processing activities, converting ComputNet into a merchant banking investment, or selling part or all of CompuNet's business to an unaffiliated third party, or other curative action. Due to the uncertainty involved in our continued ownership of CompuNet, we are currently exploring the possible sale of CompuNet with potential buyers.

IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of the remaining provisions of FIN 45 during the first half of 2003 did not have a significant impact on our financial statements.

     FIN No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulleting No. 51." FIN 46 established accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has several statutory trusts that were formed, prior to January 31, 2003, for the purpose of issuing Trust Preferred Securities (see note 11 to the annual consolidated financial statements). These statutory trusts will be subjected to FIN 46 in the third quarter of 2003. We currently believe the continued consolidation of these trusts is appropriate under FIN 46. However, the applications of FIN 46 to this type of trust is an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of these trusts. The deconsolidation of these statutory trusts would not have a material effect on our consolidated balance sheet or our consolidated statement of operations. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The amendments
(i) reflect decisions of the Derivatives Implementation Group; (ii) reflect decisions made by the Financial Accounting standards Board in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30,2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on our financial statements.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuers settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligations is predominately based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on our financial statements.

CRITICAL  ACCOUNTING  POLICIES

     Our accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of our accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in the first note to the consolidated financial statements in the 2002 Annual Report. Critical accounting policies are both important to the portrayal of our financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

     During 2002 and the first six months of 2003, CompuNet Engineering did not comply with certain Federal Reserve regulations regarding the sources of its revenue. As a result, we are currently exploring the possible sale of our interest in CompuNet Engineering. See "- Financial Condition-Liquidity and Capital Resources - CompuNet Activities" above. In the event that CompuNet Engineering were sold for less than the carrying value of its associated assets and goodwill, we would be required to record a goodwill impairment charge. The goodwill associated with CompuNet Engineering was $4.6 million at June 30, 2003.

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

FORWARD  LOOKING  INFORMATION  AND  STATEMENTS

     The information included or incorporated by reference in this report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future financial performance and business of us and our subsidiaries, including, without limitation:

          -    statements  that  are  not  historical  in  nature

          - statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends" or similar expressions

          - statements regarding the timing of the closing of the branch sales

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

          - results of the joint regulatory examination of Gold Bank-Kansas and the examination of us

          - inability to obtain waivers of defaults under our credit facilities or find alternative financing

          -    transition  and  strategies  of  new  management

          -    changes  in  interest  margins  on  loans

          -    changes  in  allowance  for  loan  losses

          -    changes  in  the  interest  rate  environment

          -    the  effect  of  a  change  in  the  management  rating  of  Gold
               Bank-Kansas

          - our ability to enter into interest rate swap agreements with favorable rates and terms

          -    our  ability  to  sell  out-state  branches  at  favorable prices

          - competitive pressures among financial services companies may increase significantly

          - general economic conditions, either nationally or in our markets, may be less favorable than expected

          - legislative or regulatory changes may adversely affect the business in which we and our subsidiaries are engaged

          - technological changes may be more difficult or expensive than anticipated

          -    changes  may  occur  in  the  securities  markets

These risks and other risks are described in Exhibit 99.1 to this Form 10-Q and are incorporate herein by reference.

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

     The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. The $16.3 million notional amount swap agreement was called by the counter-party and terminated on June 30, 2003. Under the swap agreements, no payments were due between the parties and no gain or loss was recognized by us. There are no current plans to replace the terminated swap agreements. The remaining swap agreement is also callable by the counterparty prior to its respective maturity date.

     We plan to decrease the asset sensitivity of our balance sheet by entering into swap agreements for a portion of our long-term fixed rate borrowings. By agreeing to pay a variable rate of interest that is currently lower than the fixed rates we are paying on our borrowings, we expect to increase our net interest margin and more closely match our variable rate assets with variable rate liabilities. Our plans are to have swap agreements in place by the end of August 2003 for up to $250 million of our fixed rate borrowings from the Federal Home Loan Bank System.

     Along with internal gap management reports, we and our subsidiary banks use an asset/liability modeling service to analyze each bank's current gap position. The system simulates the banks' asset and liability base and projects future net interest income results under several interest rate assumptions. We strive to maintain an aggregate gap position such that each 100 basis point change in interest rates will not affect net interest income by more than 10%.

     The following table indicates that, at June 30, 2003, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.


Changes in Interest Rates  Net Interest Income    Actual Change   Percent Change Actual
-------------------------  --------------------  ---------------  ----------------------
200 basis point rise. . .  $        138,083,000  $    9,184,000                    7.12%
100 basis point rise. . .  $        135,228,000  $    6,329,000                    4.91%
Base Rate Scenario. . . .  $        128,899,000               -                       -
50 basis point decline. .  $        127,175,000  $   (1,724,000)                 (1.34%)
100 basis point decline .  $        124,577,000  $   (4,322,000)                 (3.35%)

ITEM  4:     CONTROLS  AND  PROCEDURES

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     We regularly evaluate our internal control over financial reporting and discuss these matters with our independent accountants and our audit committee. Based on these evaluations and discussions, we consider what revisions, improvements or corrections are necessary in order to ensure that our internal controls over financial reporting are and remain effective. As part of this process, Deloitte & Touche has been engaged to conduct a controls risk assessment of our internal controls. We anticipate that Deloitte & Touche will make a number of recommendations as to how our internal controls can be further strengthened and improved. Deloitte & Touche is scheduled to complete this assessment by the end of 2003. Full implementation of any recommended changes will continue into next year.

                           PART II   OTHER INFORMATION

ITEM 1:  LEGAL  PROCEEDINGS

     For a discussion of legal proceedings, including regulatory proceedings and formal actions taken by our banking regulators, see Note 8 "Legal Proceedings" to the consolidated financial statements contained in Part I, Item I of this report.

     For a discussion of legal proceedings and recent developments pertaining to restitution and future claims against Mike Guillion, our former CEO, see "Part I
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Recovery of Restitution Amounts from Gullion" above.

ITEM 2:  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM 3:  DEFAULTS  UPON  SENIOR  SECURITIES

     The Federal Home Loan Bank of Topeka could assert that the events described above under "-Internal Investigation and Regulatory Examination" permit them to declare Gold Bank-Kansas in default under its agreement for advances with the FHLB of Topeka as a result of a material adverse change or other similar covenant default. To date, the Federal Home Loan Bank of Topeka has not notified us that they consider the Gold Bank-Kansas agreement for advances to be in default.

ITEM 4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

     At the Annual Meeting of Shareholders on May 19, 2003, three Class I directors, Malcolm M. Aslin, Daniel P. Connealy and D. Patrick Curran, were elected for terms expiring in 2006. Voting results were as follows:

     Malcolm M Aslin
     33,322,568    votes   or   84%  FOR
     392,807       votes   or    1%  AGAINST
     5,735,807     votes   or   15%  BROKER NON-VOTES AND ABSTENTIONS

     Daniel P. Connealy
     33,323,011    votes   or   84%  FOR
     401,364       votes   or    1%  AGAINST
     5,726,807     votes   or   15%  BROKER NON-VOTES AND ABSTENTIONS

     D. Patrick Curran
     33,323,652    votes   or   84%  FOR
     391,723       votes   or    1%  AGAINST
     5,735,807     votes   or   15%  BROKER NON-VOTES AND ABSTENTIONS

Class II Directors continuing in office are William Randon and William R. Hagman, Jr. Class II Directors' terms expire in 2004.

Class III Directors continuing in office are Allen Peterson, J. Gary Russ, Donald C. McNeill, and E. Miles Prentice, III. Class III Directors' terms expire in 2005.

ITEM 5:  OTHER  INFORMATION

     None

ITEM 6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits  Required  to  be  Filed  by  Item  601  of  Regulation  S-K

Exhibit
Number   Description
-------  -------------------------------------------------------------------------------------

4.33     Eighth Amendment to Amended and Restated Loan Agreement, dated as of July 1,
         2003, between Gold Banc Corporation, Inc. and LaSalle Bank National Association.

10.15*   First Amendment to the Gold Banc Corporation, Inc. 1996 Equity Compensation
         Plan, dated as of March 20, 2000.

10.16*   Second Amendment to the Gold Banc Corporation, Inc. 1996 Equity Compensation
         Plan, dated as of February 2, 2001.

31.1     Certification of Chief Executive Officer of Gold Banc Corporation, Inc., dated August
         14, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2     Certification of Chief Financial Officer of Gold Banc Corporation, Inc., dated August
         14, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1     Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated August
         14, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on
         Form 10-Q for the quarter ended June 30, 2003 and is not treated as filed in reliance upon Sec. 601(b)(32) of Regulations S-K.

32.2     Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated August
         14, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on
         Form 10-Q for the quarter ended June 30, 2003 and is not treated as filed in reliance upon Sec. 601(b)(32) of Regulations S-K.

99.1     Factors That May Affect Future Results of Operations, Financial Condition or
         Business for Gold Banc Corporation, Inc.

* Management contracts or compensating plans or arrangements required to be filed by Item 6(a).

(b)     Reports  on  Form  8-K

     We filed the following Current Reports on Form 8-K during the second quarter of 2003:

- On April 4, 2003, we filed a Current Report on Form 8-K announcing a conference call during which the Company provided an earnings forecast and business outlook for the first quarter as well as the full fiscal year of 2003.

- On April 24, 2003, we field a Current Report on Form 8-K reporting the 2003 first quarter earnings and other select financial data.

- On May 23, 2003, we filed a Current Report on Form 8-K announcing the execution of a restitution agreement between Gold Bank-Kansas and Michael
     W.  Gullion.

- On June 6, 2003, we filed a Current Report on Form 8-K announcing that the Company made a presentation by the Company at the Eighth Annual Community Bankers Conference on June 4, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GOLD  BANC  CORPORATION,  INC.



                                 By: /s/  Rick  J.  Tremblay
                                     ------------------------------------------
                                     Rick  J.  Tremblay
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Authorized officer and principal financial
                                     officer of the registrant)



Date:  August  14,  2003