Form 10-Q/A
period 2002-09-30
GOLD BANC CORP INC
filed 2003-11-14
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q/A

Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
Or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from ________ to __________

Commission file number 0-28936

___________________

GOLD BANC CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-1008593 (I.R.S. Employer Identification No.)

11301 Nall Avenue, Leawood, Kansas (Address of principal executive offices)	66211 (Zip code)
(913) 451-8050 (Registrant's telephone number, including area code)

___________________

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

GOLD BANC CORPORATION, INC.

INDEX TO 10-Q FOR THE QUARTERLY
Period Ended September 30, 2002

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002 solely for the purpose of amending Items 1, 2 and 4 of Part I and Item 6 of Part II of that Quarterly Report due to the developments described below.

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

Our Audit Committee led an internal investigation with assistance from its independent legal counsel, forensic accountants and our internal audit department, which was outsourced in March 2003 to Deloitte & Touche. The scope of the internal investigation was extensive and included a review of transactions, accounts, assets, loans and other matters involving Mr. Gullion, his family members or related entities that were identified as possibly suspicious during the investigation or otherwise by Gold Bank-Kansas personnel or regulatory officials. The internal investigation is complete. A report on the results of the internal investigation was issued on March 31, 2003 and was supplemented on April 9, 2003. The internal investigation generally covered the period commencing January 1, 1998 through April 12, 2003. However, the underlying documentation for some transactions in 1998 and early 1999 was incomplete. See "Item 1.—Business—Summary of Recent Events and Restatement of Financial Statements" and "Item 13 — Certain Relationships and Related Transactions" in our Annual Report on Form 10-K/A for 2002 (the "2002 Annual Report") for additional information related to the investigation.

As a result of the investigation, we determined that it was necessary to restate our financial statements for the years ended December 31, 2001 and 2000. The restatement principally relates to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The financial statements reflecting this restatement were included in our 2002 Annual Report. See "Item 6 — Selected Consolidated Financial Data" and the restatement of our consolidated financial statements and the notes thereto contained in "Item 8 — Financial Statements and Supplementary Data", including Note 2 "Restatement and Impact on Earnings" and Note 23 "Summary of Operating Results by Quarter — Unaudited" in the 2002 Annual Report. Based on discussions with the staff of the SEC, we are also restating our quarterly financial statements for 2002 and 2001. On May 15, 2003, we filed with the SEC an amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2002. That report restated our financial statements for the first quarter of 2002. On July 25, 2003, we filed with the SEC an amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2002. That report restated our financial statements for the second quarter of 2002. This report includes the restatement of the financial statements for the third quarter of 2002 and 2001 and includes all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin No. 99 ("SAB 99"). In addition, this report also includes adjustments relating to the reclassification of expenses related to Mr. Gullion's misconduct and other minor adjustments. See Note 2 to the consolidated financial statements included elsewhere in this report. This report also includes an amended Item 2 – "Management’s Discussion and Analysis of Operations and Results of Operations" to reflect the restatement of the financial statements, an amended Item 4 – "Controls and Provisions" and an amended Item 6 – Exhibit List. Except as described in this paragraph, we are not modifying our previous disclosures (which were made based upon the information that was then available) to address or account for events that have occurred subsequent to the date we filed our original Form 10-Q.

PART I
ITEM 1: FINANCIAL INFORMATION

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30, 2002	December 31, 2001

Assets	(Restated)	(Restated)
Cash and due from banks	$99,434	$73,675
Federal funds sold and interest-bearing deposits	93	98

Total cash and cash equivalents	99,527	73,773

Investment securities:
Held-to-maturity	73,538	14,364
Available-for sale	759,457	567,746
Trading	2,633	6,668

Total investment securities	835,628	588,778

Mortgage loans held for sale, net	23,352	11,335
Loans, net	2,463,559	2,124,973
Premises and equipment, net	74,809	57,738
Goodwill, net	34,895	35,184
Intangible Assets, net	7,120	3,984
Cash surrender value of bank owned life insurance	55,722	53,038
Accrued interest and other assets	52,715	66,152

Total assets	$3,647,327	$3,014,955

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$2,722,480	$2,163,866
Securities sold under agreements to repurchase	171,838	103,672
Federal funds purchased and other short-term borrowings	842	30,908
Long-term borrowings	425,315	416,413
Subordinated debt and guaranteed preferred beneficial interests in company's debentures	111,350	111,749
Accrued interest and other liabilities	33,169	23,807

Total liabilities	3,465,994	2,850,415

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value; 50,000,000 shares
Authorized
38,435,519 issued at September 30, 2002 and 38,352,074 issued at December 31, 2001	38,436	38,352
Additional paid-in capital	76,756	76,584
Retained earnings	102,496	83,987
Accumulated other comprehensive income (loss), net	6,448	(8)
Unearned compensation	(9,683)	(3,440)

	214,453	195,475

Less treasury stock — 4,721,510 shares at September 30, 2002 and 4,417,010 shares at December 31, 2001	(33,120)	(30,935)

Total stockholders' equity	181,333	164,540

Total liabilities and stockholders' equity	$3,647,327	$3,014,955

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2002 and September 30, 2001
(In thousands, except per share data)
(unaudited)

	September 30, 2002	September 30, 2001

	(Restated)	(Restated)
Interest Income:
Loans, including fees	$121,890	$126,530
Investment securities	25,281	24,918
Other	1,715	3,378

	148,886	154,826

Interest Expense:
Deposits	48,069	67,521
Borrowings and other	25,244	22,674

	73,313	90,195

Net interest income	75,573	64,631
Provision for loan losses	13,120	9,565

Net interest income after provision for loan losses	62,453	55,066

Other income:
Service fees	12,854	11,438
Investment trading fees and commissions	3,965	4,845
Net gains on sale of mortgage loans	1,554	1,501
Net securities gains	4,905	1,428
Information technology services	14,680	8,482
Other	8,580	9,710

	46,538	37,404

Other expense:
Salaries and employee benefits	38,696	33,548
Net occupancy expense	4,594	4,316
Depreciation expense	4,674	4,437
Goodwill amortization expense	—	1,656
Core deposit amortization expense	375	74
Losses from misapplication of bank funds	103	1,015
Information technology services	10,123	5,369
Other	22,471	18,773

	81,036	69,188

Earnings before income tax	27,955	23,282
Income tax expense	7,423	6,173

Net earnings	$20,532	$17,109

Net earnings per share-basic and diluted	$0.60	$0.50

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2002 and September 30, 2001
(In thousands, except per share data)
(unaudited)

	September 30, 2002	September 30, 2001

	(Restated)	(Restated)
Interest Income:
Loans, including fees	$41,947	$40,417
Investment securities	8,319	9,659
Other	688	648

	50,954	50,724

Interest Expense:
Deposits	16,603	20,896
Borrowings and other	8,172	8,973

	24,775	29,869

Net interest income	26,179	20,855
Provision for loan losses	3,165	5,225

Net interest income after provision for loan losses	23,014	15,630

Other income:
Service fees	4,334	5,944
Investment trading fees and commissions	1,397	1,821
Net gains on sale of mortgage loans	716	257
Net securities gains	1,479	139
Information technology services	5,085	4,596
Other	2,829	4,775

	15,840	17,532

Other expense:
Salaries and employee benefits	13,419	11,496
Net occupancy expense	1,578	1,334
Depreciation expense	1,628	1,345
Goodwill amortization expense	—	552
Core deposit intangible amortization	125	74
Losses resulting from misapplication of bank funds	—	85
Information technology services	3,635	3,004
Other	8,378	8,381

	28,763	26,271

Earnings before income tax	10,091	6,891
Income tax expense	2,656	638

Net earnings	$7,435	$6,253

Net earnings per share-basic and diluted	$0.21	$0.18

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2002 (Restated) and September 30, 2001 (Restated)
(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Treasury Stock	Total

Balance at December 31, 2000	$—	$38,286	$76,152	$63,534	$836	$(3,802)	$(5,795)	$169,211
Net earnings for the nine months ended September 30, 2001	—	—	—	17,109	—	—	—	17,109
Change in unrealized gain on available-for-sale securities	—	—	—	—	3,695	—	—	3,695
Total comprehensive income for the nine months ended September 30, 2001	—	—	—	17,109	3,695	—	—	20,804

Exercise of 65,430 stock options	—	65	296	—	—	—	—	296
Purchase of 2,735,100 shares of treasury stock	—	—	—	—	—	—	(18,560)	(18,560)
Decrease in unearned compensation	—	—	—	—	—	1,000	—	1,000
Dividends paid ($0.06 per common share)	—	—	—	(2,144)	—	—	—	(2,144)

Balance at September 30, 2001	$—	$38,351	$76,448	$79,163	$4,531	$(2,802)	$(24,355)	$171,336

Balance at December 31, 2001	$—	$38,352	$76,584	$83,987	$(8)	$(3,440)	$(30,935)	$164,540
Net earnings for the nine months ended September 30, 2002	—	—	—	20,532	—	—	—	20,532
Change in unrealized gain on available-for-sale securities	—	—	—	—	6,456	—	—	6,456

Total comprehensive income for the nine months ended September 30, 2002	—	—	—	20,532	6,456	—	—	27,080
Exercise of 83,445 stock options	—	84	172	—	—	—	—	256
Purchase of 304,500 shares of treasury stock	—	—	—	—	—	—	(2,185)	(2,185)
Increase in unearned compensation	—	—	—	—	—	(6,243)	—	(6,243)
Dividends paid ($0.06 per common share)	—	—	—	(2,023)	—	—	—	(2,023)

Balance at September 30, 2002	$—	$38,436	$76,756	$102,496	$6,448	$(9,683)	$(33,120)	$181,333

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and September 30, 2001
(In thousands)
(unaudited)

	September 30, 2002	September 30, 2001

Cash flows from operating activities:	(Restated)	(Restated)
Net earnings	$20,532	$17,109
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities, net of purchase acquisitions:
Provision for loan losses	13,120	9,565
Gains on sales of securities	(4,905)	(1,428)
Amortization of investment securities' premiums, net of accretion	590	(23)
Depreciation	4,674	4,437
Amortization of intangible assets	375	74
Amortization of goodwill	—	1,656
Gain on sale of mortgage loans held for sale	(1,554)	(1,501)
Increase in cash surrender value of bank owned life insurance	(2,684)	(1,277)
Net decrease (increase) in trading securities	4,035	(1,798)
Proceeds from sale of loans held for sale	51,297	58,522
Origination of loans held for sale, net of repayments	(61,760)	(17,488)
Other changes:
Accrued interest receivable and other assets	15,316	(12,399)
Accrued interest payable and other liabilities	5,735	3,473

Net cash provided by operating activities	45,234	58,922

Cash flows from investing activities:
Net increase in loans	(351,706)	(242,802)
Principal collections and proceeds from sales and maturities of available-for-sale securities	597,285	393,848
Purchases of available-for-sale securities	(774,655)	(381,462)
Purchases of held-to-maturity securities	(59,183)	(9,077)
Purchase of bank owned life insurance policy	—	(50,945)
Net additions to premises and equipment	(24,967)	(3,542)
Cash received in purchase acquisitions, net of cash paid	146,633	44,732

Net cash used in investing activities	(466,593)	(249,248)

Cash flows from financing activities:
Increase (decrease) in deposits	409,705	(61,325)
Net increase in short-term borrowings	38,100	27,377
Proceeds from FHLB & long-term borrowings	3,206	189,625
Proceeds from issuance of common stock	256	296
Purchase of treasury stock	(2,185)	(18,560)
Dividends paid	(2,023)	(2,144)

Net cash provided by financing activities	447,113	135,269

Increase (decrease) in cash and cash equivalents	25,754	(55,057)
Cash and cash equivalents, beginning of period	73,773	118,891

Cash and cash equivalents, end of period	$99,527	$63,834

Supplemental schedule of non-cash activities:
Non-cash investing activities related to the securitization of loans held for sale:
Increase in investment securities	—	$85,981
Decrease in mortgage loans held for sale	—	(85,981)
Non-cash activities related to purchase acquisitions:
Increase in land, buildings, and equipment	2,276	$1,538
Increase in other assets	—	7,623
Increase in other liabilities	—	17
Increase in deposits	148,909	51,410
Supplemental disclosure of cash flow information:
Cash paid for interest	$71,975	$89,174
Cash paid for income taxes	3,359	4,270

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2002 Annual Report on Form 10-K/A (the "2002 Annual Report").

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

2.            Restatement and Impact on Earnings

As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000. The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin 99. We are also filing amended Form 10-Qs with respect to the first three quarters of 2002 to reflect the restatement of the financial information for such periods. Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 and 2000. The accompanying consolidated financial statements restate our financial statements for the three and nine months ended September 30, 2002 and September 30, 2001.

The restatement principally related to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The transactions were discovered by an internal investigation conducted by our Audit Committee, with assistance from its independent legal counsel and forensic accountants. For a detailed discussion of the internal investigation and the discovered transactions, see "Item 13 — Certain Relationships and Related Transactions" in the 2002 Annual Report.

The effect of the restatement is as follows for the periods presented below:

	Restatements to Net Earnings as Previously Reported

	Pre-Tax	Tax Effect	After Tax	% Change to Reported

Three Months Ended September 30:	(Dollars in thousands)
2002	(254)	184	(70)	(0.93%)
2001	(39)	132	93	1.51%

Nine Months Ended September 30:
2002	(642)	550	(92)	(0.45%)
2001	(1,494)	396	(1,098)	(6.03%)

The impact of these amounts to reported basic and diluted earnings (loss) per share is as follows:

	Basic Earnings Per Share		Diluted Earnings Per Share

	As reported	As restated	As reported	As restated

Three Months Ended September 30:
2002	$0.22	$.021	$0.22	$0.21
2001	$0.18	$0.18	$0.18	$0.18

Nine Months Ended September 30:
2002	$.061	$0.60	$0.61	$0.60
2001	$0.51	$0.50	$.051	$0.50

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

The shares used in the calculation of basic and diluted income per share for the three and nine months ended September 30, 2002 and September 30, 2001 are shown below (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2002	2001	2002	2001

	(Restated)		(Restated)
Weighted average common shares outstanding	33,713	35,050	33,714	35,837
Unallocated ESOP Shares	(1,085)	(730)	(1,027)	(730)

Total basic weighted average common shares outstanding	32,628	34,320	32,687	35,107
Stock options	220	62	180	44

Total diluted weighted average common shares	32,848	34,382	32,867	35,151

4.            Intangible Assets and Goodwill

The following table presents information about the Company's intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

	September 30, 2002		September 30, 2001
	(Restated)		(Restated)

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(In thousands)
Amortized intangible assets:
Core deposit premium	$7,508	$387	$4,156	$74
Aggregate amortization expense for the nine months ended		$375		$74

Restated estimated amortization expense (in thousands) for the year ending December 31:

2002	$500
2003	500
2004	500
2005	500
2006	500

Goodwill at September 30, 2002 was $34.9 million, a decrease of $289,000 from the December 31, 2001 balance due to the sale of our Kansas branches during the second quarter. There was no impairment to goodwill recorded for the three or nine months ended September 30, 2002.

Goodwill

(In thousands)
Balance at January 1, 2002	$35,184
Goodwill acquired during the period	—
Impairment losses	—
Reduction in goodwill due to sale of branches	(289)

Balance at September 30, 2002	$34,895

As required by SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. The following tables compare results of operations as if no goodwill amortization had been recorded for the three and nine months ended September 30, 2002 and September 30, 2001.

	For the Three Months ended September 30,		For the Nine Months ended September 30,

	2002	2001	2002	2001

	(Restated)		(Restated)
	(In thousands, except per share data)
Reported net earnings:	$7,435	$6,253	$20,532	$17,109
Add back goodwill amortization	—	552	—	1,656

Adjusted net earnings	$7,435	$6,805	$20,532	$18,765

Basic earnings per share:
Reported net earnings	$0.21	$0.18	$0.62	$0.50
Add back goodwill amortization	—	0.02	—	0.05

Adjusted net earnings	$0.21	$0.20	$0.62	$0.55

Diluted earnings per share:
Reported net earnings	$0.21	$0.18	$0.62	$0.50
Add back goodwill amortization	—	0.02	—	0.05

Adjusted net earnings	$0.21	$0.20	$0.62	$0.55

5.    Comprehensive Income

Comprehensive income was $8.7 million and $9.0 million for the three months ended September 30, 2002 and September 30, 2001, respectively. Comprehensive income was $27.0 million and $20.8 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended September 30, 2002 and September 30, 2001, the Company recorded reclassification adjustments of $961,000 and $90,000 associated with gains included in net earnings for the respective periods. During the nine months ended September 30, 2002 and September 30, 2001, the Company recorded reclassification adjustments of $3.1 million and $928,000 associated with gains included in net earnings for the respective periods.

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

8.            Derivative Instruments

In August 2002, the Company entered into three interest rate swap agreements with an aggregate notional amount of $82.5 million. The swaps effectively converted our fixed interest rate obligations under our three outstanding series of trust preferred securities to variable interest rate obligations, decreasing the asset sensitivity of our balance sheet by more closely matching our variable rate assets with variable rate liabilities. Each swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities. Under each of the swaps, the Company pays interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities. The interest rate swaps are derivative financial instruments and have been designated as fair value hedges of the trust preferred securities. Because the critical terms of the interest rate swaps match the terms of the trust preferred securities, the swaps qualify for "short-cut method" accounting treatment under SFAS No. 133.

During the quarter ended September 30, 2002, the Company received net cash flows of $401,000 under these agreements, which was recorded as a reduction of interest expense on the trust preferred securities.

9.     Subsequent Events

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

10.  Legal proceedings

Regional Holding Litigation.

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
  That parallel to their fraud claim in the arbitration proceeding) in December 1999, Defendants fraudulently induced Ives, Murrill and McGannon to renegotiate and amend their employment agreements and promissory notes, seeking damages in excess of $25,000 each plus punitive damages;

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

CUNA Trademark Lawsuit

The Company filed suit against the Credit Union National Association, Inc. ("CUNA") on July 26, 2001, in the United States District Court for the District of Kansas to defend its MORE THAN MONEY service mark. Suit was filed to protect the Company's rights against infringement by CUNA and other infringers. The lawsuit alleges CUNA has infringed the Company's service mark MORE THAN MONEY by using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY in its national brand campaign promoting credit unions throughout the country. The Complaint includes claims for (i) trademark infringement and unfair competition under federal and common law, and (ii) trademark dilution under federal and state law. Several types of relief are requested in the suit, including entry of a permanent injunction prohibiting CUNA and credit unions from using the service mark WHERE PEOPLE ARE WORTH MORE THAN MONEY, an order that CUNA's two registrations for its mark be cancelled, and money damages, including a sum to compensate the Company for corrective advertising. CUNA filed its Answer to the Complaint on September 17, 2001. In March 2002, the Company participated in a court ordered mediation but the parties were unable to reach a resolution. The Company has agreed to revisit the possibility of settlement at a later date following additional discovery. Fact discovery has now closed and expert witness reports on liability issues have been produced by both sides. A summary judgment motion was filed by CUNA and the Company filed its response on July 19, 2002. As of November 14, 2002, the court had not ruled on this motion and the matter was on the January 2003 trial docket of the presiding judge. The Company cannot predict with certainty the outcome of this litigation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three- and nine-month periods ended September 30, 2002. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as the Company's 2001 Annual Report on Form 10-K and the Company's 2002 Annual Report on Form 10-K/A (the "2002 Annual Report"). Results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of results to be attained for any other period.

Summary

Consolidated net earnings for the nine months ended September 30, 2002 was $20.5 million; a $3.4 million increase over the $17.1 million for the first nine months of 2001. Net earnings for the three months ended September 30, 2002 was $7.4 million compared with $6.3 million for the three months ended September 30, 2001. Diluted earnings per share were $0.60 for the first nine months of 2002 compared to $0.50 per share for the first nine months of 2001. Earnings per share were $0.21 for the quarter ended September 30, 2002 compared to $0.18 for the quarter ended September 30, 2001. The return on average assets and equity was 0.84% and 16.09%, respectively, for the nine months ended September 30, 2002 compared to 0.87% and 14.26%, respectively, for the nine months ended September 30, 2001. The return on average assets and equity was 0.87% and 16.74%, respectively, for the three months ended September 30, 2002 compared to 0.86% and 14.64%, respectively, as of September 30, 2001. The stockholders' equity to total assets ratio was 4.97% and 5.46% as of September 30, 2002 and September 30, 2001, respectively. The dividend to net income ratio for the nine months ended September 30, 2002 and September 30, 2001, respectively was 9.85% and 11.91%. The dividend to net income ratio for the three months ended September 30, 2002 and September 30, 2001, respectively was 9.08% and 11.21%.

Recent Events and Restatement

As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000. The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin 99. We also filed amended Form 10-Qs with respect to the first two quarters of 2002 to reflect the restatement of the financial information for such periods. The consolidated financial statements included elsewhere in this report restate our financial statements for the three and nine months ended September 30, 2002 and September 30, 2001. Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 and 2000.

The restatement principally related to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The transactions were discovered by an internal investigation conducted by our Audit Committee, with assistance from its independent legal counsel and forensic accountants. For a detailed discussion of the internal investigation and the discovered transactions, see "Item 13 — Certain Relationships and Related Transactions" in the 2002 Annual Report.

The effect of the restatement (as described in Note 2 "Restatement and Impact on Earnings" of the consolidated financial statements) is as follows for the periods presented below:

	Restatements to Net Earnings as Previously Reported

	Pre-Tax	Tax Effect	After Tax	% Change to Reported

	(Dollars in thousands)
Three Months Ended September 30:
2002	(254)	184	(70)	(0.93%)
2001	(39)	132	93	1.51%
Nine Months Ended September 30:
2002	(642)	550	(92)	(0.45%)
2001	(1,494)	396	(1,098)	(6.03%)

The impact of these amounts (as described in Note 2 "Restatement and Impact on Earnings" to the consolidated financial statements) to reported basic and diluted earnings (loss) per share is as follows:

	Basic Earnings Per Share		Diluted Earnings Per Share

	As reported	As restated	As reported	As restated

Three Months Ended September 30:
2002	$0.22	$0.21	$0.22	$0.21
2001	$0.18	$0.18	$0.18	$0.18

Nine Months Ended September 30:
2002	$0.61	$0.60	$0.61	$0.60
2001	$0.51	$0.50	$0.51	$0.50

Results of Operations

Net Interest Income

Total interest income for the nine months ended September 30, 2002 was $148.9 million compared to $154.8 million for the nine months ended September 30, 2001, or a decrease of $5.9 million. This decrease resulted from a $4.6 million decrease in loan interest and a $1.7 million decrease in other interest income, partially offset by a $363,000 increase in investment security interest. Total interest income for the three months ended September 30, 2002 was $51.0 million compared with $50.7 million for the three months ended September 30, 2001, resulting in a $230,000 increase. The increase was primarily the result of a $1.5 million increase in loan interest income partially offset by a $1.3 million decrease in investment securities interest income. Average loans increased to $2.5 billion for the three months ended September 30, 2002 compared to $2.0 billion for the three months ended September 30, 2001 or a 24.5% increase. Average loans increased to $2.4 billion for the nine months ended September 30, 2002 compared to $2.0 billion for the nine months ended September 30, 2001 or a 21.6% increase. This increase in loan volume was also accompanied by a decrease on our net yield on interest earning assets from 7.73% for the three months ended September 30, 2001 to 6.80% for the three months ended September 30, 2002 on a tax equivalent basis. For the nine months ended September 30, 2002, our yield on interest earning assets, on a tax equivalent basis decreased from 8.22% to 6.67%.

Average earning assets were $3.0 billion for the nine months ended September 30, 2002 compared with $2.6 billion for the first nine months of 2001. Average earning assets were $3.2 billion for the three months ended September 30, 2002 compared with $2.7 billion for the three months ended September 30, 2001.

Total interest expense for the nine months ended September 30, 2002 was $73.3 million compared to $90.2 million for the nine months ended September 30, 2001. Total interest expense for the three months ended September 30, 2002 was $24.8 million compared to $29.9 million for the three months ended September 30, 2001, resulting in a decrease of $5.1 million, or 17.1%. The decrease was the result of a $4.3 million decrease in interest on deposits and a $801,000 decrease in interest expense on other borrowings. For the three months ended September 30, 2002, the Company's average cost of funds was 3.36%, a decrease from 4.81% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the Company's average cost of funds was 3.49%, a decrease from 5.00% for the three months ended September 30, 2001. The decrease in the average cost of funds primarily relates to the reduced rates paid on deposits.

Net interest income was $75.6 million for the nine months ended September 30, 2002 compared with $64.6 million for the nine months ended September 30, 2001. Net interest income was $26.2 million for the three months ended September 30, 2002, compared to $20.9 million for the same period in 2001; an increase of 25.5%. The Company's net interest margin decreased from 3.50% for the nine months ended September 30, 2001 to 3.41% for the nine months ended September 30, 2002 on a tax equivalent basis. Net interest margin increased from 3.25% for the three months ended September 30, 2001 to 3.36% for the three months ended September 30, 2002 on a tax equivalent basis. The increase in net interest income and net interest margin was the result of a significant increase in loans during the periods and the repricing of bank deposits at lower interest rates. For the three months ended September 30, 2002, average interest bearing liabilities increased $470.0 million compared to an increase of $500.0 million in average interest earning assets. The difference between the decrease in average interest bearing liabilities and the increase in average assets is due to an increase in non-interest bearing deposits for the quarter.

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

The allowance for loan losses totaled $29.6 million and $26.1 million at September 30, 2002 and December 31, 2001, respectively, and represented 1.19% and 1.21% of total loans at each date. The provision for loan losses for the nine months ended September 30, 2002 was $13.1 million compared to $9.6 million for the nine months ended September 30, 2001. Contributions to the allowance for loan loss increased by $3.5 million in support of current non-performing loans as well as significant new loan growth generated during the first nine months of 2002. Net charge-offs for the nine months ended September 30, 2002 were $9.6 million compared to $10.5 million for the nine months ended September 30, 2001. The provision for loan losses for the three months ended September 30, 2002 was $3.2 million compared to $5.2 million for the three months ended September 30, 2001. Net charge-offs for the three months ended September 30, 2002 were $4.0 million compared to $4.1 million for the three months ended September 30, 2001. Management has continued to review the loan portfolios of the banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

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

The Company considers non-performing assets to include all non-accrual loans, other loans past due 90 days or more as to principal and interest and still accruing, other real estate owned and repossessed assets. Total non-performing loans were $18.2 million and $23.0 million at September 30, 2002 and December 31, 2001, respectively. The $4.8 million reduction in non-performing loans can generally be attributed to the collection of a real estate secured credit of $1.5 million and the renewal of a second credit in the amount of $1.165 million enhanced with State of Kansas guarantees. Total non-performing loans were 0.72% and 1.06% of gross loans at September 30, 2002 and December 31, 2001, respectively. Total non-performing assets were $25.2 million and $32.5 million at September 30, 2002 and December 31, 2001, respectively. The improvement of non-performing assets of $6.3 million can be generally attributed to the above enhanced credits and the sale of two commercial real estate properties valued at $2.2 million as of 12/31/01. Total non-performing assets were 0.55% and 0.91% of total assets at September 30, 2002 and December 31, 2001, respectively.

Other Income

Other income for the nine months ended September 30, 2002 was $46.5 million compared to $37.4 million for the first nine months of 2001. The increase of $9.1 million resulted from an increase of $1.4 million in service fees, which were primarily from fee income on investments of the Company, a $880,000 decrease in investment trading fees and commissions due to decreased trading activity at Gold Capital Management, an increase of $3.5 million in net securities gains from the sale of stock in an equity investment, a $6.2 million increase in sales from information technology services which resulted in sales from the acquisition of IPI in mid 2001, and a $1.1 million decrease in other income.

For the three months ended September 30, 2002, other income was $15.8 million compared to $17.5 million for the three months ended September 30, 2001. This equated to a decrease of $1.7 million, or 9.7%. The net decrease resulted from a decrease in service fees of $1.6 million compared with the third quarter of 2001, and a $424,000 decline in investment trading fees and commissions. This partially was offset by an increase in sales from information technology sales, which increased from $4.6 million in the third quarter of 2001 to $5.1 million in the third quarter of 2002. This increase was the result of increased sales revenue derived from Information Products, Inc., which was acquired in the second quarter of 2001. Net securities gains from securities sales increased $1.3 million. Other income decreased from $4.8 million to $2.8 million from the third quarter of 2001 to the third quarter of 2002.

During the second quarter of 2002, the Company recorded a gain of $2.4 million on the sale of five branch locations in rural Kansas. The Company sold these branch locations in order to focus its efforts on branches located in metropolitan areas. The Company did not record any restructuring or exit costs related to this transaction.

Other Expense

For the first nine months of 2002, other expense was $81.0 million compared to $68.3 million for the same period of 2001. Salaries and employee benefits increased from $33.5 million in the first nine months of 2001 to $38.7 million in the first nine months of 2002, or an increase of $5.1 million. Adding additional branch locations and expansion of our current operations caused this increase. Goodwill expense was $1.7 million during the first nine months of 2001, which was reduced to zero in 2002 due to the adoption of a new accounting standard. Losses resulting from misapplication of bank funds decreased $912,000 from the nine month period ended September 30, 2001 due to the Company recording as expense in 2001 a $900,000 check that was intended to be deposited into the Company’s account, which was diverted into the personal account of Mr. Mike Gullion, former Chief Executive Officer of the Company. A $4.8 million increase resulted from the cost of sales component for hardware and software sold by CompuNet. This directly relates to the $6.2 million increase in information technology sales described above in the Other Income section. The remaining expenses classified as other expense increased from $18.7 million to $22.5 million. This increase of $4.4 million was derived from a $1.9 million increase in software and data processing expense caused by adding locations and conversion to one data processing platform for our loan and deposit processing for our Kansas and Florida banks, a $585,000 increase in advertising and marketing costs, a $1.5 million increase in legal costs mainly relating to trademark litigation, and an increase of $1.7 million in other miscellaneous expenses due to consulting and other miscellaneous costs.

Other expense for the three months ended September 30, 2002 was $28.8 million, compared to $26.3 million for the three months ended September 30, 2001. This is an increase of $2.5 million, or 9.5%. Salaries and employee benefits increased $1.9 million, cost of sales for information technology sales increased $631,000, net occupancy expenses increased $244,000, depreciation expenses increased $283,000, goodwill amortization decreased $407,000, and other miscellaneous expenses decreased $3,000 in comparing the quarter ended September 30, 2002 with the quarter ended September 30, 2001.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2002 was $7.4 million compared to $6.2 million for the nine months ended September 30, 2001. The effective tax rate was 26.6% and 26.5% for each period, respectively. Income tax expense for the three months ended September 30, 2002 and 2001 was $2.7 million and $638,000, respectively. The effective tax rate for each time period was 26.3% and 9.3%, respectively. Tax expense for the third quarter of 2001 was reduced due to the effect of the recording of the $4.5 million arbitration award as nontaxable income during the third quarter of 2001.

The Company's effective tax rate is less than the statutory federal rate of 35% due primarily to municipal interest income and income generated from the Company's investment in bank owned life insurance, as well as the recording of the arbitration award described above.

Financial Condition

From December 31, 2001 to September 30, 2002, total assets grew from $3.0 billion to $3.6 billion. Net loans increased from $2.1 billion to $2.5 billion during this same period. Investment securities were $835.6 million at September 30, 2002, compared to $588.8 million at December 31, 2001; an increase of $246.8 million or 41.9%. Mortgage loans held for sale increased from $11.3 million at December 31, 2001 to $23.4 million at September 30, 2002. Net premises and equipment increased from $57.7 million to $74.8 million. Cash surrender value of BOLI life insurance increased from $53.0 million to $55.7 million. Total liabilities increased from $2.9 billion to $3.5 billion. Deposits increased from $2.2 billion to $2.7 billion, from December, 2001 to September, 2002. Securities sold under agreements to repurchase increased from $103.7 million to $171.8 million. Total long and short-term borrowings increased $47.6 million, or 8.6%, from December 31, 2001. Accrued interest and other liabilities increased from $23.8 million to $33.2 million.

During the first nine months of 2002, loans increased $350.6 million, or 16%, over balances at December 31, 2001. The increase was the result of increased loan activity. Mortgage loans held for sale increased $12.0 million over the balance at December 31, 2001. The increase was due to an increase in fixed rate single-family mortgage loans originated during the nine-month period ended September 30, 2002.

Investment securities at September 30, 2002, increased $246.9 million compared to the balance at December 31, 2001. Most of the increase resulted from higher investments in mortgage-backed securities. The growth in investment securities since December 31, 2001, occurred mainly from the investment of $147.0 million, in proceeds received from the Encore Bank branch acquisition. The total investment securities portfolio amounted to $835.6 million at September 30, 2002, and was comprised mainly of U.S. government and agencies (25.0%), mortgage-backed (43.0%), and other asset-backed (32.0%) investment securities.

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

Compared to 2001 year-end balances, borrowings at September 30, 2002, increased $47.6 million. The Company's short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings rose $38.1 million during the first nine months of 2002 to a balance of $172.7 million at September 30, 2002. Long term borrowings, consisting mainly of FHLB borrowings and other long term borrowings from LaSalle Bank, increased $9.5 million to $425.6 million outstanding at September 30, 2002.

Contractual Obligations and Commercial Commitments

The following table presents the Company's contractual cash obligations, defined as operating lease obligations, principal and interest payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of September 30, 2002 for the periods indicated.

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

___________

(1)  For floating interest rate obligations, based upon interest rate in effect on September 30, 2002.

Liquidity and Capital Resources

Liquidity defines the ability of the Company and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. The Banks also have established a credit facility with the FHLB, under which they are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. The Company's liquidity needs and funding are provided through non-affiliated bank borrowings, cash dividends and tax payments from its subsidiary Banks. The Company has a $25 million line of credit with a correspondent bank with $23.0 million in outstanding borrowings at September 30, 2002, of which $21.0 million was subsequently repaid in October 2002 with the proceeds from a public offering of 5.75 million shares of common stock that closed in October 2002. The remaining $2.0 million will be repaid in November when the loans mature. Total loans increased $350.6 million compared to December 31, 2001, while total deposits increased $558.6 million compared to the same period. The majority of the Company's deposits consist of time deposits which mature in less than one year. If the Company is unsuccessful in rolling over these deposits, then the Company will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

Cash and cash equivalents and investment securities totaled $935.2 million, or 25.6%, of total assets at September 30, 2002 compared to $662.2 million, or 22.0%, at December 31, 2001. Cash provided by operating activities for the nine months ended September 30, 2002 was $45.2 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $466.6 million, consisting of an increase in loans of $351.7 million and the purchase of fixed assets of $25.0 million, the purchase of held to maturity securities of $59.2 million, and the net increase in available for sale securities of $177.4 million. Cash provided by financing activities was $447.1 million, consisting primarily of an increase in deposits of $409.0 million and of an increase in net borrowings of $41.4 million.

The Company and its subsidiaries actively monitor their compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be "well capitalized" a company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be at least 10.0%, 6.0% and 5.0% respectively. The Company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at September 30, 2002 were 10.05%, 7.00% and 5.65%, respectively. These same ratios at December 31, 2001 were 11.35%, 7.76% and 6.20%, respectively. Total loans increased $350.6 million compared to December 31, 2001 while total deposits increased $558.6 million compared to the same period. Even with this increase in the balance sheet, the Company's ratios exceed the necessary levels to be considered well capitalized. The principal source of funds at the holding company level is dividends from the Banks. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At September 30, 2002, the subsidiary banks could pay $35.6 million in dividends to the holding company and still remain well capitalized. Management believes funds generated from the dividends from its subsidiaries and its existing line of credit will be sufficient to meet its current cash requirements. However, if the Company continues at its current rate of internal growth, the Company will need to raise additional equity to remain "well capitalized" in addition to the October 2002 offering.

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

BOLI Policies

The Company's Bank subsidiaries have purchased bank-owned life insurance ("BOLI") policies with death benefits payable to the Banks on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank's aggregate investment in BOLI to 25% of the bank's capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the Bank's capital and surplus. All of the Banks' BOLI investments comply with federal guidelines. As of September 30, 2002, Gold Bank-Kansas had $28.4 million of BOLI (equal to 18.2% of its capital and surplus), Gold Bank-Oklahoma had $16.3 million of BOLI (equal to 20.4% of its capital and surplus) and Gold Bank-Florida had $10.9 million of BOLI (equal to 23.2% of its capital and surplus). The Banks monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. The Company believes that these BOLI investments will not have any significant impact on the capital or liquidity of the banks subsidiaries.

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

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. The Company depends primarily on dividends it receives from its subsidiaries, which may be limited by statute and regulations, and its cash and liquid investments, to pay dividends on the Company's common stock and to pay its operating expenses. In addition, the Company currently had an aggregate outstanding amount of $111.7 million in subordinated debt and trust preferred securities, as compared to total equity of $181.3 million outstanding as of September 30, 2002. As of September 30, 2002, the Company's annual interest payments due on these borrowings were approximately $9.3 million. The Company is also dependent on dividends from its bank subsidiaries to service these borrowings, and ultimately for principal repayment at maturity, as well as to service the Company's line of credit.

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

ITEM 4: CONTROLS AND PROCEDURES

Within the 90-day period prior to the initial filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that the design and operation of these disclosure controls and procedures were effective.

As described in more detail under "Item 13 — Certain Relationships and Related Transactions" in our 2002 Annual Report, during the fourth quarter of 2002 and the first quarter of 2003, we learned of instances of circumvention of certain internal controls that had been occurring since at least 2000 related to improper conduct by Michael W. Gullion, our former Chief Executive Officer and Chairman of the Board, and by Steven Rector, the former cashier of Gold Bank-Kansas. As disclosed in "Item 14 — Controls and Procedures" in our 2002 Annual Report, we have taken a number of actions to improve our disclosure controls and procedures and internal control over financial reporting.

In connection with the filing of this amended report on Form 10-Q/A, a subsequent evaluation, as of the end of the period covered by this report, was carried out under the supervision and with the participation of our management, including our current Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures, as amended by the recent actions taken by our Board of Directors and Audit Committee to improve such controls and procedures as described above, were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2002 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*10.46
ISDA Master Agreement (Multi-currency — Cross Border), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the Schedule to the ISDA Master Agreement. (Previously filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002 as of and for the period ended September 30, 2002 and the same is incorporated herein by reference.)

*10.47
ISDA Credit Support Annex (Bilateral Form), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the paragraph 13 attachment thereto. (Previously filed as Exhibit 10.47 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002 as of and for the period ended September 30, 2002 and the same is incorporated herein by reference.)

*10.48
Amended Confirmation, dated August 28, 2002, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 28,750,000 and a termination date of December 31, 2027. (Previously filed as Exhibit 10.48 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002 as of and for the period ended September 30, 2002 and the same is incorporated herein by reference.)

*10.49
Amended Confirmation, dated August 28, 2002, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 37,550,000 and a termination date of June 30, 2029. (Previously filed as Exhibit 10.49 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002 as of and for the period ended September 30, 2002 and the same is incorporated herein by reference.)

*10.50
ISDA Master Agreement (Multi-currency — Cross Border), dated August 14, 2002, between Citibank, N.A. and GBC Florida, Inc., including the Schedule to the ISDA Master Agreement. (Previously filed as Exhibit 10.50 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002 as of and for the period ended September 30, 2002 and the same is incorporated herein by reference.)

*10.51
ISDA Credit Support Annex (Bilateral Form), dated August 14, 2002, between Citibank, N.A. and GBC Florida, Inc., including the paragraph 13 attachment thereto. (Previously filed as Exhibit 10.51 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002 as of and for the period ended September 30, 2002 and the same is incorporated herein by reference.)

*10.52
Amended Confirmation, dated August 28, 2002, from Citibank, N.A. to GBC Florida, Inc., relating to an interest rate swap transaction with a notional amount of USD 16,249,470 and a termination date of December 31, 2027. (Previously filed as Exhibit 10.52 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002 as of and for the period ended September 30, 2002 and the same is incorporated herein by reference.)

31.1
Certification of Chief Executive Officer of Gold Banc Corporation, Inc., dated November 13, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2
Certification of Chief Financial Officer of Gold Banc Corporation, Inc., dated November 13, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1
Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated November 13, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Amendment No.1 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

31

32.2
Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated November 13, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Amendment No.1 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

___________
*  incorporated by reference.

(b)  Reports on Form 8-K

The Company filed the following Current Report on Form 8-K during the third quarter of 2002:

(1)  Form 8-K, dated August 13, 2002, filed with the Securities and Exchange Commission on August 14, 2002, reporting under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Banc Corporation, Inc.

By:	/s/ Rick J. Tremblay

Rick J. Tremblay Executive Vice President and Chief Financial Officer

Date: November 13, 2003

(Authorized officer and principal financial officer of the registrant)

33