Form 10-Q
period 2003-09-30
GOLD BANC CORP INC
filed 2003-11-14
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _____ to _____

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at November 3, 2003

Common Stock, $1.00 par value	39,445,547

GOLD BANC CORPORATION, INC.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2003

		Page

PART I	FINANCIAL INFORMATION	1

ITEM 1:	FINANCIAL STATEMENTS	1

	CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (UNAUDITED)	1

	CONSOLIDATED STATEMENTS OF EARNINGS—THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002 (RESTATED)(UNAUDITED)	2

	CONSOLIDATED STATEMENTS OF EARNINGS— NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002 (RESTATED)(UNAUDITED)	3

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, AND SEPTEMBER 30, 2002 (RESTATED) (UNAUDITED)	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002 (RESTATED)(UNAUDITED)	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4:	CONTROLS AND PROCEDURES	27

PART II	OTHER INFORMATION	29

ITEM 1:	LEGAL PROCEEDINGS	29

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS	29

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS	29

ITEM 5:	OTHER INFORMATION	29

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	29

	SIGNATURES	32

i

PART I FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2003	December 31, 2002

Assets

Cash and due from banks	$79,946	$96,215
Federal funds sold and interest-bearing deposits	8,945	193

Total cash and cash equivalents	88,891	96,408

Investment securities:
Held-to-maturity	146,647	201,563
Available-for-sale	819,300	531,037
Trading	4,199	3,485

Total investment securities	970,146	736,085

Mortgage loans held for sale, net	13,552	25,134
Loans, net	2,887,498	2,705,217
Allowance for loan losses	(34,438)	(33,439)
Premises and equipment, net	65,025	69,587
Goodwill, net	34,798	35,643
Intangible assets, net	6,274	6,835
Cash surrender value of bank owned life insurance	79,466	56,501
Accrued interest and other assets	47,570	113,752

Total assets	$4,158,782	$3,811,723

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$2,908,451	$2,716,569
Securities sold under agreements to repurchase	150,483	153,595
Federal funds purchased and other short-term borrowings	30,680	25,658
Subordinated debt and guaranteed preferred beneficial interests in Company’s debentures	112,606	113,137
Long-term borrowings	691,965	548,848
Accrued interest and other liabilities	23,280	26,142

Total liabilities	3,917,465	3,583,949

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	-	-
Common stock, $1.00 par value; 50,000,000 shares authorized 44,270,122 issued at September 30, 2003 and 44,188,384 issued at December 31, 2002	44,270	44,188
Additional paid-in capital	118,681	118,257
Retained earnings	126,065	107,392
Accumulated other comprehensive income (loss), net	(1,267)	3,489
Unearned compensation	(12,143)	(12,432)

	275,606	260,894
Less treasury stock - 4,824,575 shares at September 30, 2003
and 4,721,510 shares at December 31, 2002	(34,289)	(33,120)

Total stockholders' equity	241,317	227,774

Total liabilities and stockholders' equity	$4,158,782	$3,811,723

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2003 and 2002
(In thousands, except per share data)

	September 30, 2003	September 30 2002

		(Restated)
Interest Income:
Loans, including fees	$44,841	$41,947
Investment securities	8,287	8,319
Other	451	688

	53,579	50,954

Interest Expense:
Deposits	14,466	16,603
Borrowings and other	8,161	8,172

	22,627	24,775

Net interest income	30,952	26,179

Provision for loan losses	3,034	3,165

Net interest income after provision for loan losses	27,918	23,014

Other income:
Service fees	4,571	4,334
Investment trading fees and commissions	1,102	1,397
Net gains on sale of mortgage loans	761	716
Net securities gains	199	1,479
Gain on sale of branch facilities	1,828	-
Information technology services	1,087	5,085
Bank-owned life insurance	1,024	785
Other	1,343	2,044

	11,915	15,840

Other expense:
Salaries and employee benefits	14,857	13,419
Net occupancy expense	2,033	1,578
Depreciation expense	1,703	1,628
Core deposit intangible amortization	188	125
Goodwill impairment	845	-
Losses and expenses (recoveries) resulting from misapplication of bank funds	(1,818)	-
Information technology services	1,181	3,635
Other	9,186	8,378

	28,175	28,763

Earnings before income tax	11,658	10,091

Income tax expense	3,442	2,656

Net earnings	$8,216	$7,435

Net earnings per share-basic and diluted	$0.22	$0.21

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2003 and 2002
(In thousands, except per share data)

	September 30, 2003	September 30 2002

		(Restated)
Interest Income:
Loans, including fees	$130,544	$121,890
Investment securities	27,817	25,281
Other	1,451	1,715

	159,812	148,886

Interest Expense:
Deposits	45,224	48,069
Borrowings and other	24,703	25,244

	69,927	73,313

Net interest income	89,885	75,573

Provision for loan losses	9,609	13,120

Net interest income after provision for loan losses	80,276	62,453

Other income:
Service fees	13,122	12,854
Investment trading fees and commissions	3,992	3,965
Net gains on sale of mortgage loans	2,278	1,554
Net securities gains	1,172	4,905
Gain on sale of branch facilities	3,007	2,381
Information technology services	6,720	14,680
Bank-owned life insurance	2,983	2,365
Other	3,469	3,834

	36,743	46,538

Other expense:
Salaries and employee benefits	44,005	38,696
Net occupancy expense	5,832	4,594
Depreciation expense	5,166	4,674
Core deposit intangible amortization	563	375
Goodwill impairment	845	-
Losses and expenses (recoveries) resulting from misapplication of bank funds	(668)	103
Information technology services	5,064	10,123
Other	25,404	22,471

	86,211	81,036

Earnings before income tax	30,808	27,955

Income tax expense	8,598	7,423

Net earnings	$22,210	$20,532

Net earnings per share-basic	$0.59	$0.60

Net earnings per share-diluted	$0.58	$0.60

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2003, and September 30, 2002 (Restated)
(Dollars in thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Unearned	Treasury
	Stock	Stock	Capital	Earnings	Income (loss)	Compensation	Stock	Total

Balance at December 31, 2001	$-	38,352	76,584	83,987	(8)	(3,440)	(30,935)	$164,540
Net earnings for the nine months ended September 30, 2002	-	-	-	20,532	-	-	-	20,532
Change in unrealized gain on available for-sale securities	-	-	-	-	6,456	-	-	6,456

Total comprehensive income for the nine months ended September 30, 2002	-	-	-	20,532	6,456	-	-	27,080
Exercise of 83,445 stock options	-	84	172	-	-	-	-	256
Purchase of 304,500 shares of treasury stock	-	-	-	-	-	-	(2,185)	(2,185)
Increase in unearned compensation	-	-	-	-	-	(6,243)	-	(6,243)
Dividends paid ($0.06 per common share)	-	-	-	(2,023)	-	-	-	(2,023)

Balance at September 30, 2002	$-	38,436	76,756	102,496	6,448	(9,683)	(33,120)	$181,333

Balance at December 31, 2002	$-	44,188	118,257	107,392	3,489	(12,432)	(33,120)	$227,774
Net earnings for the nine months ended September 30, 2003	-	-	-	22,210	-	-	-	22,210
Change in unrealized gain on available for-sale securities	-	-	-	-	(4,756)	-	-	(4,756)

Total comprehensive income for the nine months ended September 30, 2003	-	-	-	22,210	(4,756)	-	-	17,454
Exercise of 81,738 stock options	-	82	424	-	-	-	-	506
Decrease in unearned compensation	-	-	-	-	-	289	-	289
Acquisition of 583,065 shares of treasury stock through restitution agreement	-	-	-	-	-	-	(6,300)	(6,300)
Purchase of 50,000 shares of treasury stock	-	-	-	-	-	-	(596)	(596)
Sale of 530,000 shares of treasury stock	-	-	-	-	-	-	5,727	5,727
Dividends paid ($0.09 per common share)	-	-	-	(3,537)	-	-	-	(3,537)

Balance at September 30, 2003	$-	44,270	118,681	126,065	(1,267)	(12,143)	(34,289)	$241,317

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(In thousands)
(unaudited)

	September 30, 2003	September 30, 2002

		(Restated)
Cash flows from operating activities:
Net earnings	$22,210	$20,532
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	9,609	13,120
Allocation of ESOP Shares	289	-
Recovery from restitution agreement	(2,300)	-
Gains on sales of securities	(1,172)	(4,905)
Gain on sale of branches.	(3,007)	(2,381)
Amortization of investment securities premiums, net of accretion	4,963	590
Depreciation	5,166	4,674
Amortization of intangible assets	561	375
Gain on sale of mortgage loans held for sale	(2,278)	(1,554)
Goodwill impairment	845	-
Increase in cash surrender value of bank owned life insurance	(2,965)	(2,365)
Net (increase) decrease in trading securities	(714)	4,035
Proceeds from sale of loans held for sale	175,346	51,297
Origination of loans held for sale, net of repayments	(161,486)	(61,760)
Other changes:
Accrued interest receivable and other assets	65,688	14,997
Accrued interest payable and other liabilities	(897)	5,735

Net cash provided by operating activities	$109,858	$42,853

Cash flows from investing activities:
Net increase in loans	$(211,404)	$(351,706)
Purchase of note receivable	(4,000)	-
Principal collections and proceeds from sales and maturities of available-for-sale securities	393,092	597,285
Purchases of available-for-sale securities	(689,811)	(774,655)
Principal collections and proceeds from sales and maturities of held- to-maturity securities	55,905	-
Purchases of held-to-maturity securities	(3,062)	(59,183)
Purchase of bank owned life insurance policy	(20,000)	-
Net additions to premises and equipment	(2,980)	(24,967)
Cash received in purchase acquisitions, net of cash paid	(65,785)	149,014

Net cash used in investing activities	$(548,045)	$(464,212)

Cash flows from financing activities:
Increase in deposits	$283,543	$409,705
Net increase in short-term borrowings	1,910	38,100
Proceeds from FHLB & long-term borrowings	143,117	3,206
Proceeds from issuance of common stock	506	256
Purchase of treasury stock	(596)	(2,185)
Proceeds from sale of treasury shares	5,727	-
Dividends paid	(3,537)	(2,023)

Net cash provided by financing activities	430,670	447,113

Increase (decrease) in cash and cash equivalents	(7,517)	25,754
Cash and cash equivalents, beginning of period	96,408	73,773

Cash and cash equivalents, end of period	$88,891	$99,527

Supplemental disclosure of cash flow information:
Cash paid for interest	$72,562	$71,975
Cash paid for income taxes	9,255	3,359

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

The consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position and results of our operations and cash flows for those periods. The consolidated statements of earnings for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

2.             Restatement and Impact on Earnings

As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000. The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin 99. We also filed amended Form 10-Qs with respect to the first three quarters of 2002 to reflect the restatement of the financial information presented therein. Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 or 2000. The accompanying consolidated financial information for the three and nine months ended September 30, 2002 are also restated for the effect of the adjustments described above.

The restatement principally related to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The transactions were discovered by an internal investigation conducted by our Audit Committee, with assistance from its independent legal counsel and forensic accountants. For a detailed discussion of the internal investigation and the transactions discovered therefrom, see "Item 13 — Certain Relationships and Related Transactions" in the 2002 Annual Report.

The effect of the restatement is as follows:

	Restatements to Net Earnings as Previously Reported

	Pre-Tax	Tax Effect	After Tax	% Change to Reported

	(Dollars in thousands)
Three Months Ended September 30, 2002	$(254)	$184	$(70)	(0.93%)

Nine Months Ended September 30, 2002	$(642)	$550	$(92)	(0.45%)

The impact of these amounts is as follows:

	Basic Earnings Per Share		Diluted Earnings Per Share

	As reported	As restated	As reported	As restated

Three Months Ended September 30, 2002	$0.22	$0.21	$0.22	$0.21

Nine Months Ended September 30, 2002	$0.61	$0.60	$0.61	$0.60

3.             Earnings per Common Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. Employee stock options are our only potential common share equivalent.

The shares used in the calculation of basic and diluted income per share for the three and nine months ended September 30, 2003 and September 30, 2002 are shown below (in thousands):

	For the three months ended September 30		For the nine months ended September 30

	2003	2002	2003	2002

		(Restated)		(Restated)
Weighted average common shares outstanding	39,136	33,713	39,369	35,837
Unallocated ESOP Shares	(1,534)	(1,085)	(1,499)	(730)

Total basic average common shares outstanding	37,602	32,628	37,870	35,151
Stock options	224	220	179	44

Total diluted weighted average common shares outstanding	37,826	32,848	38,049	35,107

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

	For the three months ended
	September 30, 2003	September 30, 2002

		(Restated)
Net earnings as reported	$8,216	$7,435
Deduct: Total stock based employee compensation expense determined under fair valued based method for all awards, net of related tax effects	107	75

Pro forma net earnings	$8,109	$7,360

Earnings per share:
Basic-as reported	$0.22	$0.21
Basic-pro forma	0.22	0.21
Diluted-as reported	0.22	0.21
Diluted-pro forma	0.21	0.21

	For the nine months ended
	September 30, 2003	September 30, 2002

Net earnings as reported	$22,210	$20,532
Deduct: Total stock based employee compensation expense determined under fair valued based method for all awards, net of related tax effects	289	225

Pro forma net earnings	$21,921	$20,307

Earnings per share:
Basic-as reported	$0.59	$0.60
Basic-pro forma	0.58	0.60
Diluted-as reported	0.58	0.60
Diluted-pro forma	0.58	0.60

4.             Intangible Assets and Goodwill

The following table presents information about our intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

	September 30, 2003		September 30, 2002

			(Restated)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(In thousands)

Amortized intangible assets:
Core deposit premium	$7,508	$1,234	$7,508	$387
Aggregate amortization expense for the nine months ended		$563		$375

Estimated amortization expense (in thousands) for the years ending December 31:

2003	$751
2004	$751
2005	$751
2006	$751
2007	$751

Goodwill at September 30, 2003 was $34.8 million, which is $845,000 less than the amount at December 31, 2002. There was no impairment to goodwill recorded for the three or six months ended June 30, 2003. An impairment of $845,000 was recorded in the third quarter of 2003, which was directly related to the operations of CompuNet Engineering.

During 2002 and the first nine months of 2003, CompuNet Engineering did not comply with certain Federal Reserve regulations regarding the sources of its revenue. Management has determined that it is not possible to comply these regulations and maintain CompuNet Engineering as a viable entity. Management is currently seeking to sell our interest in CompuNet Engineering. In the event that CompuNet Engineering is sold for less than the carrying value of its associated assets and goodwill, we will be required to record a loss on the sale. The remaining goodwill associated with CompuNet Engineering was $3.7 million at September 30, 2003.

5.            Comprehensive Income

Comprehensive income was $1.5 million and $8.7 million for the three months ended September 30, 2003 and September 30, 2002, respectively. Comprehensive income was $17.4 million and $27.0 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended September 30, 2003 and September 30, 2002, we recorded reclassification adjustments of $129,000 and $961,000, respectively, associated with gains and losses included in net earnings for such periods. During the nine months ended September 30, 2003 and September 30, 2002, we recorded reclassification adjustments of $762,000 and $3.1 million, respectively, associated with gains included in net earnings for such periods.

6.            Mergers, Acquisitions, Dispositions and Consolidations

Sale of Guymon Branch. On December 24, 2002, Gold Bank-Oklahoma entered into an agreement for the sale of its Guymon, Oklahoma branch location to City National Bank and Trust Company of Guymon, Oklahoma. The deposits and loans of this branch were approximately $36 million and $5.5 million, respectively, at the closing date. The sale of this branch closed on April 11, 2003, following receipt of regulatory approvals. In connection with the sale of the Guymon branch location, we recorded a gain of approximately $839 thousand. We believe the sale of this branch will not have a significant impact on our capital and liquidity or operations.

Sale of Wakita & Helena Branches. On March 4, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its Helena and Wakita, Oklahoma branch locations to Farmers Exchange Bank of Cherokee, Oklahoma. The aggregate deposits and loans of these Gold Bank-Oklahoma branches were approximately $17 million and $3 million, respectively, at the closing date. The sale of these branches closed on May 30, 2003 upon receipt of regulatory approvals. In connection with the sale of these branches, we recorded a gain of approximately $334 thousand. We believe the sale of these branches will not have a significant impact on our capital and liquidity or operations.

Sale of LaCgyne and Pleasanton Branches. On June 10, 2003, Gold Bank-Kansas entered into an agreement for the sale of its LaCgyne and Pleasanton, Kansas branch locations to Labette Bank. The aggregate deposits and loans of these Gold Bank-Kansas branches were approximately $38 million and $15 million, respectively, at the closing date. The sale of these branches closed on August 15, 2003 upon receipt of regulatory approvals. In connection with the sale of these branches, we recorded a gain of approximately $1.8 million. We believe the sale of these branches will not have a significant impact on our capital and liquidity or operations.

Consolidation of Gold Bank-Kansas and Gold Bank-Oklahoma. On August 11, 2003, Gold Bank-Kansas filed an application with the Federal Reserve Bank of Kansas City (the "FRB-KC") and the Kansas Office of the State Bank Commissioner (the "OSBC") to merge Gold Bank-Oklahoma and Gold Bank-Kansas with Gold Bank-Kansas being the surviving entity. In October 2003, Gold Bank-Kansas received approval of its application and expects the merger to be consummated on or before January 6, 2004. Gold Bank-Kansas expects to realize approximately $1.3 million in annual cost savings as a result of the merger due to a more efficient workforce and standardization of products and operating procedures. In addition, the merger will allow Gold Bank-Kansas to consolidate its efforts for future growth of its Midwestern franchises under one unified banking organization.

Sale of Gold Bank-Kansas and Gold Bank-Oklahoma branches.  On September 16, 2003, we announced that we had entered into agreements for the sale of seven Gold Bank-Kansas branches and two Gold Bank-Oklahoma branches. The sale of these branches is part of an effort by us to focus on higher-growth metropolitan areas. An employee-investor group led by Leonard Wolfe, the regional Gold Bank-Kansas president in Marysville, Kansas, will be the purchaser of the Gold Bank-Kansas branches. BancFirst of Oklahoma City will be the purchaser of the two Gold Bank-Oklahoma branches. As of September 30, 2003, the deposits and loans of the seven Gold Bank-Kansas branches were approximately $330 million and $200 million, respectively. The deposits and loans of the two Gold Bank-Oklahoma branches were approximately $45 million and $20 million, respectively, as of September 30, 2003. We expect these transactions to close sometime during the fourth quarter of 2003. We believe the sale of these branches will not have a significant impact on our capital and liquidity or operations.

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

The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. The $16.3 million notional amount swap agreement was called by the counter-party and terminated on June 30, 2003. Under these swap agreements, no payments were due between the parties and no gain or loss was recognized by us when they were called. There are no current plans to replace these terminated swap agreements. The remaining swap agreement is also callable by the counter-party prior to its respective maturity date.

During the quarter ended September 30, 2003, we received net cash flows of $479 thousand under the one remaining agreement, which was recorded as a reduction of interest expense on the trust preferred securities. During the nine months ended September 30, 2003, we received net cash flows of $2.2 million under the three agreements, which was also recorded as a reduction of interest expense on the trust preferred securities.

In August 2003, we entered into seven interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting $190 million of fixed rate FHLB borrowings into floating rate obligations. Each swap has a notional amount equal to the outstanding principal amount of the related FHLB borrowings, together with the same payment dates, maturity date and call provisions as the related FHLB borrowings. Under each of the swaps, we pay interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, and we receive a fixed rate equal to the interest that we are obligated to pay on the related FHLB borrowings. The interest rate swaps are derivative financial instruments and have been designated as fair value hedges of the FHLB borrowings.

During the quarter ended September 30, 2003, we received net cash flows of $576 thousand under these agreements, which was recorded as a reduction of interest expense on the related FHLB borrowings.

8.            Legal Proceedings

Regulatory Examinations and Supervisory Actions

During the first quarter of 2003, the OSBC and the FRB-KC conducted a joint safety and soundness examination of Gold Bank-Kansas. The FRB-KC also began a financial holding company examination of the Company. Concurrently with these examinations, we conducted an internal investigation that uncovered misappropriations and other improper conduct by our former CEO, Michael W. Gullion. For additional information relating to Mr. Gullion's misconduct, see our 2002 Annual Report.

We have received the joint report of examination for Gold Bank-Kansas and the financial holding company examination report. The "management" and "composite" CAMELS ratings for Gold Bank-Kansas in the joint report of examination were less than "satisfactory." Because of these CAMELS ratings, Gold Bank-Kansas is no longer a "well-managed" financial institution. In addition to the Gullion misconduct, the report of examination identified noncompliance or deficiencies by Gold Bank-Kansas in regard to:

●	Regulation H (information technology, bank secrecy act, currency transaction reports, and suspicious activity reporting);

●	Section 23A of the Federal Reserve Act (transactions with affiliates);

●	Regulation O (loans to officers and directors); and

●	Regulation Y and K.S.A. § 17-11-21 (appraisals).

The financial holding company examination report identified noncompliance or deficiencies by us in regard to:

●	Section 23A of the Federal Reserve Act (transactions with affiliates);

●	Regulation Y (information security);

●	CompuNet's revenues from non-financial data processing activities; and

●	Late filing of a regulatory report.

The joint examination report was based upon the condition and management of Gold Bank-Kansas as of December 31, 2002. The holding company examination report was based upon the condition and management of the Company as of March 31, 2003.

As a result of the examinations, we are subject to the following restrictions:

●
We must provide 30 days prior written notice to the FRB-KC before adding or replacing any member of our board of directors, employing any person as a senior executive officer or changing the responsibilities of any senior executive officer so that the person would assume a different senior executive officer position.

●
We are prohibited from making or contracting to make severance payments to any director, officer or employee in excess of the severance benefits we provided to all eligible employees without the prior written approval of the FRB-KC and the Federal Deposit Insurance Corporation.

●
We are prohibited from making indemnification payments to any institution-affiliated party to pay or reimburse such person for any civil money penalty, judgement or legal expenses resulting from any administrative or civil action instituted by any federal banking agency.

On August 26, 2003, we and Gold Bank-Kansas entered into a written agreement (a "Written Agreement") with the OSBC and the FRB-KC. The Written Agreement is intended to address and remediate the deficiencies identified in the joint report of examination. The Written Agreement does not prohibit or limit the payment of dividends by Gold Bank-Kansas or us. We and Gold Bank-Kansas have already begun or completed nearly all the corrective actions set forth in the Written Agreement. As required by the Written Agreement, we and Gold Bank-Kansas have prepared and submitted a plan covering the review and development of:

●	written procedures to strengthen Gold Bank-Kansas' internal controls;

●	our internal audit program, including an assessment of the composition, independence and effectiveness of the audit committee of our Board of Directors;

●	a written plan to improve the information technology function of us and all of our subsidiaries; and

●	steps to comply with all appropriate laws and regulations.

In connection with the Written Agreement and the development and implementation of the plans required therein, we recently created and filled the positions of Director of Internal Audit, Director of Compliance, and a Director of Technology Security. In addition, the Boards of Directors of both us and Gold Bank-Kansas have established a Compliance Committee to monitor and coordinate compliance with the Written Agreement. The Compliance Committee is composed entirely of independent directors who provide monthly progress reports to the Boards of Directors of both us and Gold Bank-Kansas.

As a financial holding company under the Bank Holding Company Act (the "BHC Act"), each of our depository institution subsidiaries must remain both "well-capitalized" and "well-managed" for us to retain our status as a financial holding company with authority to engage in expanded financial activities. Because Gold Bank-Kansas has lost its "well-managed" rating, we are not in compliance with the requirements for financial holding companies under the BHC Act. We will not be in compliance with the requirements for financial holding companies until the "management" and "composite" ratings of Gold Bank-Kansas have been upgraded to "satisfactory" by the FRB and the OSCB.  Our non-compliance with the requirements for financial holding companies does not prohibit or limit the payment of dividends by Gold Bank-Kansas and us.

On August 26, 2003, we entered into a written agreement with the FRB-KC (a "BHC Agreement") under the BHC Act intended to address and remediate the deficiencies identified in the financial holding company examination report. It also sets forth corrective steps we must take to restore the well managed rating of Gold Bank-Kansas and bring us into compliance with the requirements for a financial holding company on or before January 15, 2004. The BHC Agreement also requires that we take all the actions required by the Written Agreement to correct the deficiencies at Gold Bank-Kansas. It further requries that until the FRB-KC determines that we meet the requirements for a financial holding company, we may not, directly or indirectly, engage in an additional activity, or acquire any company under Section 4(k) of the BHC Act, without prior written approval of the Federal Reserve.

The banking regulators recently began an examination of Gold Bank-Kansas on November 3, 2003. We expect the results of this examination to enable Gold Bank-Kansas to regain its "well-managed" rating and permit us to retain our status as a financial holding company. For a discussion of the implications and alternatives if Gold Bank-Kansas does not regain its "well-managed" rating, see our Form 10-Q for the quarterly period ended March 31, 2003.

9.            Gullion Restitution

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

As a result of the transaction, we acquired 583,065 shares of treasury stock and recorded income of approximately $2.3 million in the third quarter of 2003. That amount has been recorded as a recovery of the previously recorded losses and expenses resulting from Mr. Gullion's misappropriation of bank funds. We reissued some of these treasury shares in private sales. Five members of our Board of Directors purchased directly, or through an affiliate, an aggregate of 530,000 of these shares from us at a purchase price of $10.805 per share. On August 1, 2003, Daniel P. Connealy purchased 10,000 of these shares. On August 5, 2003, William Randon purchased 70,000 of these shares. On August 28, 2003, an affiliate of Patrick Curran purchased 100,000 of these shares. On September 3, 2003, an affiliate of Allen D. Peterson purchased 300,000 of these shares. On September 8, 2003, Robert B. Gourley purchased 50,000 of these shares. Resale of these shares will be restricted for two years in accordance with SEC regulations.

We have been actively negotiating a settlement with Mr. Gullion that would include payment by Mr. Gullion of additional restitution. We have made additional claims against Mr. Gullion for the following:

●	$1.1 million for additional amounts that we believe Mr. Gullion either misappropriated from us or for which he failed to reimburse us;

●	$1.5 million for the costs of investigation into Mr. Gullion's misconduct;

●	$0.5 million of interest on the above items;

●	$0.2 million of outstanding loans;

●	$3.0 million representing the forfeiture of all cash compensation paid to Mr. Gullion since January 1, 1998; and

●	the forfeiture of all stock options granted to Mr. Gullion since January 1, 1998.

While Mr. Gullion has disputed most of these claims, he has repaid with interest the $0.2 million of outstanding loans owed to us. Through his attorney, he has negotiated with us for the settlement of the other claims without litigation. Although no definitive settlement agreement has been reached, based upon the progress of the negotiations, we now expect that a satisfactory settlement agreement will be signed and additional restitution will be paid during the fourth quarter of 2003.

As part of the negotiations, Mr. Gullion has provided us with his personal financial statement showing a net worth substantially below the amount of the claims we have asserted. It is clear that we cannot recover the full amount of our claims from Mr. Gullion either through a settlement or litigation.

If we reach a written settlement agreement with Mr. Gullion and receive additional restitution, we plan to make this information publicly available through a press release and the filing of a current report on Form 8-K, which will include the settlement agreement as an exhibit.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management's discussion and analysis of our consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three and nine month periods ended September 30, 2003. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as Amendment No. 1 to our 2002 Annual Report on Form 10-K/A (the "2002 Annual Report"). Results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of results to be attained for any other period.

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

We intend to focus our efforts in our existing faster growing, metropolitan markets: Kansas City (particularly Johnson County, Kansas) and four counties in Florida (Manatee, Charlotte, Sarasota and Hillsborough). Our branches in slower growth markets such as out-state Kansas (i.e., outside of metropolitan Kansas City) and out-state Oklahoma (i.e., outside of Oklahoma City and Tulsa) have lower growth opportunities, reduced margin opportunities, and higher cost of funds. As a result, these branches do not fit as well with our current growth and other strategic goals. On September 16, 2003, we announced that we had entered into agreements for the sale of seven out-state Kansas branches and two out-state Oklahoma branches. We are currently evaluating the possible sale of some or all of our remaining out-state branches in order to refine our strategic focus. We intend to use the proceeds from the sales of our out-state branches to fund loans in our higher growth markets, call and redeem some of our trust preferred securities or repurchase shares of our common stock. Also, the resulting reduction in our assets and liabilities from the sales of our out-state branches will increase our regulatory capital ratios.

At this time, Gold Bank-Florida benefits from being in a rapidly growing market and a sale of the bank would result in a high tax burden. Therefore, a sale of Gold Bank-Florida is unlikely in the foreseeable future.

During the third quarter of 2003, we decreased the asset sensitivity of our balance sheet by entering into interest rate swap agreements for a portion of our long-term fixed rate borrowings. By agreeing to pay a variable rate of interest that is currently lower than the fixed rates we are paying on our borrowings, we expect to increase our net interest margin and more closely match our variable rate assets with variable rate liabilities. We entered into seven interest rate swap agreements with an aggregate notional principal amount of $190 million for the purpose of effectively converting $190 million our fixed rate borrowings from the Federal Home Loan Bank System into floating rate obligations. In addition, we currently have in place an interest rate swap any additional agreement with respect to $37.6 million of our trust preferred securities. We have no current plans to enter into any additional interest rate swap agreements.

Our strategic objectives of this more refined focus are to improve profitability and the strength and flexibility of our balance sheet as well as to reduce asset sensitivity. In order to achieve these objectives, we have established the following strategic goals:

●	equity capital ratio in the range of 8%,

●	liquidity ratio of approximately 20%,

●	loan to deposit ratio in the range of 90%,

●	earnings per share growth in excess of 10%,

●	return on equity in excess of 15%, and

●	efficiency ratio of 60%. [1]

We are also targeting total annual expense reductions of $2.5 million. Management has identified and intends to eliminate approximately $1.7 million of annual expenses by the end of the first quarter of 2004.

On August 11, 2003, Gold Bank-Kansas filed and application with the FRB-KC and OSBC to merge Gold Bank-Oklahoma into Gold Bank-Kansas with Gold Bank-Kansas being the surviving entity. In October 2003, Gold Bank-Kansas received approval of its application and expects the merger to be consummated on or before January 6, 2004. We expect to realize approximately $1.3 million in annual cost savings as a result of the merger due to a more efficient workforce and standardization of products and operating procedures. In addition, the merger will allow Gold Bank-Kansas to consolidate its efforts for future growth of its Midwestern franchises under one unified banking organization.

Our focus on achieving the above goals makes it unlikely that we will pursue any acquisitions in the next 9 to 15 months.

Certain Financial Data

The following table sets forth certain financial data for the three and nine month periods ended September 30, 2003 and September 30, 2002 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net Earnings	$8,216	$7,435	$22,210	$20,532
Earnings Per Share (basic)	$0.22	$0.21	$0.59	$0.60
Return on Average Assets	0.79%	0.87%	0.74%	0.84%
Return on Equity	13.83%	16.74%	12.64%	16.09%
Dividend to Net Earnings	14.22%	9.08%	15.93%	9.85%

[1] We calculate the efficiency ratio as a ratio, expressed as a percentage, the numerator of which is non-interest expense (excluding any non-recurring expenses), and the denominator of which is the sum of net interest income before provision for loan losses, plus non-interest income (excluding any non-recurring income).

	At September 30, 2003	At September 30, 2002

Stockholders' equity to total assets	5.80%	4.97%

Recent Events and Restatement

As disclosed in our 2002 Annual Report, we have restated our financial statements for the years ended December 31, 2001 and 2000. The 2002 Annual Report included all of the adjustments relating to the restatement for such prior periods including those required by Staff Accounting Bulletin 99. We also filed amended Form 10-Qs with respect to the first three quarters of 2002 to reflect the restatement of the financial information for such periods. Based on discussions with the staff of the SEC, we do not plan to file amended Form 10-Ks or Form 10-Qs for 2001 or 2000. The consolidated financial statements included elsewhere in this report restate our financial statements for the three and nine months ended September 30, 2002.

The restatement principally related to certain transactions totaling approximately $136,000, $1.1 million and $1.3 million in 2002, 2001 and 2000, respectively, in which Michael W. Gullion, our former Chief Executive Officer, diverted funds of Gold Bank-Kansas for personal use, as well as the use of his company credit card for personal use and improper reimbursement of personal expenses charged to his personal credit card. The transactions were discovered by an internal investigation conducted by our Audit Committee, with assistance from its independent legal counsel and forensic accountants. For a detailed discussion of the internal investigation and the transactions discovered therefrom, see "Item 13 — Certain Relationships and Related Transactions" in the 2002 Annual Report. For a discussion of the amounts we have received and the additional amounts that we seek to recover from Mr. Gullion, see "—Financial Condition—Recovery of Restitution Amounts from Gullion" below.

The effect of the restatement (as described in Note 2 "Restatement and Impact on Earnings" of the consolidated financial statements) is as follows:

	Restatements to Net Earnings as Previously Reported

	Pre-Tax	Tax Effect	After Tax	% Change to Reported

	(Dollars in thousands)
Three Months Ended September 30, 2002	$(254)	$184	$(70)	(0.93%)

Nine Months Ended September 30, 2002	$(642)	$550	$(92)	(0.45%)

The impact of these amounts is as follows:

	Basic Earnings Per Share		Diluted Earnings Per Share

	As reported	As restated	As reported	As restated

Three Months Ended September 30, 2002	$0.22	$0.21	$0.22	$0.21

Nine Months Ended September 30, 2002	$0.61	$0.60	$0.61	$0.60

Results of Operations

Net Interest Income

Total interest income for the three months ended September 30, 2003 was $53.6 million compared to $51.0 million for the three months ended September 30, 2002 or an increase of $2.6 million. This increase resulted from a $2.9 million increase in loan interest and a $269,000 decrease in investment security interest. Total interest income for the nine months ended September 30, 2003 was $159.8 million compared to $148.9 million for the nine months ended September 30, 2002 or an increase of $10.9 million. This increase resulted from a $8.7 million increase in loan interest and a $2.3 million increase in investment security interest. Average loans increased to $2.9 billion for the three months ended September 30, 2003 compared to $2.5 billion for the three months ended September 30, 2002, or a 16.8% increase. Average loans increased to $2.8 billion for the nine months ended September 30, 2003 compared to $2.4 billion for the nine months ended September 30, 2002, or a 19.8% increase. This increase in loans resulted from the opening of our Briarcliff, Eastland and Olathe branches in our Kansas City market, our Tampa and Sarasota branches in our Florida market and our new Hefflin branch in our Oklahoma City market. For the three months ended September 30, 2003, our average rate on a tax equivalent basis for earning assets was 5.51%, a decrease from 6.42% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, our average rate on a tax equivalent basis for earning assets was 5.72%, a decrease from 6.67% for the nine months ended September 30, 2002. The decrease in the average rate on earning assets primarily relates to the decrease in the prime rate that we charge to borrowers, as well as a decrease in the average yield on our investment securities portfolio.

Average earning assets were $3.9 billion for the three months ended September 30, 2003 compared with $3.2 billion for the three months ended September 30, 2002. Average earning assets were $3.8 billion for the nine months ended September 30, 2003 compared with $3.0 billion for the nine months ended September 30, 2002. The increase in average earning assets is attributable to our increase in loans and our increase in investments, which relates to our leverage strategy.

Total interest expense for the three months ended September 30, 2003 was $22.6 million; a $2.1 million, or 7.2%, decrease over the three months ended September 30, 2002. The decrease was primarily due to a decrease in interest on deposits. Total interest expense for the nine months ended September 30, 2003 was $69.9 million; a $3.4 million, or 4.6%, decrease over the nine months ended September 30, 2002. The decrease was the result of a $2.8 million decrease in interest on deposits and a $541,000 decrease in interest expense on other borrowings. For the three months ended September 30, 2003, our average cost of funds was 2.51%, a decrease from 3.32% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, our average cost of funds was 2.70%, a decrease from 3.47% for the nine months ended September 30, 2002. The decrease in the average cost of funds primarily relates to the reduced rates paid on deposits.

Net interest income was $31.0 million for the three months ended September 30, 2003, compared to $26.2 million for the same period in 2002; an increase of 22.9%. Net interest income was $89.9 million for the nine months ended September 30, 2003, compared to $75.6 million for the same period in 2002; an increase of 18.9%. Our net interest margin decreased from 3.36% for the three months ended September 30, 2002 to 3.20% for the three months ended September 30, 2003 on a tax equivalent basis. Our net interest margin on interest earning assets decreased from 3.47% for the nine months ended September 30, 2002 to 3.24% for the nine months ended September 30, 2003 on a tax equivalent basis. The increase in net interest income and the decrease in net interest margin was the result of the combination of a significant increase in loans during the periods and a decrease in the average rate on loans receivable. For the three months ended September 30, 2003 compared to the three months ended September 30, 2002, average interest bearing liabilities increased $611.7 million compared to an increase of $710.4 million in average interest earning assets. For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, average interest bearing liabilities increased $656.1 million compared to an increase of $740.7 million in average interest earning assets. The difference between the increase in average interest bearing liabilities and the increase in average interest earning assets is primarily due to an increase in non-interest bearing deposits during the relevant periods.

Provision/Allowance for Loan Losses

The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 69% of our total assets as of September 30, 2003. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things.

The allowance for loan losses totaled $34.4 million and $33.4 million at September 30, 2003 and December 31, 2002, respectively, and represented 1.19% and 1.22% of total loans at each date. The provision for loan losses for the three months ended September 30, 2003 was $3.0 million compared to $3.2 million for the three months ended September 30, 2002. The decrease in the provision for loan losses for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was the result of a slower rate of increase in our loan portfolio during 2003 and an improvement in the credit quality of our loan portfolio. Net charge-offs for the three months ended September 30, 2003 were $2.0 million compared to $4.0 million for the three months ended September 30, 2002. The provision for loan losses for the nine months ended September 30, 2003 was $9.7 million compared to $13.1 million for the nine months ended September 30, 2002. The decrease in the provision for loan losses for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was also the result of a slower rate of increase in our loan portfolio during 2003 and an improvement in the credit quality of our loan portfolio. Net charge-offs for the nine months ended September 30, 2003 were $8.6 million compared to $9.6 million for the nine months ended September 30, 2002. Management has continued to review the loan portfolios of the banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

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

We consider non-performing assets to include all non-accrual loans, other loans past due 90 days or more as to principal and interest and still accruing, other real estate owned and repossessed assets. Total non-performing loans were $19.7 million and $15.9 million at September 30, 2003 and December 31, 2002, respectively. The $3.8 million increase in non-performing loans can generally be attributed to one Gold Bank-Kansas loan of $4.0 million that was placed in non-performing status in March 2003. Total non-performing loans were 0.68% and 0.58% of gross loans at September 30, 2003 and December 31, 2002, respectively. Total non-performing assets were $26.6 million and $22.2 million at September 30, 2003 and December 31, 2002, respectively. The increase in non-performing assets of $4.4 million can be generally attributed to the above mentioned non-performing loan. Total non-performing assets were 0.64% and 0.58% of total assets at September 30, 2003 and December 31, 2002, respectively.

Other Income

For the three months ended September 30, 2003, other income was $11.9 million compared to $15.8 million for the three months ended September 30, 2002, a decrease of $3.9 million, or 22.9%. The net decrease resulted from a decrease in information technology sales, which decreased from $5.1 million in the third quarter of 2002 to $1.1 million in the third quarter of 2003. This decrease was the result of decreased sales revenue principally in the hardware sales area. In addition, the decrease in other income was also the result of a decline in net securities gains of $1.3 million and a $295,000 decrease in investment trading fees and commissions in comparing the third quarter of 2003 to 2002. The decline in net securities gains was primarily the result of income recorded from the sale of our investment in Blue Rhino stock. The decrease was offset by gain on sale of branch facilities increasing $1.8 million in the third quarter of 2003 compared to the same period in 2002 and an increase in service fees of $237,000. In comparing the same periods, Bank-owned life insurance income increased $239,000 and other income decreased $701,000.

For the nine months ended September 30, 2003, other income was $36.7 million compared to $46.5 million for the nine months ended September 30, 2002, a decrease of $9.8 million, or 21.0%. The net decrease resulted from a decrease in sales from information technology sales, which decreased from $14.7 million in the first nine months of 2002 to $6.7 million in the first nine months of 2003. This decrease was the result of decreased sales revenue principally in the hardware sales area. The decrease was also the result of a decline in net securities gains of $3.7 million in comparing the first nine months of 2003 to 2002. This decline was primarily the result of income recorded in the first nine months of 2002 from the sale of our investment in Blue Rhino stock. The decrease was offset by the result of a gain on sale of branch facilities increasing from $2.4 million in the second quarter of 2002 to $3.0 million in the third quarter of 2003. This decrease was partially offset by an increase in service fees of $268,000 compared with the first nine months of 2002. For the nine months ended September 30, 2003, net gains on sale of mortgage loans increased $724,000 compared to the nine months ended September 30, 2002. In comparing the same periods, Bank-owned life insurance income increased $618,000 and other income decreased $366,000.

Other Expense

For the three months ended September 30, 2003, other expense was $28.2 million compared to $28.0 million for the same period of 2002. Salaries and employee benefits increased from $13.4 million in the third quarter of 2002 to $14.9 million in the third quarter of 2003, or an increase of $1.4 million. Adding additional branch locations and expansion of our current operations caused this increase. Net occupancy expense increased from $1.6 million for the quarter ended September 30, 2002 to $2.0 million for the quarter ended September 30, 2003 as a result of opening new branch facilities in Florida and Kansas. Depreciation expense increased from $1.6 million to $1.7 million from the quarter period ended September 30, 2002 to September 30, 2003, respectively. Core deposit intangible amortization expense was $188,000 during the third quarter of 2003, compared to $125,000 for the same period of 2002. During the three months ended September 30, 2003, we recorded a goodwill impairment charge of $845 thousand related to the operations of CompuNet Engineering. This impairment charge was directly related to the decrease in sales revenue at CompuNet Engineering as we tried to comply with certain Federal Reserve regulations. A $1.8 million reduction of losses resulting from the misapplication of bank funds was recorded in the three months ended September 30, 2003 when we received payment pursuant to our restitution agreement with Michael Gullion, our former Chief Executive Officer. A $2.4 million decrease in information technology services expenses resulted from the decline in cost of sales component for hardware and software sold by CompuNet Engineering. This directly relates to the $4.0 million decrease in information technology sales described above in the Other Income section. The remaining expenses classified as other expense increased from $8.5 million to $9.2 million.

For the nine months ended September 30, 2003, other expense was $86.2 million compared to $81.0 million for the same period of 2002. During the nine months ended September 30, 2003, we recorded an $845 thousand impairment charge related to the operations of CompuNet Engineering. Losses resulting from misapplication of bank funds decreased $771 thousand for the nine month period ending September 30, 2003, due to our recording a $2.3 million recovery in the third quarter of 2003. Salaries and employee benefits increased from $38.7 million in the first nine months of 2002 to $44.0 million in the first nine months of 2003, or an increase of $5.3 million. Adding additional branch locations and expansion of our current operations caused this increase. Net occupancy expense increased from $4.6 million for the nine months ended September 30, 2002 to $5.8 million for the nine months ended September 30, 2003 as a result of opening new offices. Depreciation expense increased from $4.7 million to $5.2 million from the nine month periods ended September 30, 2002 to September 30, 2003, respectively. Core deposit intangible amortization expense was $563,000 during the first nine months of 2003, compared to $375,000 for the same period of 2002. A $5.1 million decrease in information technology services expenses resulted from the decline in cost of sales component for hardware and software sold by CompuNet Engineering. This directly relates to the $8.0 million decrease in information technology sales described above in the Other Income section. The remaining expenses classified as other expense increased from $22.5 million to $25.4 million. The largest items accounting for this increase in Other Expense of $3.0 million were a $1.1 million increase in software and data processing expense and an increase of $333,000 in FDIC and state assessments.

Income Tax Expense

Income tax expense for the three months ended September 30, 2003 and 2002 was $3.4 million and $2.7 million, respectively. The effective tax rate for each time period was 29.5% and 26.3%, respectively. Income tax expense for the nine months ended September 30, 2003 and 2002 was $8.6 million and $7.4 million, respectively. The effective tax rate for each time period was 27.9% and 26.6%, respectively. Our effective tax rate is less than the statutory federal rate of 35% due primarily to tax-exempt interest on municipal bonds and tax deferred income generated from our investments in bank owned life insurance.

Financial Condition

From December 31, 2002 to September 30, 2003, total assets grew from $3.8 billion to $4.2 billion. Cash and cash equivalents decreased from $96.4 million to $88.9 million. Net loans increased from $2.7 billion to $2.9 billion. Investment securities were $970.1 million at September 30, 2003, compared to $736.1 million at December 31, 2002; an increase of $234.0 million or 31.8%. Mortgage loans held for sale decreased from $25.1 million to $13.6 million. Net premises and equipment decreased from $69.6 million to $65.0 million. Cash surrender value of bank owned life insurance increased from $56.5 million to $79.5 million. Total liabilities increased from $3.6 billion to $3.9 billion. Deposits increased from $2.7 billion to $2.9 billion, from December 31, 2002 to September 30, 2003. Securities sold under agreements to repurchase decreased from $153.6 million to $150.5 million. Total long and short-term borrowings increased $147.6 million, or 21.5%, from December 31, 2002. Accrued interest and other liabilities decreased from $26.1 million to $23.3 million.

During the first nine months of 2003, cash and cash equivalents decreased $7.5 million or 7.8% over balances at December 31, 2002. This decrease was a result of a lower Federal Reserve account balance at September 30, 2003 compared to December 31, 2002 due to management's decision to invest in higher yielding assets.

During the first nine months of 2003, loans increased $182.3 million, or 6.7%, over balances at December 31, 2002. Mortgage loans held for sale decreased $11.6 million over the balance at December 31, 2002. The decrease was due to a decrease in fixed rate single-family mortgage loans originated during the nine month period ended September 30, 2003.

Investment securities at September 30, 2003, increased $234.1 million compared to the balance at December 31, 2002. This increase resulted from a decrease of $98.4 million in US agency mortgage-backed securities and an increase of $325.5 million in US agency securities. The total investment securities portfolio amounted to $970.1 million at September 30, 2003, and was comprised mainly of U.S. government and agencies (48.3%), mortgage-backed (33.7%), and other asset-backed (18.0%) investment securities.

Bank owned life insurance at September 30, 2003, increased $23.0 million compared to the balance sheet amount at December 31, 2002. The increase in the balance primarily resulted from the Company's additional investment of $20.0 million and earnings recorded on our investment in bank owned life insurance.

Total deposits increased $191.9 million at September 30, 2003, compared to December 31, 2002, mainly due to the effect of an increase of $179.3 million in time deposits, a $73.3 million increase in money market accounts and a $60.7 million decrease in other deposits.

Compared to 2002 year-end balances, borrowings at September 30, 2003, increased $144.5 million. Our short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings increased $1.9 million during the first nine months of 2003 to a balance of $181.2 million at September 30, 2003. Long term borrowings, consisting mainly of FHLB advances, increased $143.1 million to $692.0 million outstanding at September 30, 2003. The increase in long-term borrowings is the direct result of loan growth in the current year, as well as our leverage strategy related to our investment portfolio.

During the first nine months of 2003, accrued interest and other liabilities decreased $2.9 million, or 11.0%, due to a $3.3 million decrease in federal taxes payable due to tax payments made during the first nine months of 2003 and some increase in the amount of accrued interest payable.

Contractual Obligations and Commercial Commitments

The following table presents our contractual cash obligations, defined as operating lease obligations, principal and interest payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of September 30, 2003 for the periods indicated.

	Payments Due by Period
Contractual Cash Obligations	Total interest and principal	One Year and Less	One to Three Years	Four to Five Years	More than Five Years

	(dollars in thousands)
Operating leases	$36,952	$3,689	$7,127	$4,762	$21,374
FHLB advances (1)	684,879	101,166	94,311	129,785	359,617
Subordinated debt (1)	71,727	2,201	2,926	2,930	63,670
Trust preferred securities	265,971	7,321	14,642	14,642	229,366

Total contractual obligations	$1,059,529	$114,377	$119,006	$152,119	$674,027

(1)	For floating interest rate obligations, based upon interest rate in effect on September 30, 2003.

Liquidity and Capital Resources

Liquidity defines the ability of us and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. Each of the Banks has established a credit facility with the FHLB, under which it is eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowings, cash dividends and tax payments from our subsidiary Banks. Total loans increased $182.3 million compared to December 31, 2002, while total deposits increased $191.9 million compared to the same period. The majority of our deposits consist of time deposits which mature in less than one year. If we are unsuccessful in rolling over these deposits, then we will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

Cash and cash equivalents and investment securities totaled $1.1 billion, or 25.5%, of total assets at September 30, 2003 compared to $832.5 million, or 21.8%, at December 31, 2002. Cash provided by operating activities for the nine months ended September 30, 2003 was $109.9 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $548.0 million, consisting of an increase in loans of $211.4 million, the reduction of held to maturity securities of $54.9 million, and the net increase in available for sale securities of $296.7 million. Cash provided by financing activities was $430.7 million, consisting primarily of an increase in deposits of $283.5 million and an increase in net borrowings of $145.0 million.

We and our subsidiaries actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be "well capitalized" a company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at September 30, 2003 were 10.86%, 8.79% and 6.86%, respectively. These same ratios at December 31, 2002 were 11.02%, 8.61% and 6.96%, respectively. Total loans increased $182.3 million compared to December 31, 2002 while total deposits increased $191.9 million compared to the same period. Even with this increase in the balance sheet, our ratios exceed the necessary levels to be considered well capitalized.

The principal source of funds at the holding company level is dividends from the Banks. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At September 30, 2003, our subsidiary banks could pay $66.0 million in dividends to us and still remain well capitalized. Management believes funds generated from the dividends from our subsidiaries and our existing lines of credit will be sufficient to meet our current cash requirements. However, if we continue at our current rate of internal growth, we will need to raise additional equity to remain "well capitalized".

Credit Facilities

Our subsidiary banks have agreements with the Federal Home Loan Bank system to provide them with advances. As of September 30, 2003, our subsidiary banks had approximately $692.0 million of advances outstanding with the FHLB.

We have a revolving line of credit with LaSalle Bank National Association ("LaSalle Credit Line"). On July 1, 2003, we entered into an amendment with LaSalle Bank to reduce the maximum amount that we may borrow from $25 million to $10 million and extend the maturity date from July 1, 2003 to July 1, 2004. Interest accrues on advances under the LaSalle Credit Line at our option at a rate equal to either LIBOR plus 1.25% per annum or LaSalle Bank's prime rate (but in no event will the interest rate under the LaSalle Credit Line be less than 3.5% per annum). We draw on the LaSalle Credit Line from time to time to fund various corporate matters including making contributions to our bank subsidiaries to help them maintain their "well-capitalized" status. As of September 30, 2003, we had an outstanding balance of approximately $4.0 million on the LaSalle Credit Line.

Under the Amended and Restated Loan Agreement dated as of February 8, 2002 ("ESOP Loan Agreement") of our Employees' Stock Ownership Plan (the "ESOP") with LaSalle Bank, the ESOP may borrow up to $15 million. Loans under the ESOP Loan Agreement bear interest, at the ESOP's option, at either LaSalle Bank's Prime Base Rate or LIBOR plus 1.75%. As of September 30, 2003, the ESOP had approximately $12.1 million outstanding under the ESOP Loan Agreement, which it borrowed to purchase our common stock. We guarantee the ESOP's obligations under the ESOP Loan Agreement. We currently do not anticipate that the ESOP will need to borrow any further amounts under the ESOP Loan Agreement.

As a result of the misappropriation of funds by Mr. Gullion and the actions taken by the bank regulatory authorities in response thereto, we were in default under the LaSalle Credit Line and our ESOP was in default under the ESOP Loan Agreement. We have obtained waivers from LaSalle Bank with respect to these defaults.

The Federal Home Loan Banks of Topeka and Des Moines could assert that the events described above under "—Internal Investigation and Regulatory Examination" permit them to declare Gold Bank-Kansas in default if such events were to have a material adverse effect on Gold Bank-Kansas. We do not believe that such events have had a material adverse effect on Gold Bank-Kansas or that Gold Bank-Kansas is in default under these agreements. However, neither the FHLB of Des Moines nor the FHLB of Topeka is willing to waive any potential defaults that might rise under the agreements if such events were to ultimately have a material adverse effect on Gold Bank-Kansas. As of September 30, 2003, Gold Bank-Kansas had outstanding advances of approximately $16 million with the FHLB of Des Moines and approximately $348 million with the FHLB of Topeka.

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

As a result of the transaction, we acquired 583,065 shares of treasury stock and recorded income of approximately $2.3 million in the third quarter of 2003. We reissued some of these treasury shares in private sales. Five members of our Board of Directors have purchased an aggregate of 530,000 of these shares from us at a purchase price of $10.805 per share. On August 1, 2003, Daniel P. Connealy purchased 10,000 of these shares. On August 5, 2003, William Randon purchased 70,000 of these shares. On August 28, 2003, an affiliate of Patrick Curran purchased 100,000 of these shares. On September 3, 2003, an affiliate of Allen D. Peterson purchased 300,000 of these shares. On September 8, 2003, Robert B. Gourley purchased 50,000 of these shares.

We have been actively negotiating a settlement with Mr. Gullion that would include payment by Mr. Gullion of additional restitution. We have made additional claims against Mr. Gullion for the following:

●	$1.1 million for additional amounts that we believe Mr. Gullion either misappropriated from us or for which he failed to reimburse us;

●	$1.5 million for the costs of investigation into Mr. Gullion's misconduct;

●	$0.5 million of interest on the above items;

●	$0.2 million of outstanding loans;

●	$3.0 million representing the forfeiture of all cash compensation paid to Mr. Gullion since January 1, 1998; and

●	the forfeiture of all stock options granted to Mr. Gullion since January 1, 1998.

While Mr. Gullion has disputed most of these claims, he has repaid with interest the $0.2 million of outstanding loans owed to us. Through his attorney, he has negotiated with us for the settlement of the other claims without litigation. Although no definitive settlement agreement has been reached, based upon the progress of the negotiations, we now expect that a satisfactory settlement agreement will be signed and additional restitution will be paid during the fourth quarter of 2003.

As part of the negotiations, Mr. Gullion has provided us with his personal financial statement showing a net worth substantially below the amount of the claims we have asserted. It is clear that we cannot recover the full amount of our claims from Mr. Gullion either through a settlement or litigation.

If we reach a written settlement agreement with Mr. Gullion and receive additional restitution, we plan to make this information publicly available through a press release and the filing of a current report on Form 8-K, which will include the settlement agreement as an exhibit.

BOLI Policies

Our Bank subsidiaries have purchased bank-owned life insurance ("BOLI") policies with death benefits payable to the Banks on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank's aggregate investment in BOLI to 25% of the bank's capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the Bank's capital and surplus. All of the Banks' BOLI investments comply with federal guidelines. In January 2003, Gold Bank-Kansas, Gold Bank-Oklahoma and Gold Bank-Florida increased their BOLI investments by $14 million, $4 million and $2 million, respectively. As of September 30, 2003, Gold Bank-Kansas had $44.4 million of BOLI (equal to 23.3% of its capital and surplus), Gold Bank-Oklahoma had $21.4 million of BOLI (equal to 24.3% of its capital and surplus) and Gold Bank-Florida had $13.6 million of BOLI (equal to 24.3% of its capital and surplus). The aggregate BOLI investment of each Bank is now just below the maximum regulatory limit. The Banks monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. We believe that these BOLI investments will not have any significant impact on the capital or liquidity of our Bank subsidiaries.

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

In 2001, CompuNet acquired the assets of Information Products, Inc., which provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware, maintenance and systems design and installation across all industry sectors. This acquisition significantly increased the amount of CompuNet's non-Financial Data Processing activities. During 2002 and the first nine months of 2003, CompuNet's revenues from non-Financial Data Processing activities have exceeded the Federal Reserve's current limitations. During 2002 and the first nine months of 2003, CompuNet Engineering did not comply with certain Federal Reserve regulations regarding the sources of its revenue. Management has determined that it is not possible to comply these regulations and maintain CompuNet as a viable entity. Management is currently seeking to sell our interest in CompuNet Engineering. In the event that CompuNet Engineering is sold for less than the carrying value of its associated assets and goodwill, we will record a loss on the sale. The remaining goodwill associated with CompuNet Engineering was $3.7 million at September 30, 2003.

Impact of Recently Issued Accounting Standards

Financial Accounting Standards Board Interpretation (FIN) No. 45, " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of the remaining provisions of FIN 45 during the first half of 2003 did not have a significant impact on our financial statements.

FIN No. 46 " Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulleting No. 51 ." FIN 46 established accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The Company has several statutory trusts that were formed, prior to January 31, 2003, for the purpose of issuing Trust Preferred Securities (see note 11 to the annual consolidated financial statements). These statutory trusts will be subjected to FIN 46 in the first quarter of 2004. We currently believe the continued consolidation of these trusts is appropriate under FIN 46. However, the applications of FIN 46 to this type of trust is an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of these trusts. The deconsolidation of these statutory trusts would not have a material effect on our consolidated balance sheet or our consolidated statement of operations. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The amendments (i) reflect decisions of the Derivatives Implementation Group; (ii) reflect decisions made by the Financial Accounting standards Board in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes to SFAS 133. SFAS 149 is effective for contracts entered into or modified after September 30,2003, and for hedging relationships designated after September 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on our financial statements.

SFAS No. 150, " Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ." SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuers settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligations is predominately based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on our financial statements.

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

During 2002 and the first nine months of 2003, CompuNet Engineering did not comply with certain Federal Reserve regulations regarding the sources of its revenue. Management has determined that it is not possible to comply with these regulations and is currently seeking to sell our interest in CompuNet Engineering. See "— Financial Condition—Liquidity and Capital Resources – CompuNet Activities" above. An impairment of goodwill of $845,000 was recorded in the third quarter of 2003 for CompuNet Engineering. In the event that CompuNet Engineering were sold for less than the carrying value of its associated assets and goodwill, we would be required to record a loss on the sale. The goodwill associated with CompuNet Engineering was $3.7 million at September 30, 2003.

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

Forward Looking Information and Statements

The information included or incorporated by reference in this report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future financial performance and business of us and our subsidiaries, including, without limitation:

s	statements that are not historical in nature

s	statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends" or similar expressions

s	statements regarding the timing of the closing of the branch sales

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

s	our ability to satisfy the terms and conditions of the Written Agreement with the OSBC and FRB-KC and the BHC Agreement with the FRB-KC

s	transition and strategies of new management

s	changes in interest margins on loans

s	changes in allowance for loan losses

s	changes in the interest rate environment

s	the effect of a change in the management rating of Gold Bank-Kansas

s	our ability to enter into interest rate swap agreements with favorable rates and terms

s	our ability to sell out-state branches at favorable prices

s	competitive pressures among financial services companies may increase significantly

s	general economic conditions, either nationally or in our markets, may be less favorable than expected

s	legislative or regulatory changes may adversely affect the business in which we and our subsidiaries are engaged

s	technological changes may be more difficult or expensive than anticipated

s	changes may occur in the securities markets

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

The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. The $16.3 million notional amount swap agreement was called by the counter-party and terminated on September 30, 2003. Under the swap agreements, no payments were due between the parties and no gain or loss was recognized by us. There are no current plans to replace the terminated swap agreements. The remaining swap agreement is also callable by the counterparty prior to its respective maturity date.

During the third quarter of 2003, we decreased the asset sensitivity of our balance sheet by entering into swap agreements for a portion of our long-term fixed rate borrowings. By agreeing to pay a variable rate of interest that is currently lower than the fixed rates we are paying on our borrowings, we expect to increase our net interest margin and more closely match our variable rate assets with variable rate liabilities. We entered into seven interest rate swap agreements with an aggregate notional principal amount of $190 million for the purpose of effectively converting $190 million of our fixed rate borrowings from the Federal Home Loan Bank System into floating rate obligations.  We have no current plans to enter into any additional interest rate swap agreements.

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

The following table indicates that, at September 30, 2003, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual

200 basis point rise	$126,062,000	$1,240,000	0.99%
100 basis point rise	$127,611,000	$2,789,000	2.23%
Base Rate Scenario	$124,822,000	—	—
50 basis point decline	$120,697,000	$(4,125,000)	(3.30%)
100 basis point decline	$116,437,000	$(8,385,000)	(6.72%)

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS

For a discussion of legal proceedings, including regulatory proceedings and formal actions taken by our banking regulators, see Note 8 "Legal Proceedings" to the consolidated financial statements contained in Part I, Item I of this report.

For a discussion of legal proceedings and recent developments pertaining to restitution and future claims against Mike Gullion, our former CEO, see "Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Recovery of Restitution Amounts from Gullion" above.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

In August and September of 2003, we sold an aggregate of 530,000 shares of our common stock to five of our directors pursuant to Rule 506 of Regulation D. The following table sets forth the details of each sale.

Transaction Date	Purchaser	Shares of Common Stock	Purchase Price	Aggregate Purchase Price
8/1/03	Daniel P. Connealy	10,000	$10.805	$108,050.00
8/5/03	William Randon	70,000	$10.805	$756,350.00
8/28/03	Patrick Curran	100,000	$10.805	$1,080,500.00
9/3/03	Allen Petersen	300,000	$10.805	$3,241,500.00
9/8/03	Robert B. Gourley	50,000	$10.805	$504,250.00

Totals:		530,000		$5,726,650.00

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDER S

None.

ITEM 5:  OTHER INFORMATIO N

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit Number	Description

2.1	Branch Purchase and Assumption Agreement, dated September 16, 2003, by and between Gold Bank-Kansas and Leonard R. Wolfe, relating to the sale of seven branches of Gold Bank-Kansas to Mr. Wolfe.

10.2	Change in Control Agreement between Gold Banc Corporation, Inc. and Rick Tremblay, dated November 5, 2003.

10.17
Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 30,000,000 and a termination date of May 1, 2011.

10.18
Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 30,000,000 and a termination date of May 2, 2011.

10.19
Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 25,000,000 and a termination date of July 30, 2010.

10.20
Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 30,000,000 and a termination date of May 16, 2011.

10.21
Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 30,000,000 and a termination date of May 16, 2011.

10.22
Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 30,000,000 and a termination date of May 2, 2011.

10.23
Confirmation, dated August13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 15,000,000 and a termination date of November 8, 2010.

31.1
Certification of Chief Executive Officer of Gold Banc Corporation, Inc., dated November 14, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2
Certification of Chief Financial Officer of Gold Banc Corporation, Inc., dated November 14, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1
Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated November 14, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated November 14, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

99.1	Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc Corporation, Inc.

*Management contracts or compensating plans or arrangements required to be filed by Item 6(a).

(b)  Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the third quarter of 2003:

s	On July 30, 2003, we filed a Current Report on Form 8-K announcing that Gold Bank-Kansas received partial restitution from Michael W. Gullion.

s
On August 1, 2003, we filed a Current Report on Form 8-K describing the presentation by our Chief Executive Officer at conference hosted by Keefe, Bruyette & Woods during which he provided our strategic goals.

s
On August 28, 2003, we filed a Current Report on Form 8-K announcing the execution of Written Agreement by and among us, Gold Bank-Kansas, the Federal Reserve Bank of Kansas City, and the Office of the Kansas State Bank Commissioner, a copy of which was attached thereto as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD BANC CORPORATION, INC.

By:	/s/ R ick J. T remblay

Rick J. Tremblay
Executive Vice President and Chief Financial Officer
(Authorized officer and principal financial officer of the registrant)

Date: November 14, 2003

