Form 10-K
period 2003-12-31
GOLD BANC CORP INC
filed 2004-03-15
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 0-28936

GOLD BANC CORPORATION, INC.

(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-1008593 (I.R.S. Employer Identification No.)

11301 Nall Avenue
Leawood, Kansas 66211
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
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
Yes ☒ No ☐

The aggregate market value of the 36,419,159 shares of common stock, par value $1.00 per share, of the registrant held by non-affiliates of the registrant as of June 30, 2003 was $381,308,595, computed based on the $10.47 closing sale price of such common stock on that date. As of February 25, 2004, the registrant had 39,495,182 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2004 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.  BUSINESS

Proposed Acquisition of Gold Banc

On February 27, 2004, the Company filed a Form 8-K and issued a press release announcing that it has entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Silver Acquisition Corp. (“Silver”), and SAC Acquisition Corp. Pursuant to the Merger Agreement. Silver will acquire all of the outstanding shares of common stock of the Company for $16.60 per share in cash. The merger is expected to be completed in the third quarter of 2004. If the merger is not completed by July 23, 2004, the Company’s stockholders will receive an additional $0.0023 per share for each day elapsing thereafter through the closing date of the merger.

The holders of a majority of Gold Banc’s outstanding shares must approve the merger. It is also subject to the receipt of required regulatory approvals and the receipt by Silver of necessary financing. Silver has obtained written commitments for approximately 80% of the planned $455 million in common equity and expects to receive commitments for the balance of the required financing within 60 days.

Under the Merger Agreement, Gold Bank-Kansas, Gold Bank-Florida and Gold Bank-Oklahoma would be consolidated into a single Kansas bank and then converted into a federal savings bank established by Silver for that purpose. Following those transactions and the merger, the surviving parent would be a privately held savings and loan holding company regulated by the Office of Thrift Supervision.

THE COMPANY AND SUBSIDIARIES

Gold Banc Corporation, Inc.

Our Company, Gold Banc Corporation, Inc., a Kansas corporation, is a registered bank holding company under the Bank Holding Company Act and a financial holding company under the Graham-Leach-Bliley Act. We are subject to regulation by the Federal Reserve Board (the “FRB”).

We are engaged in a wide range of financial activities. “Financial activities” include not only banking and securities activities, but also investment advisory and additional activities that the FRB determines to be financial in nature or complementary to such activities. As a financial holding company, we are eligible to engage in a broad range of financial activities.

We own all of the outstanding stock of three commercial banks with 40 offices in 21 communities in Kansas, Missouri, Oklahoma and Florida. Our Banks are Gold Bank-Kansas, Gold Bank-Oklahoma and Gold Bank-Florida.

In addition to our Banks, we also own six non-bank financial services subsidiaries. Our financial services subsidiaries provide securities brokerage, investment management, trust, insurance agency, investment advisory, title insurance services, and merchant banking services. Since December 1978, we have grown internally and through acquisitions from a one-bank holding company with $2.9 million in total assets to a financial services holding company offering diversified financial services with total assets as of December 31, 2003 of $4.3 billion. Our principal executive offices are located at 11301 Nall Avenue, Leawood, Kansas 66211, and our telephone number is (913) 451-8050.

During 2003, in connection with our strategy to increase our presence in higher growth metropolitan areas while maintaining the ability to provide personal services to our customers, we have:

•	sold two Gold Bank-Kansas branches;
•	entered into an agreement to sell seven Gold Bank-Kansas branches (consummated on February 13, 2004);
•	sold five Gold Bank-Oklahoma branches;
•	entered into an agreement to sell one Gold Bank-Oklahoma branch (consummated on February 6, 2004); and
•	entered into an agreement for the sale of our interest in CompuNet Engineering, Inc. (consummated on February 4, 2004).

As a result, our assets as of March 1, 2004 are approximately $4.2 billion. These transactions are described more fully below under “Dispositions and Consolidations During 2003 and Early 2004.”

Our Subsidiary Banks

Gold Bank-Kansas. Gold Bank-Kansas is a Kansas state bank that has 13 banking offices located throughout the state of Kansas as well as five Missouri locations in greater Kansas City. Gold Bank-Kansas is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safe deposit boxes and a wide range of lending services, including: credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. This Bank’s loan portfolio consists primarily of commercial, real estate and agricultural loans. As of December 31, 2003, Gold Bank-Kansas had total assets of approximately $2.4 billion.

Gold Bank-Oklahoma. Gold Bank-Oklahoma is an Oklahoma state bank that has 11 banking offices located in western and central Oklahoma. Its headquarters are located in Oklahoma City, Oklahoma. Gold Bank-Oklahoma is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safe deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Gold Bank-Oklahoma’s loan portfolio consists primarily of commercial, real estate and agricultural loans. As of December 31, 2003, Gold Bank-Oklahoma had total assets of approximately $1.1 billion. On August 11, 2003 the Company filed an application for the merger of Gold Bank – Oklahoma with Gold Bank – Kansas. This merger is expected to be consummated in the second quarter of 2004.

Gold Bank-Florida. Gold Bank-Florida is a Florida state bank that has eight banking offices located in Sarasota and Manatee counties, one office in Tampa, and two in other surrounding communities. Gold Bank-Florida is a full service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, brokerage services, trust services, safe deposit boxes and a wide range of lending services including: credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. Gold Bank-Florida’s loan portfolio consists primarily of commercial, real estate, personal and agricultural loans. As of December 31, 2003, Gold Bank-Florida had total assets of approximately $822.5 million.

Our Financial Services Subsidiaries

Gold Financial Services, Inc. Gold Financial Services is our wholly-owned subsidiary that serves as the division for our financial holding company activities of insurance, trust, brokerage, investment advisory services, merchant banking, and title insurance services.

Gold Capital Management, Inc. Gold Capital Management is a securities broker dealer and investment advisor that is registered with the National Association of Securities Dealers. Gold Capital Management’s customers consist mostly of financial institutions located throughout the Midwest. Gold Capital Management manages a wide variety of stock, bond and money market portfolios for clients that currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa. Gold Capital Management also provides its services to trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Gold Capital Management is headquartered in Overland Park, Kansas, and is a wholly-owned subsidiary of Gold Financial Services.

Gold Trust Company. Gold Trust Company is a Missouri non-depository trust company that is headquartered in St. Joseph, Missouri. Gold Trust Company also provides trust services at each Gold Bank-Kansas affiliate location. On October 31, 2002, the Company acquired the trust company business of George K. Baum Trust Company through a merger involving Gold Trust Company and George K. Baum Trust Company. The surviving entity operates under the name Gold Trust Company. As of December 31, 2003, Gold Trust Company had approximately $703 million in discretionary trust assets under management and approximately $694 million in non-discretionary trust assets under administration. Gold Trust Company is a wholly-owned subsidiary of Gold Financial Services.

Gold Insurance Agency, Inc. Gold Insurance Agency is a Kansas insurance agency which sells a full line of insurance products, including life insurance, annuities, disability insurance and credit life insurance. During 2002, we sold several of Gold Insurance Agency’s agency locations and substantially reduced the scope of its operations.

Gold Merchant Banc, Inc. Gold Merchant Banc was established at the end of December 2000 and is a wholly-owned subsidiary of Gold Financial Services. Gold Merchant Banc engages in merchant banking activities.

Gold Investment Advisors, Inc. We formed Gold Investment Advisors as a wholly-owned subsidiary of Gold Financial Services in December 2000 to perform investment advisory services.

GBS Holding Company, LLC. GBS Holding was formed in September 2001 as a joint venture with Stewart Title Agency. GBS Holding is 75% owned by Gold Financial Services and 25% owned by Stewart Title Agency. GBS Holding owns 100% of its subsidiary, Gold Title Agency, LLC, which acts as a title insurance agent. During 2003, the decision was made to sell Gold Title Agency. This transaction is expected to close the first quarter of 2004.

Gold Reinsurance Company, Ltd. Gold Reinsurance Company, Ltd. was formed in November 2001 and is owned by Gold Banc Corporation, Inc. This company provides reinsurance services for credit life insurance sold through the bank affiliates.

CompuNet Engineering, Inc. CompuNet Engineering provides information technology, e-commerce services and networking solutions for banks and other businesses, including the design and implementation and administration of local and wide area networks. CompuNet Engineering was a wholly-owned subsidiary of Gold Banc Corporation, Inc. and was headquartered in Overland Park, Kansas. On February 4, 2004, we sold our interest in CompuNet Engineering to Computer Source, Inc.

Dispositions and Consolidations During 2003 and Early 2004

Pursuant to the Company’s strategy to increase its presence in higher growth metropolitan areas, the Company has sold some of its rural branches and redeployed such assets to acquire deposits in metropolitan areas. We do not believe that the transactions described below will have a material adverse impact on our business, results of operations, capital or liquidity.

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

Sale of LaCygne and Pleasanton Branches. On June 10, 2003, Gold Bank-Kansas entered into an agreement for the sale of its LaCygne and Pleasanton, Kansas branch locations to Labette Bank. The aggregate deposits and loans of these Gold Bank-Kansas branches were approximately $38 million and $15 million, respectively, at the closing date. The sale of these branches closed on August 15, 2003 upon receipt of regulatory approvals. In connection with the sale of these branches, we recorded a gain of approximately $1.8 million.

Consolidation of Gold Bank-Kansas and Gold Bank-Oklahoma. On August 11, 2003, Gold Bank-Kansas filed an application with the FRB-KC and the OSBC to merge Gold Bank-Oklahoma and Gold Bank-Kansas with Gold Bank-Kansas being the surviving entity. In October 2003, Gold Bank-Kansas received approval of its application and expects the merger to be consummated in the second quarter of 2004. Gold Bank-Kansas expects to realize approximately $1.3 million in annual cost savings as a result of the merger due to a more efficient workforce and standardization of products and operating procedures. In addition, the merger will allow Gold Bank-Kansas to consolidate its efforts for future growth of its Midwestern franchises under one unified banking organization.

Sale of Elkhart branch. On August 28, 2003, Gold Bank-Oklahoma entered into an agreement for the sale its branch location in Elkhart, Kansas to ColoEast Bankshares. As of December 31, 2003, the deposits and loans of this Gold Bank-Oklahoma branch were approximately $28.1 million and $4.3 million, respectively. The sale of this Gold Bank-Kansas branch closed on February 5, 2004. In connection with the sale of this branch, we recorded a gain of approximately $852 thousand.

Sale of Hobart & Lone Wolf Branches. On September 16, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its Hobart & Lone Wolf, Oklahoma branch locations to BancFirst of Oklahoma City, Oklahoma. The aggregate deposits and loans of these Gold Bank-Oklahoma branches were approximately $40.5 million and $14.8 million, respectively, at the closing date. The sale of these branches closed on November 13, 2003 upon receipt of regulatory approvals. In connection with the sale of these branches, we recorded a gain of approximately $2.7 million.

Sale of Other Gold Bank-Kansas branches. On September 16, 2003, we announced that we had entered into agreements for the sale of seven Gold Bank-Kansas branches. An employee-investor group led by Leonard Wolfe, the regional Gold Bank-Kansas president in Marysville, Kansas, agreed to purchase the Gold Bank-Kansas branches. As of December 31, 2003, the deposits and loans of the seven Gold Bank-Kansas branches were approximately $317.3 million and $197.1 million, respectively. The sale of the Gold Bank-Kansas branches closed on February 13, 2004. In connection with the sale of these branches, we will record a gain of approximately $15.0 million.

Sale of CompuNet Engineering. On January 15, 2004, we entered into a letter of understanding for the sale of our interest in CompuNet Engineering to Computer Source, Inc. This sale closed on February 4, 2004. In connection with the sale of our interest in CompuNet, we recorded a loss of approximately $4.1 million in 2003, of which $845,000 was recorded in the third quarter of 2003 as a goodwill impairment charge.

Sale of Weatherford, Geary and Cordell, Oklahoma branches. On February 13, 2004, Gold Bank-Oklahoma entered into an agreement for the sale of its branch locations in Weatherford, Geary and Cordell, Oklahoma to Bank of

Western Oklahoma of Elk City. As of December 31, 2003, the aggregate deposit and loans of the branches were approximately $64.5 million and $27.3 million respectively. The sale of these branches is expected to close in the second quarter of 2004.

BUSINESS

Community Banking Style

We serve the needs and cater to the economic strengths of the metropolitan areas where our Banks are located. We strive to provide a high level of personal and professional customer service focusing on commercial banking and assets and wealth management in a community bank setting. Employee participation in community affairs is encouraged in order to build long-term banking relationships with established businesses and individual customers in our market areas.

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

Operating Strategy

Our operating strategy is focused on commercial banking and wealth management. This operating strategy is to provide a focused range of financial products and services to small and medium sized businesses and consumers in each of our markets. We emphasize personal relationships with customers, involvement in local community activities and responsive lending decisions. We strive to maintain responsive community banking offices with local decision makers, allowing senior management at each banking location, within certain limitations, to make their own credit and pricing decisions allowing us to retain a local identity in each of our market areas.

Our goals include long-term customer relationships, a high quality of service and responsiveness to specific customer needs. The principal elements of our operating strategy are:

•

Emphasize Personalized Customer Service and Community Involvement. We believe that in most of our market areas customer loyalty and service are the most important competitive factors. Our primary goal is to provide exceptional customer service, turning the Gold Banc relationship into “More Than Money”. Our Banks’ management and other employees participate actively in a wide variety of community activities and organizations in order to develop and maintain customer relationships. Our Banks seek to retain and recruit the best available banking talent to deliver the quality of personal banking services required to meet customer expectations and to permit us to meet our goals for long term profitable growth.

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

•

Centralize and Streamline Operations to Achieve Economies. In order to minimize duplication of functions, we have centralized certain management and administrative functions, including data processing, human resources, internal audit, loan and regulatory administration. This includes the ongoing centralization of operations at the services center in Overland Park, Kansas. In 2004, we plan to complete a company-wide conversion to common platforms for loans and deposits. Such centralization is designed to reduce operating expenses, enhance standardization and controls and enable our Bank personnel to become even more focused on customer service and community involvement. The merger of Gold Bank-Oklahoma with and into Gold Bank-Kansas will allow us to achieve additional standardization of processes and economies of scale.

Acquisition/Growth Strategy

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

This expansion activity has allowed us to diversify our loan portfolio. Furthermore, we believe additional opportunities exist in our metropolitan markets due to heavy residential and small business development. The loan demand in the suburban Johnson County, Kansas communities, as well as Tampa Bay/Bradenton/Sarasota, Florida, is generally greater than that experienced in our rural market areas.   If we remain independedent, we intend to continue to pursue such opportunities in these metropolitan markets.

Lending Activities

General. In each market area we serve, we strive to provide a full range of financial products and services to small and medium-sized businesses and to consumers. We target owner-operated businesses. Our Banks participate in credits originated within the organization but generally do not participate in loans from non-affiliated lenders. Each of our Banks has an established loan committee which has authority to approve credits within established guidelines. Concentrations in excess of those guidelines must be approved by a corporate loan committee comprised of the Chief Executive Officer, the Director of Loan Policy and Administration and senior lending officers from all three affiliate banks. When lending to an entity, we generally obtain a guaranty from the principals of such entity. The loan mix within the individual Banks is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

Residential loans are priced consistently with the secondary market, and commercial and consumer loans generally are issued at or above the prime rate. We have no potential negative amortization residential loans. The following is a brief description of each major category of our lending activity along with the relative risk associated with each category:

Real Estate Lending. Loans secured by real estate represent the largest class of our loans. On December 31, 2003, real estate and real estate construction loans totaled $1.3 billion and $656.2 million, respectively, or 42.95% and 21.79% of gross loans, respectively. Our large portfolio of real estate loans carries with it risk, which is managed through proper credit administration and underwriting. Generally, residential loans are written on a variable rate basis with adjustment periods of five years or less and amortized over either 15 or 30 years. We retain in our portfolio some adjustable rate mortgages having an adjustment period of five years or less. Agricultural and commercial real estate loans are amortized over 15 or 20 years. We also generate long term fixed rate residential real estate loans which we sell in the secondary market. We take a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower’s ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance; although, on occasion, we will retain non-conforming residential loans to known customers at premium pricing.

Commercial Lending. Loans in this category principally include loans to service, retail, wholesale and light manufacturing businesses including agricultural service businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. As of December 31, 2003, commercial loans represented our second largest class of loans at $893.3 million, or 29.61% of gross loans. Commercial loans can contain risk factors unique to the business of each customer. In order to mitigate these risks, we target owner-operated businesses as our customers and make lending decisions based upon a cash flow analysis of the borrower as well as value of collateral pledged to secure the loan. Working capital loans generally have a one-year renewable term and those for equipment generally have a term of seven years or less. We generally take a blanket security interest in all assets of the borrower. Equipment loans are generally limited to the lesser of the cost or appraised value of the equipment. Inventory loans generally are limited to 50% of the value of the inventory, and accounts receivable loans generally are limited to 75% of a predetermined eligible base.

Consumer and Other Lending. Loans classified as consumer and other loans include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. We generally take a purchase money security interest in goods for which we provide the original financing. The terms of the loans range from one to five years, depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 2003, consumer and other loans amounted to $54.0, or 1.81% of gross loans. We implemented a credit card program in late 1994 and targeted our Banks’ existing customer base as potential consumers. As of December 31, 2003, we had issued 10,750 cards having an aggregate outstanding balance of $6.6 million. We have not marketed credit cards other than to existing customers.

Agricultural Lending. We provide short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $113.6 million as of December 31, 2003, or 3.77% of total loans. Farm product loans have generally a one-year term, and machinery and equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the ability to repay as well as the existence of federal guarantees and crop insurance coverage. Farm Credit Services guarantees are pursued wherever appropriate. Gold Bank holds a “Preferred Lender Status” from Farm Credit Services, a guarantee program similar to the Small Business Administration, that minimizes the credit exposure of our Banks through partial transfer of the credit risk to the federal government. Preferred Lender Status expedites the processing of loan applications. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans generally are limited to 75% of the appraised value of the collateral.

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

The loan underwriting procedures followed by our Banks are designed to assess both the borrower’s ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Our Bank then obtains reports with respect to the borrower’s credit record and orders and reviews an appraisal of any collateral for the loan (prepared for our Bank through an independent appraiser). The loan information supplied by the borrower is independently verified.

Consumer loan applicants are notified promptly of the decision of our Bank by telephone and a letter. If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property. Interest rates on committed loans are normally locked in at the time of application or for a 30 to 45 day period.

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

Technology and E-Commerce Services

Through CompuNet Engineering, Inc., we provided technology and e-commerce services. On February 4, 2004, we sold our interest in CompuNet to Computer Source, Inc. because CompuNet’s revenues exceeded the limits set forth in the Federal Reserve regulations. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital and Liquidity – CompuNet Activities” below.

Insurance Services

We provided insurance agency services through Gold Insurance Agency, a wholly-owned non-bank subsidiary. During 2001, we sold most of our agency locations and substantially reduced the activities of Gold Insurance Agency to offering life insurance and annuity products to the Banks’ clients. This entity was mostly inactive in 2002 and 2003.

Title Insurance Services

In September 2001, we entered into a joint venture agreement with Stewart Title Agency to form GBS Holding Company, LLC. Through its subsidiary, Gold Title Agency, LLC, GBS Holding operates a title insurance agency business and generates fee income for the owners of the joint venture. During 2003, the decision was made to sell Gold Title Agency. This transaction is expected to close the second quarter of 2004.

Investment Portfolio

Our Banks’ investment portfolios are used to meet our Banks’ liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high quality investment portfolio. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments and a modest amount of obligations of state and political subdivisions. In managing our interest rate exposure, we also invest in mortgage backed securities and collateralized mortgage obligations. Investment securities were $986.1 million, or 22.8% of total assets, on December 31, 2003. Federal funds sold and certificates of deposit are not classified as investment securities.

Deposits and Borrowings

Deposits are the major source of our Banks’ funds for lending and other investment purposes. In addition to deposits, including local public fund deposits and demand deposits of commercial customers, our Banks derive funds from loan principal repayments, maturing investments, Federal Funds borrowings from commercial banks, borrowings from the FRB-KC and the Federal Home Loan Bank, and from repurchase agreements. Loan repayments and maturing investments are a relatively stable source of funds while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short–term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a long-term basis for funding specific loan transactions and for general business purposes.

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

Competition

The deregulation of the banking industry, the widespread enactment of state laws permitting multi-bank holding companies, and the availability of nationwide interstate banking has created a highly competitive environment for financial service providers. This is particularly true for institutions in suburban areas such as Gold Bank-Kansas’ Shawnee, Leawood, Olathe and Overland Park, Kansas locations, and its Kansas City and Independence, Missouri locations, Gold Bank-Oklahoma’s Tulsa and Oklahoma City locations and Gold Bank-Florida’s Tampa Bay/Bradenton/Sarasota locations. These locations compete for deposits and loans with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Some of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide at these locations. In addition, some of the non-bank competitors are not subject to the same extensive federal regulations that govern our Banks.

Our management believes that our Banks generally have been able to compete successfully in their respective communities because of our emphasis on local control and the autonomy of Bank management, allowing our Banks to meet what is perceived to be the preference of community residents and businesses to deal with “local” banks. While management believes our Banks will continue to compete successfully in their communities, increased competition could adversely affect our Banks’ earnings.

Employees

We maintain a corporate staff of approximately 50 persons. At December 31, 2003, our Banks and non-bank subsidiaries had approximately 883 full time equivalent employees including corporate staff. None of our employees nor any of the employees of our Banks or non-bank subsidiaries are covered by a collective bargaining agreement. We, along with our Banks and our non-bank subsidiaries, believe that our employee relations are satisfactory.

Where To Find Additional Information

Additional information about the Company can be found on our website at www.goldbanc.com We also provide on our website the Company’s filings with the SEC, including our annual reports, quarterly reports, and current reports along with any amendments thereto, as soon as reasonably practicable after the Company has electronically filed such material with the SEC.

SUPERVISION AND REGULATION

Regulations Applicable to Bank Holding Companies and Financial Holding Companies

General. As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the “BHC Act”) and the Gramm-Leach-Bliley Act (the “GLB Act”), the Company is subject to the supervision and examination by the Federal Reserve Board (the “FRB”). The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Banks, not the shareholders of the Company.

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

Limitation on Activities. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GLB Act, a bank holding company, all of whose controlled depository institutions are “well-capitalized” and “well-managed” (as defined in federal banking regulations) and which obtains “satisfactory” Community Reinvestment Act ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities.

A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

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

A financial holding company may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB’s merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross market its products or services with any of the financial holding company’s controlled depository institutions.

If any subsidiary bank of a financial holding company ceases to be “well-capitalized” or “well-managed,” the financial holding company will not be in compliance with the requirements of the BHC Act regarding financial holding companies. If a financial holding company is notified by the FRB of such a change in the ratings of any of its subsidiary banks, it must take the following actions:

•

promptly prepare and submit, within 20 days after the receipt of such notice, a written corrective action plan to the FRB detailing the specific actions, and a timetable for each action, that the financial holding company will take to restore its subsidiary bank to a “well-managed” or “well-capitalized” condition, as applicable, within 180 days after the receipt of such notice, and

•

if the corrective action plan is acceptable to the FRB, within 45 days after the receipt of such notice, the financial holding company may sign a written agreement with the FRB in which the financial holding company will agree to take the action steps listed in the action plan to correct the management or capitalization deficiencies.

Until the FRB determines that the financial holding company has corrected the conditions described in the notification from the FRB, the financial holding company may not, directly or indirectly, or through any of its non-bank subsidiaries, engage in any financial activities other than those in which the financial holding company was engaged prior to receipt of such notice or activities authorized for bank holding companies without financial holding company status, without the written approval of the FRB. The financial holding company will not be considered to be in compliance with the statutes and regulations related to financial holding companies until the management or capitalization rating of the subsidiary bank has been upgraded to “well-managed” or “well-capitalized” (as applicable) by the bank regulators. After issuing a notification and during any period of noncompliance, the FRB may also impose other limitations or conditions on a financial holding company’s conduct or activities, or the conduct or activities of its affiliates.

If the subsidiary bank does not become “well-managed” or “well-capitalized” within 180 days after the receipt of such notification from the FRB, the FRB may take additional actions against the financial holding company, including requiring it to divest its ownership or control of any subsidiary banks or cease engaging, directly or indirectly, in all activities other than those permissible for a bank holding company without financial holding company status.

As an alternative to proposing a plan and entering into an agreement to correct management or capitalization deficiencies, the financial holding company may choose to forego any attempt to remedy the management or capitalization deficiencies and instead voluntarily terminate its status as a financial holding company and terminate any and all financial activities authorized only for financial holding companies. Thereafter, the financial holding company would be limited to engaging only in those activities permitted for a bank holding company.

If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act of less than “satisfactory”, then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, until the rating is raised to at least “satisfactory.”

Regulatory Capital Requirements. The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited.

The FRB’s capital adequacy guidelines provide for the following types of capital:

•	Tier 1 capital, also referred to as core capital, which includes:
•	common shareholders’ equity;
•	qualifying noncumulative perpetual preferred stock and related surplus;
•	qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 capital elements); and
•	minority interests in the equity accounts of consolidated subsidiaries.

Goodwill is excluded from Tier 1 capital. Most intangible assets are also deducted from Tier 1 capital.

•	Tier 2 capital, also referred to as supplementary capital, which includes:
•	allowances for loan and lease losses (limited to 1.25% of risk-weighted assets);
•	most perpetual preferred stock and any related surplus;
•	certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities; and
•	intermediate-term preferred stock and intermediate-term subordinated debt instruments (subject to limitations).

The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

•	Total capital, which includes:
•	Tier 1 capital;
•	plus, qualifying Tier 2 capital;
•	minus, investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

The FRB’s capital adequacy guidelines require that a bank holding company maintain a Tier 1 leverage ratio equal to at least 4% of its average total consolidated assets, a Tier 1 risk-based capital ratio equal to 4% of its risk-weighted assets and a total risk-based capital ratio equal to 8% of its risk-weighted assets. On December 31, 2003, the Company was in compliance with all of the FRB’s capital adequacy guidelines. The Company’s capital ratios on December 31, 2003 are shown on the following chart.

	Leverage Ratio (4% minimum requirement)	Tier 1 Risk-based Capital Ratio (4% minimum requirement)	Total Risk-based Capital Ratio (8% minimum requirement)

Company	7.01%	8.87%	10.78%

Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), a bank holding company is permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The FRB will not approve an interstate acquisition if as a result of the acquisition the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

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

Source of Strength. FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

Liability of Commonly Controlled Institutions. Under cross-guaranty provisions of the Federal Deposit Insurance Act (the “FDIA”), bank subsidiaries of a bank holding company are liable for any loss incurred by the Bank Insurance Fund (the “BIF”), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company.

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

Regulations Applicable to the Banks

General. Gold Bank-Kansas, a Kansas state member bank, is subject to regulation and examination by the Kansas State Bank Commissioner and the FRB. Gold Bank-Oklahoma, an Oklahoma state member bank, is subject to regulation and examination by the Oklahoma State Banking Department and the FRB. Gold Bank-Kansas and Gold Bank-Oklahoma are also regulated by the Federal Deposit Insurance Corporation (the “FDIC”). Gold Bank-Florida, a Florida state non-member bank, is subject to regulation and examination by the Florida Department of Banking and Finance and the FDIC. Each of the FRB and the FDIC is empowered to issue cease and desist orders against the Banks if it determines that activities of any of the Banks represents unsafe and unsound banking practices or violations of law. In addition, the FRB and the FDIC have the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by these agencies is designed to protect the depositors of the Banks, not shareholders of the Company.

Bank Regulatory Capital Requirements. The FRB and the FDIC have adopted minimum capital requirements applicable to state member banks and state non-member banks, respectively, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classify an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital:

•

“well-capitalized” if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive specifying any higher capital ratio);

•

“adequately capitalized” if it has a total Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater;

•

“undercapitalized” if it has a total Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based capital ratio that is less than 8%;

•

“significantly undercapitalized” if it has a total Tier 1 leverage ratio that is less than 3%, a Tier 1 risk based capital ratio that is less than 3% or a total risk-based capital ratio that is less than 6%; and

•	“critically undercapitalized” if it has a Tier 1 leverage ratio that is equal to or less than 2%.

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions.

All of the Banks must be well-capitalized and well-managed for the Company to remain a financial holding company. To be well-capitalized, a bank must maintain a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater. The capital ratios and classifications of each of the Banks as of December 31, 2003 are shown on the following chart.

	Leverage Ratio	Tier 1 Risk-based Capital Ratio	Total Risk-based Capital Ratio	Classification

Gold Bank-Kansas	7.49%	9.10%	10.13%	Well-Capitalized
Gold Bank-Oklahoma	7.29%	10.31%	11.39%	Well-Capitalized
Gold Bank-Florida	7.16%	9.15%	10.04%	Well-Capitalized

Deposit Insurance and Assessments. The deposits of the Banks are insured by the BIF administered by the FDIC, in general up to a maximum of $100,000 per insured depositor. Certain deposits of Gold Bank-Kansas are insured by the Savings Association Insurance Fund (the “SAIF”). Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires BIF members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. The FDIC’s assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

Limitations on Interest Rates and Loans to One Borrower. The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations have resulted in reductions of net interest margins on certain classes of loans. Federal and state laws impose additional restrictions on the lending activities of banks. The maximum amount that a Kansas state bank may loan to one borrower generally is limited to 25% of the bank’s capital, plus an additional 10% for loans fully secured by certain kinds of real estate collateral. The maximum amount that an Oklahoma state bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 30% of the bank’s capital, less intangible assets. The maximum amount that a Florida state bank may lend to one borrower generally is limited to 15% of the bank’s capital accounts, plus an additional 10% for loans fully secured by readily marketable collateral.

Payment of Dividends. The Banks are subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. Florida, Kansas and Oklahoma banking laws also prohibit the declaration of a dividend out of the capital and surplus of a bank, without prior regulatory approval.

Community Reinvestment Act. The Banks are subject to the Community Reinvestment Act (the “CRA”) and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by the Company and its banking subsidiaries.

Limitations on Transactions with Affiliates. The Company and its non-bank subsidiaries are “affiliates” within the meaning of the Federal Reserve Act. The amount of loans or extensions of credit which the banks may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and subsidiaries of a bank may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

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

Regulations Applicable to Non-bank Financial Service Subsidiaries.

General. The non-bank financial service subsidiaries of the Company are subject to the supervision of the FRB and may be subject to the supervision of other regulatory agencies including the SEC, the National Association of Securities Dealers (the “NASD”), state securities and insurance regulators and the Missouri Division of Finance.

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

Changes in Laws and Monetary Policies

Future Legislation. Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on the Company’s business, results of operations or financial condition.

Fiscal Monetary Policies. The Company’s business and earnings are effected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are:

•	conducting open market operations in United States government securities;
•	changing the discount rates of borrowings of depository institutions;
•	imposing or changing reserve requirements against depository institutions’ deposits; and
•	imposing or changing reserve requirements against certain borrowings by banks and their affiliates.

These methods are used in varying degrees and combinations to directly effect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on the Company’s business, results of operations and financial condition.

The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

ITEM 2.       PROPERTIES

The Company and the Banks each own most of their banking facilities. Certain of the Banks’ branch locations are in leased facilities. The financial services subsidiaries have entered into short-term leases for their properties. The Company believes each of the facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. The Company’s headquarters and Gold Bank’s Leawood, Kansas location are contained in a 25,000 square foot building that opened in 1996, all of which is occupied by the Company.

ITEM 3.       LEGAL PROCEEDINGS

Regulatory Examinations and Supervisory Actions

During the first quarter of 2003, the Kansas Office of the State Bank Commission (the “OSBC”) and the Federal Reserve Bank of Kansas City (the “FRB-KC”) conducted a joint safety and soundness examination of Gold Bank-Kansas. The FRB-KC also began a financial holding company examination of the Company. Concurrently with these examinations, we conducted an internal investigation that uncovered misappropriations and other improper conduct by our former CEO, Michael W. Gullion. The Company was subsequently notified by the SEC that it was conducting an informal investigation. For additional information relating to Mr. Gullion’s misconduct, see our 2002 Annual Report.

The “management” and “composite” CAMELS ratings for Gold Bank-Kansas in the joint report of examination were less than “satisfactory.” Because of these CAMELS ratings, Gold Bank-Kansas was not considered a “well-managed” financial institution. In addition to the Gullion misconduct, the report of examination identified noncompliance or deficiencies by Gold Bank-Kansas in regard to:

•	Regulation H (information technology, bank secrecy act, currency transaction reports, and suspicious activity reporting);
•	Section 23A of the Federal Reserve Act (transactions with affiliates);
•	Regulation O (loans to officers and directors); and
•	Regulation Y and K.S.A. § 17-11-21 (appraisals).

The financial holding company examination report identified noncompliance or deficiencies by us in regard to:

•	Section 23A of the Federal Reserve Act (transactions with affiliates);
•	Regulation Y (information security);
•	CompuNet’s revenues from non-financial data processing activities; and
•	Late filing of a regulatory report.

The joint examination report was based upon the condition and management of Gold Bank-Kansas as of December 31, 2002. The holding company examination report was based upon the condition and management of the Company as of March 31, 2003.

As a result of the examinations, we are subject to the following restrictions:

•

We must provide 30 days prior written notice to the FRB-KC before adding or replacing any member of our board of directors, employing any person as a senior executive officer or changing the responsibilities of any senior executive officer so that the person would assume a different senior executive officer position.

•

We are prohibited from making or contracting to make severance payments to any director, officer or employee in excess of the severance benefits we provided to all eligible employees without the prior written approval of the FRB-KC and the FDIC.

•

We are prohibited from making indemnification payments to any institution-affiliated party to pay or reimburse such person for any civil money penalty, judgement or legal expenses resulting from any administrative or civil action instituted by any federal banking agency.

On August 26, 2003, we and Gold Bank-Kansas entered into a written agreement (a “Written Agreement”) with the OSBC and the FRB-KC. The Written Agreement was intended to address and remediate the deficiencies identified in the joint report of examination. The Written Agreement does not prohibit or limit the payment of dividends by Gold Bank-Kansas or us. We and Gold Bank-Kansas have completed nearly all the corrective actions set forth in the Written Agreement. As required by the Written Agreement, we and Gold Bank-Kansas submitted a plan covering the review and development of:

•	written procedures to strengthen Gold Bank-Kansas’ internal controls;
•	our internal audit program, including an assessment of the composition, independence and effectiveness of the audit committee of our Board of Directors;
•	a written plan to improve the information technology function of us and all of our subsidiaries; and
•	steps to comply with all appropriate laws and regulations.

In connection with the Written Agreement and the development and implementation of the plans required therein, we recently filled the positions of Director of Internal Audit, Director of Compliance, and Director of Technology Security. In addition, the Boards of Directors of both us and Gold Bank-Kansas have established a Compliance Committee to monitor and coordinate compliance with the Written Agreement. The Compliance Committee is composed entirely of independent directors who provide monthly progress reports to the Boards of Directors of both us and Gold Bank-Kansas.

As a financial holding company under the Bank Holding Company Act (the “BHC Act”), each of our depository institution subsidiaries must remain both “well-capitalized” and “well-managed” for us to retain our status as a financial holding company with authority to engage in expanded financial activities. On August 26, 2003, we entered into a written agreement with the FRB-KC (a “BHC Agreement”) under the BHC Act intended to address and remediate the deficiencies identified in the financial holding company examination report. It also set forth the corrective steps we were required to take to restore the “well managed” rating of Gold Bank-Kansas and bring us into compliance with the requirements for a financial holding company. The BHC Agreement also required that we take all the actions required by the Written Agreement to correct the deficiencies at Gold Bank-Kansas.

During the fourth quarter of 2003, the OSBC and the FRB–KC again conducted a joint safety and soundness examination of Gold Bank–Kansas. As a result of such examination, the “management” and “composite” CAMELS ratings for Gold Bank–Kansas were found to be satisfactory, enabling Gold Bank–Kansas to regain its “well–managed” rating. Because Gold Bank–Kansas regained its “well–managed rating”, the Company retained its status as a financial holding company and the BHC Agreement terminated. The Written Agreement, however, is still in effect.

SEC Settlement

On March 5, 2004 the Company voluntarily submitted to the SEC a settlement offer to consent to the entry of an order providing that the Company will cease and desist from committing or causing any violations and future violations of Sections 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 12b-20, 13a-1 and 13a-3 thereunder. This settlement offer arose out of the misconduct by Michael W. Gullion, the Company’s former Chief Executive Officer, which was described in the Company’s Form 10-K/A filed on April 15, 2003. As a result of the misappropriations of corporate funds by Mr. Gullion, there was an overstatement of the Company’s pre-tax income and earnings per share in its Forms 10-K for 2000 and 2001 and its Form 10-Q for the second and third quarters of 2002.

At the time of Mr. Gullion’s misappropriations, the Company’s internal controls were not adequate to prevent the activities which enabled the misappropriations to occur, including by not having written policies requiring (i) documentation, such as appraisals, purchase contracts and closing statements, authenticating the purchase price and disposition of proceeds with respect to significant real estate transactions, (ii) segregation of responsibilities for ordering, auditing and reconciling transactions and monthly reconciliations of various accounts, and (iii) limitations on Mr. Gullion’s spending authority. The Company expects the SEC to accept its settlement offer because of the prompt remedial actions undertaken by the Company and the full cooperation afforded the SEC’s enforcement staff, which are described below. No fines have been, or are expected to be, assessed against the Company and no violations have been, or are expected to be, alleged against any of the Company’s existing officers, directors or employees.

Immediately after discovery of Mr. Gullion’s misconduct, an internal inquiry was conducted and Mr. Gullion was terminated from his positions with the Company and its subsidiaries. On the following day, before the opening of trading, the Company requested the Nasdaq to halt trading in its stock and issued a press release and filed a Current Report on Form 8-K announcing Mr. Gullion’s misconduct, his resulting termination and his replacement by a new Chief Executive Officer. On the same day the press release was issued, the Company’s counsel contacted the SEC’s enforcement staff to provide a more detailed briefing and to pledge the Company’s full cooperation with the SEC’s investigation. The Company also worked closely with its outside auditor to restate its 2000 and 2001 financial statements to reflect Mr. Gullion’s misappropriations.

The Company also engaged in extensive efforts to obtain restitution of the loss it suffered from Mr. Guillon’s misappropriation. As a result of its vigorous negotiating efforts, the Company entered into two separate restitution agreements with Mr. Gullion under which the Company received a total of $3.5 million in restitution payments in 2003. This restitution offset the adverse effect on the Company’s income in 2000 and 2001.

The Company gave complete cooperation to the SEC’s enforcement staff as well as bank regulatory and other law enforcement officials. Among other things, the Company voluntarily produced the details of its internal investigation and did not invoke the attorney-client privilege, work product protection or other privileges or protections with respect to any of the facts uncovered in the investigation. Approximately $1.5 million was expended by the Company to conduct its internal investigation and implement enhanced internal control and other remedial and preventative measures. These strengthened internal controls and procedures address the weaknesses which contributed to the inability to prevent Mr. Gullion’s misconduct and not detect that misconduct earlier. In particular, the Company now has enhanced written policies and procedures (i) governing significant asset acquisitions, including real estate acquisitions, which require appropriate documentary support and at least dual employee review to provide assurance that the controls have been followed, (ii) disbursement limits for all officers, including a limit of $250,000 for the Chief Executive Officer and required Board approval for disbursements above that amount, (iii) segregation of responsibilities for ordering, auditing and reconciling transactions, (iv) monthly reconciliation of various accounts, including prepared expenses, other assets and accrued expenses, and (v) monthly reviews of the bank accounts of executive officers and directors.

The Company also took a number of steps on its own initiative to reinforce a corporate culture of honest, ethical and legal behavior and thus a sound internal control environment. Item 14 of the Company’s Form 10-K/A filed on April 15, 2003 summarized the extensive actions taken by the Company to demonstrate its commitment to those goals. In addition, Gold Banc strengthened the independence and effectiveness of its Board of Directors by adding two new outside Board members, one of whom was selected to serve as the non-executive Chairman of the Board and the other of whom qualified as an “Audit Committee Financial Expert” (as defined in Item 401(h)(2) of Regulation S-K) and was selected to serve as the Chairman of the Audit Committee.

Class Action Lawsuit

On March 10, 2004, a class action lawsuit was filed by Laurie McBride on behalf of herself and all others similarly situated against the Company and nine of its directors in the District Court of Johnson County, Kansas. The lawsuit relates to a resale by the Company of 530,000 shares of the Company's common stock to five directors in the second quarter of 2003, which shares were obtained from Michael Gullion in partial satisfaction of his restitution obligations to the Company. For a more detailed discussion of the matters surrounding the misconduct of Mr. Gullion and the restitution the Company received from him, see the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 and its Form 10-Q for the quarterly period ended September 30, 2003. The complaint alleges that the Company's directors breached their fiduciary duties by approving the Agreement and Plan of Merger with Silver Acquisition Corp. and SAC Acquisition Corp., to enable those directors to sell those shares sooner than they would have otherwise been legally able to do under the federal securities laws. The Company believes the claims made by the plaintiffs are without merit and intends to vigorously defend this lawsuit.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, par value $1.00 per share, trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol “GLDB.”

Information relating to market prices of common stock and cash dividends declared on our common stock is set forth in the table below.

	Market Price		Cash Dividends
	High	Low
2002 Quarters
First	$9.03	$6.96	$ 0.02
Second	11.29	8.90	0.02
Third	11.05	8.75	0.02
Fourth	10.36	8.50	0.02
2003 Quarters
First	$11.19	$7.89	$0.03
Second	10.72	7.45	0.03
Third	12.32	10.27	0.03
Fourth	14.75	12.11	0.03

As of March 10, 2004, there were approximately 788 holders of record of our common stock.

The FRB and state regulators have the authority to prohibit or limit the payment of dividends by our banking subsidiaries to the Company. The FRB has the authority to prohibit or limit the payment of dividends by the Company to its stockholders.

Pursuant to the Agreement and Plan of Merger by and among the Company, Silver Acquisition Corp., and SAC Acquisition Corp., the Company may not declare, set aside or pay any dividend on its stock in cash, stock or property or directly or indirectly redeem, purchase or otherwise acquire any of its own stock, or make any other distributions of its assets to its shareholders, or reclassify, recapitalize, split up or otherwise adjust any of its capital stock, except for the payment of the Company’s regularly quarterly cash dividend which may not exceed $0.03 per share.

Under the terms of the junior subordinated indentures associated with the Company's trust preferred securities, the Company is prohibited from declaring or paying a dividend to its stockholders in the event the Company either is in default under the terms of the indenture or has elected to defer its payment obligations due thereunder.

The following table presents information as of December 31, 2003 relating to the Company's 1996 Equity Compensation Plan and the stock option plans that the Company succeeded to in the acquisition of American Bank, Bradenton, Florida. It includes (i) the number of securities to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of the outstanding options, and (iii) the number of securities remaining available for future issuance under the 1996 Equity Compensation Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,283.920	$8.33	842,624
Equity compensation plans not approved by security holders	—	—	—

Total	1,283,920	$8.33	842,624

The information included in the table above includes outstanding options issued under the American Bancshares, Inc. and American Bank of Bradenton Incentive Stock Option Plan of 1996 (the “1996 Plan”), the American Bancshares, Inc. 1997 Nonqualified Share Option Plan for Non-Employee Directors (the “1997 Plan”) and the American Bancshares, Inc. 1999 Stock Option and Equity Incentive Plan (the “1999 Plan”), each of which was assumed by the Company in connection with the acquisition of American Bank, Bradenton, Florida on March 20, 2000 and the Company’s 1996 Equity Compensation Plan. The Company has not issued any additional options under any plan other than the Company’s 1996 Equity Compensation Plan since March 20, 2000.  The number and weighted-average exercise price for the outstanding options issued under the 1996 Plan, the 1997 Plan and the 1999 Plan, as adjusted as part of the acquisition of American Bancshares, is 156,806 shares with a weighted-average exercise price of $6.47. These options and corresponding exercise prices are incorporated in the table above. Excluding the options previously granted under the 1996 Plan, the 1997 Plan and the 1999 Plan, the aggregate number of securities to be issued upon the exercise of outstanding options, warrants and rights and the weighted-average exercise price of these options, warrants and rights, under the Company’s 1996 Equity Compensation Plan, are 1,127,118 shares and $8.59, respectively.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

This selected consolidated information should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Amended Report.

	At or for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Earnings
Net interest income	$122,358	$103,913	$89,083	$93,456	$88,179
Provision for loan losses	13,064	19,420	15,314	4,673	11,586
Non-interest income	41,558	45,487	31,674	24,452	26,278
Non-interest expense (1)	104,406	92,865	78,645	112,196	80,607
Income taxes	13,644	11,372	3,982	5,294	7,735
Net earnings (loss) from continuing operations, net of tax	32,802	25,743	22,816	(5,253)	14,524
Net earnings (loss) from discontinued operations, net of tax	(3,392)	474	465	135	231
Net earnings (loss)	29,410	26,217	23,281	(5,118)	14,775

Financial Position
Total assets	$4,322,625	$3,814,276	$3,017,508	$2,719,756	$2,553,294
Loans receivable, net	2,982,904	2,696,912	2,124,973	1,919,988	1,793,810
Allowance for loan losses	34,017	33,439	26,097	26,180	26,038
Goodwill and other intangibles, net	37,166	37,917	34,637	30,401	43,785
Investment securities	986,084	736,085	588,778	525,981	455,162
Deposits	3,164,443	2,716,569	2,163,866	2,133,877	2,006,154
Long-term borrowings	631,526	548,824	416,366	200,539	89,709
Subordinated debt	114,851	115,691	114,302	85,102	85,872
Stockholders’ equity	249,717	227,774	164,540	169,211	167,048

Per Share Data
Net earnings (loss) per share from continuing operations—basic and diluted	$0.86	$0.76	$0.66	$(0.14)	$0.40
Net earnings (loss) from discontinued operations per share—basic and diluted	(0.09)	0.02	0.01	0.00	0.01
Net earnings (loss) per share—basic and diluted	0.77	0.78	0.67	(0.14)	0.39
Book value per share	6.28	5.77	4.85	4.51	4.48
Cash dividends declared	$0.12	$0.08	$0.08	$0.08	$0.08
Average shares outstanding	38,203	33,771	34,802	37,113	37,529

Ratios
Return (loss) on average assets	0.72%	0.77%	0.82%	(0.19)%	0.63%
Return (loss) on average equity	12.36%	14.25%	13.75%	(2.76)%	8.71%
Stockholders’ equity to total assets	5.78%	5.97%	5.46%	6.23%	6.55%
Dividend payout (2)	16.05%	10.72%	12.15%	—%	20.51%
Net interest margin	3.24%	3.47%	3.57%	3.96%	4.18%
Allowance for loan losses to non-performing loans	105.08%	210.75%	113.42%	126.34%	331.65%
Non-performing assets to total assets	0.90%	0.58%	1.08%	0.81%	0.42%
Non-performing loans to total loans	1.07%	0.58%	1.06%	1.06%	0.43%
Net loan charge-offs to average loans	0.41%	0.44%	0.78%	0.24%	0.48%
Efficiency ratio (3)	66.01%	62.19%	64.84%	83.77%	74.40%
Capital Ratios
Tier 1 risk-based capital ratio	8.87%	8.61%	7.76%	8.89%	9.76%
Total risk-based capital ratio	10.78%	11.02%	11.35%	11.38%	12.20%
Leverage ratio	7.01%	6.96%	6.20%	7.13%	7.55%

(1)	Includes losses and expenses resulting from misapplication of bank funds, net of recoveries, of ($1,868), $136, $1,099 and $1,252 for 2003, 2002, 2001 and 2000, respectively.
(2)	No dividend payout ratio was calculated for 2000 because of the net loss for the year.
(3)	Efficiency ratio is calculated as follows: Non interest expense, divided by the sum of net interest income before provision for loan loss plus non interest fee income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to such consolidated financial statements, which are included elsewhere in this Annual Report. All comparisons and references in this Annual Report to the results of the years ended December 31, 2002 and 2001 are to the restated results. See "Item 1 — Business" and Note 2 to the consolidated financial statements contained in "Item 8 — Financial Statements and Supplementary Data" to the 2002 Annual Report.

General

We provide community banking and related financial services at locations in Kansas, Oklahoma, Florida and Missouri as of December 31, 2003. Geographic markets include Johnson County, Kansas, an affluent suburb in the Kansas City metropolitan area, Tulsa and Oklahoma City, Oklahoma, growing cities with a strong small-business sector, Tampa /Bradenton/Sarasota, Florida, a high-growth area on the west coast of the state, and a number of smaller cities.

We have focused on growth of our Banks’ lending and other services by cultivating relationships with small businesses and other clients. We have expanded through a strategy of internal growth supplemented by bank acquisitions that are believed to be accretive to earnings and stockholders’ equity and consistent with our strategy and community banking style. We have taken steps to offer traditional and on-line banking, wealth and asset management and other financial services to customers of our Banks. Since January 1, 2001, we have steadily increased our presence in the higher growth metropolitan areas in Johnson County, Kansas, Tulsa and Oklahoma City, Oklahoma, and Tampa/Bradenton/Sarasota, Florida. During this time period, we have acquired or established nine branches in these higher growth markets. In addition, we have sold 19 branches located in out state Kansas and Oklahoma.

The following table lists our Banks’ total assets (in millions of dollars) as of December 31, 2003.

2,380.8

Bank		Total Assets	Main Location and Number of Offices
Gold Bank-Kansas	$		Leawood, Kansas—18
Gold Bank-Oklahoma		$1,102.3	Oklahoma City, Oklahoma—11
Gold Bank-Florida		$822.5	Bradenton, Florida—11

The following table lists our financial services subsidiaries as of December 31, 2003 which offer financial services to their own clients and to Bank customers through the offices of our Banks:

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

We are headquartered in Johnson County, Kansas, along with Gold Bank-Kansas, our lead bank. Johnson County is a suburban community near Kansas City, Missouri. Johnson County has a competitive banking environment. Its robust economic growth has enabled Gold Bank to rapidly grow its loans and deposits in the county. Gold Bank has eleven offices in the growing areas of Johnson County and five offices in the remainder of the Kansas City metropolitan area. This presence in the Kansas City area accounted for approximately 55% of our total assets at year-end 2003.

We entered the Tulsa, Oklahoma market in 1998 with the acquisition of Citizens Bank of Tulsa, which has subsequently been merged into Gold Bank-Oklahoma. The Tulsa location serves a growing area in southeastern Tulsa, a light-industrial district that is home to more than 5,000 small businesses, and is a mature residential area of Tulsa. A third office was opened in a developing residential area of south Tulsa during the second quarter of 1999.

We entered the Oklahoma City market and the communities in central and western Oklahoma with the acquisition of Country Banc in March 2000. Country Banc’s two subsidiary banks, People First and American Heritage, were merged along with Citizens Bank of Tulsa to create Gold Bank-Oklahoma. Gold Bank-Oklahoma also serves selected mature markets and rural communities in central and western Oklahoma. The Gold Bank-Oklahoma market accounted for approximately 26% of our total assets at year-end 2003.

We entered the Bradenton and Sarasota, Florida market on the highly popular and rapidly growing west coast of the state between Tampa Bay and Naples with the acquisition of American Bank in March 2000. The American Bank acquisition provides us with access to a diversified market that has been one of the fastest growing population areas in the United States for the past ten years. The demographics and per capita income levels are believed to be very promising for the development of our wealth and asset management services. In 2002, we opened a new branch in Tampa Bay and a new branch in downtown Sarasota. In 2002, we changed the bank’s name to Gold Bank-Florida. Gold Bank-Florida accounted for approximately 19% of our total assets at year-end 2003.

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

Influences on Earnings

Our net earnings depends upon the combined results of operations of our Banks, each of which conducts a commercial and consumer banking business by attracting deposits from the general public and deploying those funds to earning assets, and our non-bank subsidiaries each of which generate income from management fees and commissions.

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

The levels of non-interest income and non-interest expense also affect our profitability. A significant portion of our revenue is non-interest income of our Banks and non-bank subsidiaries consisting of investment trading fees and commissions, service fees, gains on the sale of mortgage loans and investment securities, and other fees. Non-interest expense consists of compensation and benefits, occupancy related expenses, deposit insurance premiums, expenses of opening bank offices, acquisition-related expenses and other operating expenses. Our profitability also is affected by our effective tax rate, our Banks’ provision for loan losses, and various non-recurring items.

Our approach to management of the spread between interest income and interest expense is described below under “Results of Operations — Asset/Liability Management.”

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in Note 1 to the consolidated financial statements included elsewhere in this Annual Report. Critical accounting policies are both important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses. The Company’s most critical accounting policy relates to the allowance for loan losses and involves significant management valuation judgments. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the collectability of the loan portfolio. Further discussion of the methodologies used in establishing this reserve is set forth below under “Results of Operations – Provision for Loan Losses” and “Financial Condition – Allowance for Loan Losses”.

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

The Company actively manages its past due and non-performing loans in each Bank in an effort to minimize credit losses and monitor asset quality to maintain an adequate loan loss allowance. Although management believes its allowance for loan losses is adequate for each Bank and collectively, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover loan losses or that significant increases to the allowance will not be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of the Company’s net income and capital and could result in an inability to pay dividends, among other adverse consequences.

Impairment of Goodwill Analysis. As required by the provisions of SFAS 142, the Company is required to review the goodwill for impairment at least annually or more frequently based upon facts and circumstances related to a particular reporting unit. Based upon its most recent analysis on December 31, 2003, the Company’s goodwill related to its banking subsidiaries is not impaired.

The fair value of the Company’s non-bank financial subsidiaries (Gold Capital Management and CompuNet Engineering) fluctuates significantly based upon, among other factors, the net operating income of these subsidiaries. If these subsidiaries experience a sustained deterioration in their cash flow from operations, then the Company may have to record goodwill impairment charges.

During 2002 and 2003, CompuNet Engineering did not earn a majority of its revenue from providing services to financial institutions. As a result, the Company was required under the BHC Act to divest itself of CompuNet. During the fourth quarter of 2003, the Company announced its intent to dispose of CompuNet. As a result of the expected disposition of this business, the Company recorded additional impairment charges of $845,000 and $3.3 million in the third and fourth quarters of 2003 to reduce the carrying value of the net assets (including the remaining goodwill) to their fair value. The Company sold CompuNet on February 4, 2004.

Deferred Income Taxes. SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns related to deferred income. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

.

Results of Operations

Overview. During the year ended December 31, 2003, we sold two branches in rural Kansas with aggregate deposits of $38.0 million and recorded a gain of $1.8 million on the transaction. We also sold five locations in Oklahoma with aggregate deposits of $98.0 million and recorded a gain of $3.9 million on the transactions. We further filed an application to merge Gold Bank – Oklahoma into Gold Bank – Kansas. The Company also signed an agreement to sell another branch of Gold Bank – Oklahoma located in Elkhart, Kansas with deposits of $28.1 million, which was consummated on February 6, 2004. We also entered into an agreement to sell seven additional rural Kansas locations with aggregate deposits of $317.3 million. This transaction was consummated on February 13, 2004. The Company further agreed to sell its technology subsidiary, CompuNet Engineering, Inc. and this transaction was consummated on February 4, 2004. In connection with the Company's decision to sell CompuNet, the Company recorded a pre-tax impairment charge of $4.1 million, of which $845,000 was recorded in the third quarter of 2003. The Company has restated their financial statements for 2002 and 2001 to reflect the operations of CompuNet as discontinued operations.

During the year ended December 31, 2002, we acquired four branch locations from a banking institution with deposits aggregating $149 million. This purchase also resulted in the recording of an intangible asset of $3.4 million for core deposit premium. The Company also purchased a trust company for a cash price of $1.8 million. The Company sold four branches in rural Kansas locations with aggregate deposits of $66.7 million and recorded a gain of $2.4 million on the transaction.

During the year ended December 31, 2001, we acquired a branch of a savings institution, a technology services provider (Information Products, Inc.), and a securities company. The acquisitions were accounted for as purchase transactions. Total consideration paid for the 2001 acquisitions using the purchase method was $6.5 million in excess of the fair value of the assets acquired in the purchases, which was accounted for as goodwill.

Net earnings from continuing operations for 2003 totaled $32.8 million, or $0.86 per diluted share. Net earnings from continuing operations for 2002 totaled $25.7 million, or $0.78 per diluted share. Net earnings from continuing operations for 2001 totaled $22.8 million, or $0.66 per diluted share.

The $7.1 million increase in net earnings from continuing operations in 2003 was the result of increased net interest income of $18.4 million, accompanied by a decrease in the provision for loan losses of $6.4 million. The Company also had a decrease in other income of $3.9 million which was offset by an increase in non-interest expense of $11.5 million. Income tax expense also increased by $2.3 million.

The $2.9 million increase in net earnings from continuing operations in 2002 was the result of increased net interest income of $14.8 million, partially offset by an increase in the provision for loan losses of $4.1 million. The Company also had an increase in other income of $13.8 million which was accompanied by a decrease in non-interest expense of $14.2 million. Income tax expense also decreased by $7.4 million.

On January 15, 2004, we entered into a letter of understanding for the sale of our interest in CompuNet. This sale was consummated on February 4, 2004. We recorded a net loss from this discontinued operation of $3.4 million in 2003 and net income of $474 thousand in 2002.

Net Interest Income. The following table presents our average balances, interest income and expense on a tax equivalent basis, and the related yields and rates on major categories of our interest-earning assets and interest-bearing liabilities for the periods indicated:

	Year Ended December 31,

	2003			2002			2001

	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid

Assets:
Loans, net(1)	$2,864,052	$174,830	6.10%	$2,391,253	$165,044	6.90%	$1,965,761	$167,296	8.51%
Investment securities-taxable	783,330	30,043	3.84%	557,933	29,790	5.34%	461,852	30,042	6.50%
Investment securities-nontaxable(2)	75,619	8,751	11.57%	68,834	8,497	12.34%	54,406	5,245	9.64%
Other earning assets	98,325	1,921	1.95%	81,337	2,275	2.80%	64,434	6,054	9.40%

Total earning assets	3,821,326	215,545	5.64%	3,099,357	205,606	6.63%	2,546,453	208,637	8.19%

Noninterest-earning assets	276,313			285,228			270,460

Total assets	$4,097,639			$3,384,585			$2,816,913
Liabilities and Stockholders’ Equity:
Savings deposits and interest—bearing checking	$914,915	$10,187	1.11%	$809,875	12,093	1.49%	$693,265	17,999	2.6%
Time deposits	1,693,859	49,041	2.90%	1,408,577	52,887	3.75%	1,178,995	67,584	5.73%
Short-term borrowings	144,845	1,930	1.33%	133,400	2,451	1.84%	84,591	5,560	6.57%
Long-term borrowings	773,679	30,499	3.94%	561,793	30,593	5.45%	424,138	26,580	6.27%

Total interest-bearing liabilities	3,527,298	91,657	2.60%	2,913,645	98,024	3.36%	2,380,989	117,723	4.94%

Non-interest-bearing liabilities	332,371			287,386			266,563
Stockholders’ equity	237,970			184,948			169,361

Total liabilities and stockholders’ equity	$4,097,639			$3,384,585			$2,816,913

Net interest income(3)		$123,888			107,582			90,914

Net interest spread			3.04%			3.27%			3.25%

Net interest margin(4)			3.24%			3.47%			3.57%

______________

(1)	Non-accruing loans are included in the computation of average balance.
(2)	Yield is adjusted for the tax effect of tax exempt securities and loans. The tax effects in 2003, 2002, and 2001 were $1,534,000, $3,674,000, and $1,836,000, respectively.
(3)	We include loan fees in interest income. Such fees totaled $6,784,000, $5,450,000 and $6,357,000, in 2003, 2002, and 2001, respectively.
(4)	The net interest margin on average earning assets is the net interest income divided by average interest-earning assets.

Total Interest Income. For 2003, total interest income increased $9.9 million, or 4.8%, on a fully taxable equivalent basis. The $9.9 million increase was the result of an increase in the balance of earning assets. The increase was partially offset by 99 basis point decrease in the average rate earned on earning assets. Interest income on loans increased $9.8 million, or 5.93%. For 2003, the average loan balance increased $472.8 million, or 19.8%, and the yield earned on loans decreased from 6.90% in 2002 to 6.10% in 2003. Interest income on investments increased $507 thousand, or 1.3%. For 2003, the average investment balance (taxable and non-taxable) increased $232.2 million, or 37.0%. Interest income on non-taxable investments was positively impacted by the increase in the average balance outstanding, but was negatively impacted by the decrease in average rates earned.

For 2002, total interest income decreased $3.0 million, or 1.5%, on a fully taxable equivalent basis. The $3.0 million decrease was primarily due to the 150 basis point decrease in the average rate earned on earning assets, which was partially offset by the increase in the balance of earning assets. Interest income on loans decreased $2.3 million, or 1.35%. For 2002, the average loan balance increased $425.5 million, or 21.6%, and the yield earned on loans decreased from 8.51% in 2001 to 6.90% in 2002. Interest income on investments increased $3.0 million, or 8.5%. For 2002, the average investment balance (taxable and non-taxable) increased $80.5 million, or 14.7%. Interest income on non-taxable investments was positively impacted by the increase in the average balance outstanding, as well as the increase in the average rate earned by 270 basis points.

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

Total Interest Expense. Total interest expense was $91.7 million for 2003 compared to $98.0 million for 2002, a 6.5% decrease. Interest expense on savings and interest-bearing checking for 2003 decreased $1.9 million, or 15.76%, as a result of a decrease in the rate to 1.11% in 2003 compared to 1.49% in 2002. The decrease in the rate was partially offset by the volume increases related to the $105.0 million increase in the average balance from 2002. Interest expense on time deposits decreased $3.8 million, or 7.3%, primarily as a result of a rate decrease to 2.90% compared to 3.75% for 2002, which was partially offset by an increase in the average balance of such deposits of $285.3 million, or 20.3%. Interest expense on combined short-term and long-term borrowings decreased $615 thousand, or 1.9%, primarily as a result of an increase in the average balance of such borrowings of $223.3 million, or 32.1%, in 2003 compared to 2002.

Total interest expense was $98.0 million for 2002 compared to $117.7 million for 2001, a 16.7% decrease. Interest expense on savings and interest-bearing checking for 2002 decreased $5.9 million, or 32.80%, as a result of a decrease in the rate to 1.49% in 2002 compared to 2.60% in 2001. The decrease in the rate was partially offset by the $116.6 million increase in the average balance from 2001. Interest expense on time deposits decreased $14.7 million, or 21.7%, primarily as a result of an increase in the average balance of such deposits of $229.6 million, or 19.5%, and a rate decrease to 3.75% compared to 5.73% for 2001. Interest expense on combined short-term and long-term borrowings increased $904 thousand, or 2.8%, primarily as a result of an increase in the average balance of such borrowings of $161.8 million, or 30.2%, in 2002 compared to 2001.

Net Interest Income. As a result of the changes described above on a fully taxable equivalent basis, net interest income increased $16.3 million, or 15.2%, for 2003 compared on a fully taxable equivalent basis to 2002. Net interest income increased $16.7 million, or 18.3%, for 2002 compared to 2001 and decreased $4.3 million, or 4.5%, for 2001 compared to 2000.

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

	Year Ended December 31,

	2003 compared to 2002			2002 compared to 2001

	Volume	Average Rate	Total Changes	Volume	Average Rate	Total Changes

	(Dollars in thousands)
Interest Income:
Loans(1)	$32,632	$(22,846)	$9,787	$36,212	$(38,464)	$(2,252)
Investment securities-taxable	12,035	(11,782)	253	4,113	(4,365)	(252)
Investment securities-non-taxable	838	(583)	254	1,259	1,993	3,252
Other earning assets	475	(829)	(354)	2,172	(5,950)	(3,779)

Total interest income	45,980	(36,040)	9,940	43,756	(46,787)	(3,031)
Interest expense:
Savings deposits and interest-bearing checking	1,568	(3,474)	(1,906)	3,013	(8,918)	(5,905)
Time deposits	10,711	(14,557)	(3,846)	13,160	(27,857)	(14,697)
Short-term borrowings	210	(731)	(521)	1,107	(4,216)	(3,109)
Long-term borrowings	11,538	(11,632)	(94)	8,627	(4,614)	4,013

Total interest expense	24,027	(30,394)	(6,367)	25,907	(45,605)	(19,698)

Increase (decrease) in net interest income	$21,953	$(5,646)	$16,307	$17,849	$(1,182)	$16,667

______________

(1)	We include loan fees in interest income. Such fees totaled $6,784,000, $5,450,000, and $6,357,000 in 2003, 2002, and 2001, respectively.

Provision for Loan Losses. The provision for loan losses is a charge against income taken to maintain the allowance for loan losses at a level consistent with management’s assessment of anticipated losses inherent in the loan portfolio in light of economic conditions, market trends and other factors, at a given point in time. The allowance for loan losses is based on a regular analysis of historical loss rates, specific reserves for loans separately identified and general reserves. The provision for loan losses was $13.1 million for 2003 compared to $19.4 million for 2002 or a 32.7% decrease. These provisions were made to reflect management’s assessment of the change in the risk of certain loans and loan categories and for significant growth in outstanding loans. Provisions for 2003 primarily reflect allowances for a $8.2 million commercial/retail development, two loans of $5.7 million on two convenience stores and a commercial office building, and a $3.5 million residential development and construction loan. During 2003, gross loans, excluding loans held for sale, increased $305.8 million or 11.2%. The majority of the loan growth occurred in the real estate and commercial loan portfolios. This loan growth accounted for more than one third of the increase in the provision for loan losses in 2003. Non-performing loans increased to $32.4 million as of December 31, 2003 as compared to $15.9 million at December 31, 2002.

The provision for loan losses was $19.4 million for 2002 compared to $15.3 million for 2001, a 26.8% increase. Non-performing loans increased to $15.9 million as of December 31, 2002 as compared to $23.0 million at December 31, 2001. Part of the increase in provision for loan losses in 2001 was the result of charge-offs in our Oklahoma region with smaller increases in our Kansas and Florida markets. Approximately $6.8 million of the charge-offs in Gold Bank-Oklahoma can be attributed primarily to five borrowers. This includes one borrower who had pledged publicly traded common stock as collateral to secure a $3.0 million dollar loan. The common stock became worthless when it was delisted and the corporation subsequently declared bankruptcy in November 2001. We then charged off the outstanding loan balance on this loan. The second borrower was a distributor of sports apparel whose loan was placed on non-accrual in 2000 and was liquidated in 2001.

Non-Interest Income. The following table presents the components of our non-interest income for the years indicated:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Service fees	$17,626	$17,457	$15,526
Investment trading fees and commissions	5,004	5,649	6,017
Net gains on sales of mortgage loans	2,746	2,201	1,848
Realized and unrealized gains (losses) on securities	1,877	9,500	1,651
Gain on sale of branch facilities	5,738	2,380	—
Trust fees	3,721	2,414	2,297
Bank-owned life insurance	3,717	3,463	3,038
Other income	1,129	2,423	1,297

Total non-interest income	$41,558	$45,487	$31,674

Non-interest income as a percentage of average total assets	1.01%	1.34%	1.11%

Non-interest income was $41.6 million for 2003 compared to $45.5 million for 2002 an 8.6% decrease. This is due to a decrease in investment trading fees and commissions of $645,000 due to declining activity in the stock and bond markets. Gains on the sales of mortgage loans increased $545,000, or 24.8%, in 2003 due to the increased activity in mortgage refinancing and subsequent sales to the secondary market. Realized and unrealized gains on securities decreased from $9.5 million to $1.9 million. Approximately $2.9 million of such realized gains in 2002 came from the sale of an equity security that was an investment of our merchant banking subsidiary. The remainder of such realized gains in 2002 were primarily from the sale of a substantial portion of Gold Bank-Oklahoma’s portfolio of mortgage-backed securities, which had an average yield of approximately 7.5%. Faced with increasing prepayments on these higher yielding mortgage-backed securities, we decided to liquidate them and capture our gain on these securities. This situation did not exist in 2003 and therefore the gains on sales of securities returned to a more normal amount. Trust fees increased by $1.3 million due to increased marketing of trust services and the revenues derived from the George K. Baum acquisition. Gain on sale of branches increased from $2.4 million in 2002 to $5.7 million in 2003 which was related to the sale of more branches in 2003 than in 2002. Other income decreased by $1.3 million primarily due to a decrease in the gain on sale of bank premises and equipment.

Non-interest income was $45.5 million for 2002 compared to $31.7 million for 2001, a 43.6% increase. Service fees increased $1.9 million due primarily to fee income on the investments of the Company. Investment trading fees and commissions declined by $368,000 due to declining activity in the stock and bond markets. Gains on the sales of mortgage loans increased $353,000, or 19.1%, in 2003 due to the increased activity in mortgage refinancing and subsequent sales to the secondary market. Realized and unrealized gains on securities increased from $1.7 million to $9.5 million. Approximately $2.9 million of such realized gains came from the sale of an equity security that was an investment of our merchant banking subsidiary. The remainder of such realized gains were primarily from the sale of a substantial portion of Gold Bank-Oklahoma’s portfolio of mortgage-backed securities, which had an average yield of approximately 7.5%. Faced with increasing prepayments on these higher yielding mortgage-backed securities, we decided to liquidate them and capture our gain on these securities. Trust fees increased by $117 thousand, due to increased marketing of trust services and the revenues derived from the George K. Baum acquisition. Other income increased by $1.1 million.

Non-Interest Expense. The following table presents the components of non-interest expense for the years indicated:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Salaries and employee benefits	$56,348	$48,584	$43,658
Net occupancy expense	7,652	6,218	5,627
Depreciation expense	6,653	6,250	5,774
Goodwill amortization expense	—	—	1,962
Core deposit intangible amortization expense	751	500	173
Recovery of mortgage subsidiary closing expense	—	—	(4,569)
Losses and expenses (net of recoveries) resulting from misapplication of bank funds	(1,868)	136	1,099
Professional services	5,837	6,067	4,521
Data processing expense	8,074	6,843	4,558
Advertising	2,791	2,748	1,969
Postage	1,256	1,165	1,346
Supplies	1,058	1,180	1,487
Telephone	2,208	2,161	1,721
Other	13,646	11,013	9,319

Total non-interest expense	$104,406	92,865	$78,645

Efficiency Ratio	66.01%	62.19%	64.84%

Total non-interest expense was $104.4 million for 2003 compared to $92.9 million for 2002, a 12.4% increase. This increase is primarily the result of increases in salaries and employee benefits of $7.8 million and increases in occupancy expenses of $1.4 million. The increase in salaries and benefits is directly due to the opening of new branch facilities and staffing them accordingly, and the recording of $1.6 million associated with the Company’s restricted stock awards. The increase in occupancy expense is due to the opening of new branch facilities in 2003, as well as branch facilities that were opened during 2002. The Company also adopted the accounting standard relating to goodwill in 2002 and did not record any goodwill amortization in 2003. In 2003, the amount of improper credits and expenses related to the misconduct of Mr. Gullion and Mr. Rector were reimbursed through negotiated restitution agreements. This resulted in a decrease in non interest expense of $1.9 million because the net amount received through restitution exceeded expenses associated with the recovery. Professional services decreased from $6.1 million to $5.8 million, or a decrease of $370 thousand. A significant portion of this decrease was from the costs of litigation in 2002 seeking protection of the Company’s “More Than Money” trademark were much less in 2003. Data processing expenses increased $1.2 million due to adding facilities. Advertising expenses also increased $104 thousand, which was a result of increased marketing efforts at the Bank locations.

Total non-interest expense was $92.9 million for 2002 compared to $78.7 million for 2001, a 18.1% increase. Salaries and employee benefits increased $4.9 million and occupancy expenses increased $1.4 million. Both of these increases are primarily the result of opening new facilities and staffing them accordingly. The adoption of the new accounting standard decreased non-interest expense in 2002 by $1.9 million. In 2002, the amount of improper credits and expenses related to the misconduct of Mr. Gullion and Mr. Rector totaled $136,000 and are listed as “Losses resulting from misapplication of bank funds.” Professional services increased from $4.5 million to $6.1 million, or an increase of $1.6 million. A significant portion of this increase was from the costs of litigation seeking protection of the Company’s “More Than Money” trademark. Data processing expenses increased $2.3 million due to adding facilities. Advertising expenses also increased $675 thousand, which was a result of increased marketing efforts at the Bank locations.

Income Tax Expense. Income tax expense was $13.6 million for 2003 compared to $11.4 million for 2002, a $2.3 million, or 20.0%, increase. Income tax expense for 2002 was $11.4 million, or $7.4 million more than 2001. Income tax expense for 2001 was $4.0 million. The effective tax rates for 2003, 2002 and 2001 were 29.4%, 30.6% and 14.9%, respectively. The 2003 and 2002 effective tax rates differ from the expected rate of 35% due primarily to the non-taxable income recorded from the Company’s investment in their bank-owned life insurance policies and tax-exempt securities. In 2001, the effective tax rate was further reduced from the expected 35% rate by the tax adjustments generated by the use of a capital loss carryforward and the Regional Holding Company arbitration settlement award.

Discontinued Operations. During 2002 and 2003, CompuNet Engineering, Inc. did not earn a majority of its revenue from providing services to financial institutions. As a result, the Company was required under the Bank Holding Company Act to divest its interest in CompuNet. On January 15, 2004, we entered into a letter of understanding for the sale of our interest in CompuNet. This sale closed on February 4, 2004. We recorded a net loss from this discontinued operation of $3.4 million in 2003 and net income of $474 thousand in 2002. The 2003 loss included impairment charges of $4.1 million to reduce the carrying value of CompuNet’s net assets (primarily goodwill) to the estimated fair values.

The following table sets forth the maturities of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003.

	Interest Rate Sensitivity

	0-3 Months	4 Months to 12 Months	Over 1 to 5 Years	Over 5 Years	Total

	(Dollars in thousands)
Rate Sensitive Assets:
Loans	$1,712,903	$357,906	$832,347	$113,766	$3,016,922
Investment securities	268,668	348,592	284,712	84,113	986,084
Other interest-bearing assets	38,693	285	—	—	38,978

Total rate sensitive assets	$2,020,264	$706,783	$1,117,059	$197,879	$4,041,984

Rate Sensitive Liabilities:
Savings deposits and interest-bearing checking	$915,212	—	—	—	$915,212
Time deposits	561,178	653,808	677,769	839	1,893,594
Short-term borrowings	135,049	—	—	—	135,049
Long-term borrowings	73,872	43,275	258,564	383,404	759,115

Total rate-sensitive liabilities	$1,685,311	$697,083	$936,333	$384,243	$3,702,970
Interest Rate Derivatives	(227,550)	37,550	—	190,000	—

Net gap	$107,403	$47,250	$180,726	$3,636	$339,015

Cumulative gap	$107,403	$154,653	$335,379	$339,015

Cumulative ratio of interest-earning assets to interest-bearing liabilities	105.61%	107.16%	119.30%	101.87%

Ratio of cumulative gap to interest-earning assets	5.32%	5.67%	8.72%	8.39%

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

Financial Condition

Lending Activities

Commercial Loans. This category includes loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans were $893.3 million as of December 31, 2003, or 29.7% of total loans, as compared to $816.5 million as of December 31, 2002, or 29.9% of total loans. This increase of $76.8 million, or 9.4%, can be attributable to a continued increase in market share in the Kansas City metro area, and contributions from our expansion into the Oklahoma City, Oklahoma, Sarasota and Tampa, Florida markets.

Real Estate Construction. Commercial real estate loans totaled $656.2 million at December 31, 2003, compared to $357.4 million at December 31, 2002, an increase of $298.8 million, or 83.6%. This increase primarily reflects the continual increase in residential and commercial construction activity in Johnson County, Kansas, as well as an increased presence in our Florida market area.

Real Estate Loans. Real estate loans represent the largest class of our loans. We categorize real estate loans as follows:

•

Commercial. Commercial real estate loans increased to $996.0 million at December 31, 2003 compared to $959.3 million at December 31, 2002, an increase of $36.7 million, or 3.8%. This increase was the direct result of increased market share in the Kansas City metro area, continued expansion into the Oklahoma City marketplace, and new expansion into the Sarasota and Tampa Bay markets.

•

1 to 4 Family Residential. Residential loans totaled $224.0 million at December 31, 2003, compared to $260.3 million at December 31, 2002, a decrease of $36.7 million, or 13.9%. Loans in this category consist primarily of owner-occupied residential loans. This decrease is due to the sale of loans held in our Florida charter’s portfolio, and due to significant refinancing due to all time record lows in interest rates in the home mortgage market.

•

Agricultural. This category consists of loans secured by agricultural real estate. Agricultural loans totaled $73.2 million at December 31, 2003, compared to $81.2 million at December 31, 2002, a decrease of $8.0 million, or 9.9%. This decrease in loans corresponds with a similar decrease in agricultural loans as the bank is focusing on improving its portfolio by adding additional security in the form of real estate, and properly structuring the borrower’s balance sheet to improve cash flow.

•

Mortgage Loans Held for Sale. Mortgage loans held for sale represent residential loans intended to be sold to secondary investors and in the process of being delivered. Mortgage loans held for sale totaled $5.9 million at December 31, 2003, compared to $25.1 million at December 31, 2002, a decrease of $19.3 million, or 76.6%. This decrease was the result of the timing of the sale of individual loans and the low volume of refinancing at the end of 2003.

Agricultural Loans. Agricultural loans are typically made to farmers, small corporate farms, and feed and grain dealers. Agricultural loans were $113.6 million as of December 31, 2003, as compared to $160.0 million as of December 31, 2002, a decrease of $46.4 million, or 29.0%. Agricultural loans as a percent of total loans decreased from 5.86% in 2002 to 3.77% in 2003. The decrease in agricultural loans was due to a continuing emphasis in reducing agricultural loan exposure and the sale of rural branches that contained this type of loan.

Consumer and Other Loans. Loans classified as consumer and other loans include automobile, other personal loans and credit card loans. The majority of these are installment loans with fixed interest rates. Consumer and other loans were $54.7 million as of December 31, 2003, compared to $70.4 million as of December 31, 2002, a decrease of $15.7 million, or 22.3%. Consumer and other loans represented 1.81% of total loans as of December 31, 2003, a decrease from 2.58% as of December 31, 2002.

The following table presents the balance of each major category of our loans as of December 31 of each year.

	2003		2002		2001		2000		1999

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Commercial	$893,317	29.61%	$816,542	29.92%	$629,572	29.12%	$535,258	27.50%	$504,393	27.72%
Real estate construction	656,163	21.75%	357,351	13.08%	203,785	9.42%	188,118	9.67%	114,425	6.29%
Real estate(1)	1,293,943	42.86%	1,300,940	47.64%	1,008,694	46.65%	769,118	39.51%	700,497	38.49%
Loans held for sale	5,883	0.20%	25,134	0.92%	11,335	0.52%	134,081	6.89%	149,560	8.22%
Agricultural	113,641	3.77%	159,950	5.86%	196,612	9.09%	202,714	10.42%	210,985	11.59%
Consumer and other loans	53,975	1.81%	70,434	2.58%	112,407	5.20%	116,879	6.01%	139,988	7.69%

Total loans	3,016,922	100.00%	2,730,351	100.00%	2,162,405	100.00%	1,946,168	100.00%	1,819,848	100.00%
Less allowance for loan losses	34,017		33,439		26,097		26,180		26,038

Total	$2,982,905		$2,696,912		$2,136,308		$1,919,988		$1,793,810

______________

(1)	Includes commercial real estate loans, agriculture real estate loans and 1 to 4 family residential real estate loans.

The following table sets forth the repricing of portfolio loans and the amount of loans with predetermined interest rates and floating rates outstanding as of December 31, 2003.

	0-3 Months	4 Months to 12 Months	Over 1 to 5 Years	Over 5 Years	Total

	(Dollars in thousands)
Loan category:
Commercial	$616,733	$84,749	$184,978	$6,857	$893,317
Real estate construction	467,428	25,560	154,863	8,312	656,163
Real estate	498,824	231,424	470,366	92,567	1,293,181
Loans held for sale	2,137	—	—	3,746	5,883
Agricultural loans	104,791	5,327	3,092	431	113,641
Consumer and other loans	22,989	10,847	19,049	1,852	54,737

Total Loans	$1,712,903	$357,906	$832,347	$113,765	$3,016,922

As of December 31, 2003, loans repricing after one year includes approximately $679 million in fixed rate loans and $267 million in floating or adjustable rate loans.

Asset Quality. We follow regulatory guidelines in placing loans on a non-accrual basis and place loans with doubtful principal repayment on a non-accrual basis, whether current or past due. We consider non-performing assets to include all non-accrual loans, other loans 90 days or more past due as to principal and interest, other real estate owned (“OREO”) and repossessed assets. We do not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest income is reversed against current income. We would have recorded additional interest in the amounts of $1,454,000, $763,000, and $1,955,000, for the years ended December 31, 2003, 2002, and 2001, respectively, if non-accrual loans had been current during these periods.

Restructured and impaired loans, other than non-accrual loans, are considered insignificant for all years presented.

Non-performing assets are summarized in the following table:

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Loans:
Loans past due 90 days or more still accruing	$9,239	$790	$5,270	$869	$1,757
Non-accrual loans	23,131	15,077	17,737	19,853	6,094

Non-performing loans	32,370	15,867	23,007	20,722	7,851
Other assets	300	4,366	5,288	141	93
Foreclosed assets held for sale	6,362	1,993	4,217	3,573	2,749

Non-performing assets	$39,032	$22,226	$32,512	$24,436	$10,693

Non-performing loans as a percentage of total loans	1.07%	0.58%	1.06%	1.06%	0.43%

Non-performing assets as a percentage of total assets	0.90%	0.58%	1.08%	0.81%	0.42%

Non-performing assets as a percentage of total loans and OREO	1.29%	0.81%	1.50%	1.25%	0.60%

The increase during 2003 in non-performing loans can be largely attributed to three specific credits, which can be summarized as follows:

•

$8.2 million commercial/retail development loan that, due to issues that jeopardized their corporate standing, remained past due over 90 days at year end. Subsequently those issues were addressed and we anticipate that this loan will return to performing status by the end of the first quarter of 2004.

•

Two related credits totaling $5.7 million placed on non-accrual status. The loans are secured by two convenience stores and a commercial office building. Subsequent to December 31, 2003, two of the properties were sold and the proceeds were used to reduce the total outstanding balance by $2.57 million. The Bank maintains an allowance of $134 thousand for the remaining balance of these credits.

•

$3.5 million residential development and construction loan. This note matured and the borrower lacked sufficient cash reserves or backlog to support renewal. The Bank maintains a $726 thousand allocated allowance in light of the value of the collateral supporting this loan.

The substantial decrease during 2002 in non-performing loans resulted primarily through the collection or workout of five specific credits that were non-performing as of December 31, 2001. The action taken with respect to these non-performing loans can be summarized as follows:

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

The drop in non-performing assets in 2002 also can be attributed to the liquidation of two commercial properties during 2002 that were acquired through a settlement agreement in 2001 from a company involved in the distribution of sports apparel located in Oklahoma and $1.1 million of proceeds related to the condemnation of land purchased as part of a real estate transaction involving a business acquaintance of Mr. Gullion for $4.4 million. See “Item 13 — Certain Relationships and Related Transactions” in the 2002 Annual Report.

Allowance for Loan Losses. The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 69.0% of our total assets as of December 31, 2003. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management’s experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable loan losses.

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

The allowance for loan losses on December 31, 2003, totaled $34.0 million, or 1.13% of outstanding loans, compared to $33.4 million, or 1.23% of outstanding loans, at December 31, 2002. The increase in our allowance for loan losses during 2003 reflects the $286.6 million or 10.5% increase in our loan portfolio. Our non-performing loans as a percentage of our total loans increased from 0.58% at December 31, 2002 to 1.07% at December 31, 2003. See discussion in the provision for loan losses section for additional detail on the provision for loan loss and charge-offs. Charge-offs were $13.5 million, recoveries were $1.0 million and provisions charged to expense were $13.1 million in 2003.

The allowance for loan losses on December 31, 2002 totaled $33.4 million, a $7.3 million increase from the prior year. As part of the internal investigation and the examination by bank regulatory authorities, a careful review was made of loans made by Gold Bank-Kansas, Gold Bank-Oklahoma or Gold Bank-Florida in which Mr. Gullion had a role in initiating or approving the loans. Based on an analysis of the creditworthiness of the borrowers on those loans and the value of any collateral securing those loans, bank regulatory authorities indicated that Gold Bank-Kansas should increase its allowance for loan losses by $2.0 million as of December 31, 2002. Charge-offs were $13.8 million, recoveries were $1.8 million and provisions charged to expenses were $19.4 million in 2002.

The allowance for loan losses on December 31, 2001, totaled $26.1 million, a $83 thousand decrease from the prior year. Charge-offs were $17.1 million, recoveries were $1.7 million and provisions charged to expenses were $15.3 million in 2001.

The following table sets forth activity in our allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Total net loans outstanding at the end of the year	$2,982,904	$2,696,587	$2,136,308	$1,919,988	$1,793,810
Average net loans outstanding during the year	2,829,594	2,391,261	1,965,761	1,868,494	1,627,212
Allowance for loan losses, beginning of the year	33,439	26,097	26,180	26,038	20,141
Charge-offs:
Commercial	8,780	6,842	13,101	4,112	4,652
Real estate
Commercial	355	1,596	448	251	392
Construction	1,102	1,202	16	—	—
1 to 4 family residential	709	858	584	309	265
Agricultural	184	1,212	817	186	141
Loans held for sale	—	—	—	—	—
Total real estate	2,350	4,868	1,865	746	798
Agricultural	1,380	828	658	213	1,757
Consumer and other	1,012	1,299	1,476	1,404	2,371
Total charge-offs	13,522	13,837	17,100	6,475	9,578
Recoveries:
Commercial	497	801	798	774	794
Real estate
Commercial	39	309	55	54	68
Construction	50	—	—	—	—
1 to 4 family residential	59	15	105	91	202
Agricultural	3	27	16	105	12
Loans held for sale	—	—	—	—	5
Total real estate	151	351	176	250	287
Agricultural	72	203	210	391	115
Consumer and other	316	404	519	529	567
Total recoveries	1,036	1,759	1,703	1,944	1,763
Net charge-offs	12,486	12,078	15,397	4,531	7,815
Provision charged to operations	13,064	19,420	15,314	4,673	11,586
Adjustments due to acquired companies	—	—	—	—	2,126
Allowance for loan losses, end of year	$34,017	$33,439	$26,097	$26,180	$26,038
Ratios:
Allowance as a percentage of total loans	1.13%	1.23%	1.21%	1.35%	1.43%
Net charge-offs to average loans outstanding	0.41%	0.44%	0.78%	0.24%	0.48%
Allowance as a percentage of non-performing loans	105.08%	210.75%	113.42%	126.34%	331.65%

The following table sets forth the allocation of our allowances for loans losses among categories of loans as of December 31, 2003, 2002, 2001 and 2000:

	Dec. 31, 2003 Amount	Percent of Loans in Each Category to Total Loans	Dec. 31, 2002 Amount	Percent of Loans in Each Category to Total Loans	Dec. 31, 2001 Amount	Percent of Loans in Each Category to Total Loans	Dec. 31, 2000 Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Commercial	$10,584	29.61%	$11,408	29.92%	$7,598	29.12%	$10,498	27.50%
Real estate construction	6,477	21.73%	4,114	13.08%	2,459	9.42%	1,463	9.67%
Real estate	14,578	42.86%	14,976	47.64%	12,173	46.65%	9,161	39.51%
Loans held for sale	295	0.20%	289	0.92%	137	0.52%	609	6.89%
Agricultural	1,273	3.77%	1,841	5.86%	2,373	9.09%	2,844	10.42%
Consumer and other	810	1.81%	811	2.58%	1,357	5.20%	1,605	6.01%
Total	$34,017	100.00%	$33,439	100.00%	$26,097	100.00%	26,180	100.00%

The allocation percentages assigned to each category of loans have been developed based on an analysis of historical loss rates, specific reserves and general reserves. The amount of real estate construction loans increased as a result of significant activity in the major metropolitan areas the banks serve. Agricultural loans decreased due to the sale of our rural branches. In addition, the Company, upon the suggestion of the bank regulatory authorities, increased its allowance of loan losses allocated to commercial loans in 2002 to reflect those loans in which Mr. Gullion had a role in initiating or approving and either the creditworthiness of the borrower or the collateral securing such loan necessitated such additional provision. The portion of the allowance allocated to real estate and real estate construction loans increased by approximately $2.8 million and $1.7 million, respectively, primarily as a result of the increased loans in those categories.

Investment Activities. Our investment portfolio serves three important functions: first, it facilitates the adjustment of the balance sheet’s sensitivity to changes in interest rate movements; second, it provides an outlet for investing excess funds; and third, it provides liquidity. The investment portfolio is structured to maximize the return on invested funds within conservative risk management guidelines. The portfolio is comprised primarily of available for sale securities, which includes U.S. Treasury securities, U.S. government agency obligations, state municipal obligations, Federal Reserve Bank stock, Fannie Mae stock, and Federal Home Loan Bank stock. The U.S. government agency obligations include Federal Home Loan Mortgage Corporation (“FHLMC”) notes, Fannie Mae notes and mortgage-backed securities, Federal Home Loan Bank notes and Government National Mortgage Association (“GNMA”) mortgage-backed securities. As of December 31, 2003, the available for sale portfolio totaled $842.9 million, including a net unrealized gain of $3.4 million.

The investment portfolio increased $250.0 million, or 34.0%, during 2003. During 2002, the investment portfolio increased $147.3 million, or 25.0%. The investment portfolio increased $62.8 million, or 12.0%, during 2001.

The composition of the investment portfolio as of December 31, 2003 was 61.0% U.S. Treasury and agency securities, 5.0% state and municipal securities, 24.5% mortgage-backed securities, 1.0% trading securities and 8.5% other securities. The comparable distribution for December 31, 2002 was 19.5% U.S. Treasury and agency securities, 10.5% state and municipal securities, 57.7% mortgage-backed securities, 0.5% trading securities and 11.8% other securities. The investment portfolio represented 22.8% and 19.3% of total assets at December 31, 2003 and 2002, respectively. The composition of the investment portfolio as of December 31, 2001 was 9.6% U.S. Treasury and agency securities, 11.0% state and municipal securities, 67.5% mortgage-backed securities, 1.1% trading securities and 10.8% other securities. The estimated maturity of the investment portfolio on December 31, 2003 was three years.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At December 31,
	2003	2002	2001
Securities held to maturity:(1)	(Dollars in thousands)
U.S. Treasury and other U.S. agencies and corporations	$698	$—	$—
Other	44,510	45,565	12,660
Obligations of states and political subdivisions	955	1,244	1,530
Mortgage-backed securities	87,329	155,754	174

Total	$133,492	$201,563	$14,364
Securities available for sale:(2)
U.S. Treasury and other U.S. agencies and corporations	$600,555	$143,705	$56,793
Obligations of states and political subdivisions	48,613	76,106	63,235
Mortgage-backed securities	153,859	269,197	397,212
Held for trading(3)	9,692	3,485	6,668
Other(4)	39,873	42,029	50,506

Total investment securities	$986,084	$736,085	$588,778

______________

(1)	Held to maturity securities are carried at amortized cost.
(2)	Available for sale securities are carried at fair value.
(3)	Trading securities are carried at fair value.
(4)	Includes Federal Home Loan Bank stock, Federal Reserve stock and Fannie Mae stock.

The following table sets forth a summary of maturities in the investment portfolio at December 31, 2003.

	One year or less		Over One Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 years		Total
	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield
	(At carrying value) (Dollars in thousands)
U.S. Treasury and other U.S. agencies and corporations	$1,675	1.47%	$546,190	2.91%	$48,777	2.92%	$4,911	5.09%	$601,253	2.92%
Obligations of states and political subdivisions	1,527	4.07%	13,241	4.17%	14,989	5.53%	19,811	23.30%	49,568	12.22%
Mortgage-backed securities	—	—	9	6.76%	—	—%	241,179	3.14%	241,188	3.14%
Other	—	—	41	3.74%	—	—%	45,118	7.14%	45,159	7.13%
Total	$3,202	2.71%	$559,481	2.94%	$63,466	3.54%	$311,019	5.04%	$937,168	3.67%

The above table does not include trading securities of $9.7 million and investments without stated maturities of $39.0 million, which consists principally of Federal Home Loan Bank stock.

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

Deposits are attracted principally from within our Banks’ primary market area through the offering of a broad variety of deposit instruments including: checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100 thousand or more), and retirement savings plans. Our Banks have aggressively attempted to obtain deposits in selected markets to increase market share or meet particular liquidity needs. We have used brokered deposits and have sought to attract deposits outside our market areas. On December 31, 2003, we had approximately $602.3 million of deposits, compared with $249.6 million on December 31, 2002, which were obtained through brokers. Brokered deposits represented 19.0% of our total deposits as of December 31, 2003.

Maturity terms, service fees and withdrawal penalties are established by our Banks on a periodic basis. The determination of rates and terms is predicated on funds transaction and liquidity requirements, rates paid by competitors, growth goals and federal obligations.

During 2003, average balances of non-interest bearing demand deposits increased $49.6 million, or 19.2%; average balances of savings and interest bearing deposits increased $105.0 million, or 13.0%; and average balances of time deposits increased $285.3 million, or 20.3%. As of December 31, 2003, the balance of total deposits had increased $447.9 million compared to December 31, 2002. This increase is due to increases of $47.7 million in time deposits less than $100 thousand, a $335.2 million increase in time deposits greater than $100 thousand, and a $10.0 million increase in savings and now accounts. Approximately $352.7 million of the increase was the direct result of increases in brokered deposits.

During 2002, average balances of non-interest bearing demand deposits decreased $21.3 million, or 9.0%; average balances of savings and interest bearing deposits increased $116.6 million, or 16.8%; and average balances of time deposits increased $229.6 million, or 19.5%. As of December 31, 2002, the balance of total deposits had increased $552.7 million compared to December 31, 2001. This increase is primarily due to decreases of $189.9 million in time deposits less than $100 thousand, a $153.9 million increase in time deposits greater than $100 thousand, and a $170.4 million increase in savings and now accounts. Approximately $149 million of the increase was the direct result of purchasing four bank branches from Encore Bank in 2002.

During 2001, average balances of non-interest bearing demand deposits decreased $21.6 million, or 8.3%; average balances of savings and interest bearing deposits increased $83.4 million, or 13.7%; and average balances of time deposits increased $62.9 million, or 5.6%.

The following table sets forth the average balances and weighted average rates for our categories of deposits at the dates indicated.

	Year Ended December 31,

	2003			2002			2001

	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits

	(Dollars in thousands)
Non-interest bearing demand	$307,690	—	10.55%	$258,897	—	10.45%	$237,571	—	11.26%
Savings deposits and Interest-bearing demand	914,915	1.11	31.37%	809,875	1.49%	32.69%	693,265	2.60%	32.86%
Time deposits	1,693,859	2.90	58.08%	1,408,577	3.75%	56.86%	1,178,995	5.73%	55.88%

Total	$2,916,464		100.00%	$2,477,349		100.00%	$2,109,831		100.00%

The aggregate average balance of brokered time deposits was $418.6 million, $205.6 and $38.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

We do not have a concentration of deposits from any one source the loss of which would have a material adverse effect on our business.

The following table sets forth a summary of our deposits at the dates indicated.

	December 31,

	2003	2002	2001

	(Dollars in thousands)
Non-interest-bearing	$355,637	$300,679	$263,296
Interest-bearing:
Savings and NOW accounts	915,212	905,167	728,590
Time deposits less than $100,000
Brokered	154,245	85,951	4,282
Retail	866,541	887,114	783,919
Time deposits greater than $100,000
Brokered	448,031	163,661	53,212
Retail	424,777	373,997	330,567

Total deposits	$3,164,443	$2,716,569	$2,163,866

The increase in interest-bearing brokered deposits in 2003 and 2002 was a result of the need of additional deposits to fund the increase in loans in our higher growth metropolitan markets.

The following table summarizes at December 31, 2003, our certificates of deposit of $100,000 or more by time remaining until maturity (dollars in thousands).

Maturity Period:
Less than three months	$272,094
Over three months through six months	178,552
Over six months through twelve months	152,974
Over twelve months	427,761

Total	$1,031,381

We have no other time deposits in excess of $100,000.

Derivative Financial Instruments

In August 2002, we entered into three interest rate swap agreements with an aggregate notional amount of $82.5 million. The interest rate swaps are derivative financial instruments and were designated as fair value hedges of the trust preferred securities. Each swap had a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities. Under each of the swaps, we paid interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and we received a fixed rate equal to the interest that we are obligated to pay on the related trust preferred securities.

A $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. A $16.3 million notional amount swap agreement was called by the counter-party and terminated on June 30, 2003. Under these swap agreements, no payments were due between the parties and no gain or loss was recognized by us when they were called. There are no current plans to replace these terminated swap agreements. The remaining swap agreement with a national amount of $37.6 million is also callable by the counter-party prior to its respective maturity date.

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

The use of derivative financial instruments is intended to reduce the Company’s interest rate exposure. Derivative financial instruments held by the Company for purposes of managing interest rate risk are summarized as follows:

	December 31

	2003		2002

	Notional amount	Credit exposure	Notional amount	Credit exposure

	(Dollars in thousands)
Interest rate swaps	$227,550	443	$82,550	—

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.

During the year ended December 31, 2003, we received net cash flows of $4.3 million under the three agreements, which was recorded as a reduction of interest expense on borrowings.

Capital and Liquidity

Sources of Liquidity. Liquidity defines our ability, and the ability of our Banks, to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of our Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments), from each Bank’s assets. Intermediate term liquidity is provided by our Banks’ investment portfolios. Our Banks also have established a credit facility with the Federal Home Loan Bank, under which our Banks are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from our subsidiary Banks.

Cash provided by operating activities for 2003 was $125.4 million, consisting primarily of net earnings adjusted for non-cash items, loan loss provision (which was offset by origination of loans held for sale) and an increase in other assets. Cash used in investing activities was $725.4 million, consisting primarily of increased loans of approximately $352.3 million, purchases of held-to-maturity securities of $70.9 million, and an increase in available for sale securities of $900.3 million. Net activity in financing consisted of an increase in deposits of approximately $580.0 million, principal payments on long-term debt of $166.0 million, and proceeds from issuance of long-term debt of $249.0 million, which resulted in net cash provided of $621.3 million.

We and our subsidiaries actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be “well capitalized” a company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at December 31, 2003 were 10.78%, 8.87% and 7.01%, respectively. These same ratios at December 31, 2002 were 11.02%, 8.61% and 6.96%, respectively.

The principal source of funds at the holding company level is dividends from the Banks. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At December 31, 2003, our subsidiary banks could pay $13.7 million in dividends to us and still remain well capitalized. Management believes funds generated from the dividends from our subsidiaries and our existing lines of credit will be sufficient to meet our current cash requirements. However, if we continue at our current rate of internal growth, we will need to raise additional equity to remain “well capitalized”.

LaSalle Line of Credit. We have a revolving line of credit with LaSalle Bank National Association (“LaSalle Credit Line”). On July 1, 2003, we entered into an amendment with LaSalle Bank to reduce the maximum amount that we may borrow from $25 million to $10 million and extend the maturity date from July 1, 2003 to July 1, 2004. Interest accrues on advances under the LaSalle Credit Line at our option at a rate equal to either LIBOR plus 1.25% per annum or LaSalle Bank’s prime rate (but in no event will the interest rate under the LaSalle Credit Line be less than 3.5% per annum). We draw on the LaSalle Credit Line from time to time to fund various corporate matters including making contributions to our bank subsidiaries to help them maintain their “well-capitalized” status. As of December 31, 2003, we had an outstanding balance of approximately $1.5 million on the LaSalle Credit Line, which was paid off in the first quarter of 2004.

As a result of the misappropriation of funds by Mr. Gullion and the actions taken by the bank regulatory authorities in response thereto, we were in default under the LaSalle Credit Line. We have obtained a waiver from LaSalle Bank with respect to this default.

ESOP Loan Agreement. Under the Amended and Restated Loan Agreement, dated as of February 8, 2002 (“ESOP Loan Agreement”), of our Employees’ Stock Ownership Plan (the “ESOP”) with LaSalle Bank, the ESOP may borrow up to $15 million. Loans under the ESOP Loan Agreement bear interest, at the ESOP’s option, at either LaSalle Bank’s Prime Base Rate or LIBOR plus 1.75%. As of December 31, 2003, the ESOP has approximately $11.6 million outstanding under the ESOP Loan Agreement, which it borrowed to purchase our common stock. We guarantee the ESOP’s obligations under the ESOP Loan Agreement. We currently do not anticipate that the ESOP will need to borrower any further amounts under the ESOP Loan Agreement.

As a result of the misappropriation of funds by Mr. Gullion and the actions taken by the bank regulatory authorities in response thereto, the ESOP was in default under the ESOP Loan Agreement. We have obtained a waiver from LaSalle Bank with respect to this default.

Federal Home Loan Banks of Des Moines, Topeka and Atlanta. Gold Bank-Kansas had approximately $16 million outstanding as of December 31, 2003 under its credit agreement with Federal Home Loan Bank of Des Moines (“FHLB-Des Moines”). Gold Bank-Kansas also had approximately $404.7 million of advances outstanding as of December 31, 2003 under its credit agreement with the Federal Home Loan Bank of Topeka (“FHLB-Topeka”). As of December 31, 2003, Gold Bank-Florida had approximately $70.0 million of advances outstanding under its credit agreement with the Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”). The Federal Home Loan Banks of Des Moines and Topeka could assert that the events described above under Item 3 of this Annual Report under the caption “Regulatory Examinations and Supervisory Actions” above permit them to declare Gold Bank-Kansas in default if such events were to have a material adverse effect on Gold Bank-Kansas. We do not believe that such events have had a material adverse effect on Gold Bank-Kansas or that Gold Bank-Kansas is in default under these agreements. However, neither the FHLB-Des Moines or the FHLB-Topeka is willing to waive any potential defaults that might rise under the agreements if such events were to ultimately have a material adverse effect on Gold Bank-Kansas.

Gullion Restitution. On May 20, 2003, Gold Bank-Kansas entered into a restitution agreement with Mr. Gullion, pursuant which Gold Bank-Kansas received restitution of approximately $2.3 million. A more detailed discussion of this restitution agreement is set forth under Note 9 “Gullion Restitution” to the Company’s Financial Statements in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. On November 21, 2003, the Company and Gold Bank-Kansas entered into a second Restitution and Settlement Agreement with Mr. Gullion. Pursuant to the terms and conditions of this second Restitution and Settlement Agreement, the Company received a final restitution payment from Mr. Gullion in the amount of $1.2 million on November 26, 2003. As a condition of this second agreement, the Company and Mr. Gullion released any and all claims they may have against one another.

Capital. We and our subsidiaries actively monitor the subsidiaries’ compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, our Banks have increased core capital through retention of earnings or capital infusions. The primary source of funds available to us is dividends by our subsidiaries. Each Bank’s ability to pay dividends may be limited by regulatory requirements. At December 31, 2003, our subsidiaries could pay dividends of $74.4 million without prior regulatory approval.

BOLI Policies. The Banks have purchased bank-owned life insurance (“BOLI”) policies with death benefits payable to the Banks on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank’s aggregate investment in BOLI to 25% of the banks’ capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the bank’s capital and surplus. All of the Banks’ BOLI investments comply with federal guidelines. As of December 31, 2003, Gold Bank-Kansas had $44.7 million of BOLI (equal to 23.3% of its capital and surplus) compared to $28.8 million (16.2% of its capital and surplus) as of December 31, 2002, an increase of $15.9 million or 55.2%. As of December 31, 2003, Gold Bank-Oklahoma had $21.7 million of BOLI (equal to 24.3% of its capital and surplus), compared to $16.6 million (19.9% of its capital and surplus) as of December 31, 2002, an increase of $5.1 million , or 30.7%. As of December 31, 2003, Gold Bank-Florida had $13.7 million of BOLI (equal to 24.0% of its capital and surplus), compared to $11.1 million (23.0% of its capital and surplus) as of December 31, 2002, an increase of $2.6 million, or 23.4%.

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

In 2001, CompuNet acquired the assets of Information Products, Inc., which provides technology services, including LAN, WAN, product support, telecommunication line monitoring, hardware, maintenance and systems design and installation across all industry sectors. This acquisition significantly increased the amount of CompuNet’s non-financial data processing activities. For the year ended December 31, 2003, approximately 60% of CompuNet’s revenues were non-financial in nature, and thus not in compliance with the Federal Reserve’s current 30% limitation. On February 4, 2004, the Company sold its interest in CompuNet Engineering to Computer Source, Inc.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the consolidated balance sheet. The most significant of these are loan commitments totaling approximately $903.9 million (including approximately $36.1 million in unused approved credit card lines) and standby letters of credit, totaling approximately $51.3 million at December 31, 2003. The Company has various other financial instruments with off-balance sheet risk, such as commercial letters of credit and commitments to purchase and sell when-issued securities. Since many commitments expires unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2003 and the expected timing of these payments follows:

	Payments Due By Period

(In Thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total

Long-term debt obligations	$13,895	$197,945	$95,146	$324,540	$631,526
Operating lease obligations	3,473	5,843	3,842	15,642	28,800
Purchase obligations	1,944	3,588	2,800	3,500	11,832
Time Open and C.D.’s	1,135,190	560,201	197,364	839	1,893,594

Total	$1,154,502	$767,577	$299,152	$344,521	$2,565,752

Impact of Inflation and Changes Prices

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

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities”, in December 2003. FIN 46R clarifies the requirements that investments in variable interest entities (VIE) be consolidated by the entity that has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected returns, or both. Public companies must apply the unmodified provisions of the Interpretation to “special-purpose entities” by the end of the first reporting period ending after December 15, 2003. Public companies, other than small business issuers, must apply the revised Interpretation by the end of the first reporting period beginning after December 15, 2003 to all entities that are not special-purpose entities. The Company adopted the provisions of FIN 46R at December 31, 2003. The effect of such adoption was the deconsolidation of the Trusts, which have issued Trust Preferred Securities.

The Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, in May 2003. Statement No. 150 established standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify financial instruments that are within its scope as a liability (or an asset in some circumstances). Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; and (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares, or variations inversely related to changes in the fair value of the issuer’s equity shares. Statement No. 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the Statement on July 1, 2003 did not have a significant impact on the Company’s Consolidated financial statements.

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	the ability to consummate the merger with SAC Acquisition Corp., a subsidiary of Silver Acquisition Corp.
•	inability to obtain waivers of defaults under our credit facilities or find alternative financing
•	transition and strategies of new management
•	changes in interest margins on loans
•	changes in allowance for loan losses
•	changes in the interest rate environment
•	competitive pressures among financial services companies may increase significantly
•	general economic conditions, either nationally or in our markets, may be less favorable than expected
•	legislative or regulatory changes may adversely affect the business in which our Company and its subsidiaries are engaged
•	technological changes may be more difficult or expensive than anticipated
•	changes may occur in the securities markets

These risks and other risks are described in Exhibit 99.1 to this Annual Report and are incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Along with internal gap management reports, we and our Banks use an asset/liability modeling service to analyze each Bank’s current gap position. The system simulates our Banks’ asset and liability base and projects future net interest income results under several interest rate assumptions. We strive to maintain an aggregate gap position such that changes in interest rates will not affect net interest income by more than 10% in any 12 month period. The Company utilizes interest rate swap agreements to assist in the management of interest rate sensitivity as described under "Item 7 - Management's Discussion and Analysis of Results of Operation and Financial Condition." The use of such derivative financial instruments is intended to reduce the Company’s interest rate exposure.

The following table indicates that, at December 31, 2003, if there had been a sudden and sustained increase in prevailing market interest rates, our 2004 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rate	Net Interest Income	Change	Percent Change

	(Dollars in thousands)
200 basis point rise	$129,892	$5,868	4.7%
100 basis point rise	128,091	4,067	3.3%
Base rate scenario	124,024	—	—
50 basis point decline	121,166	(2,858)	(2.3)%
100 basis point decline	115,746	(8,278)	(6.7)%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors
Gold Banc Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year-period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As discussed in Note 2 to the consolidated financial statements, during the fourth quarter of 2003, the Company announced its intent to dispose of CompuNet Engineering, Inc., a wholly-owned subsidiary of the Company. The assets, liabilities and results of operation of CompuNet are included in discontinued operations in the accompanying consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri March 5, 2004, except as to Note 25, which is as of March 10, 2004

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(Dollars in thousands)

	2003	2002

ASSETS
Cash and due from banks	$78,124	$95,671
Federal funds sold and interest-bearing deposits	38,978	193

Total cash and cash equivalents	117,102	95,864

Investment securities:
Available-for-sale	842,900	531,037
Held-to-maturity	133,492	201,563
Trading	9,692	3,485

Total investment securities	986,084	736,085

Mortgage loans held for sale, net	5,883	25,134
Loans, net	2,977,021	2,671,778
Premises and equipment, net	63,131	69,063
Goodwill	31,082	31,082
Other intangible assets, net	6,084	6,835
Accrued interest and other assets	52,117	114,039
Cash surrender value of bank-owned life insurance	80,218	56,501
Assets of discontinued operation	3,903	7,895

Total assets	$4,322,625	$3,814,276

	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$3,164,443	$2,716,556
Securities sold under agreements to repurchase	127,789	153,595
Federal funds purchased and other short-term borrowings	7,260	25,657
Subordinated debt	114,851	115,691
Long-term borrowings	631,526	548,824
Accrued interest and other liabilities	26,411	24,950
Liabilities of discontinued operation	628	1,229
Total liabilities	4,072,908	3,586,502
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, and 44,567,417 and 44,188,384 shares issued at December 31, 2003 and 2002, respectively	44,567	44,188
Additional paid-in capital	122,444	118,257
Retained earnings	132,082	107,392
Accumulated other comprehensive income (loss), net	(2,812)	3,489
Unearned compensation	(12,275)	(12,432)
	284,006	260,894
Less treasury stock (4,774,575 and 4,721,510 shares at December 31, 2003 and 2002, respectively.)	(34,289)	(33,120)
Total stockholders’ equity	249,717	227,774
Commitments and contingent liabilities
Total liabilities and stockholders’ equity	$4,322,625	$3,814,276

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31, 2003, 2002, and 2001
(Dollars in thousands)

	2003	2002	2001

Interest income:
Loans, including fees	$174,743	$165,044	$167,296
Investment securities	37,346	34,613	33,451
Other	1,921	2,275	6,054
Total interest income	214,010	201,932	206,801
Interest expense:
Deposits	59,229	64,980	85,583
Borrowings and other	32,423	33,039	32,135
Total interest expense	91,652	98,019	117,718
Net interest income	122,358	103,913	89,083
Provision for loan losses	13,064	19,420	15,314
Net interest income after provision for loan losses	109,294	84,493	73,769
Other income:
Service fees	17,626	17,457	15,526
Investment trading fees and commissions	5,004	5,649	6,017
Net gains on sales of mortgage loans	2,746	2,201	1,848
Unrealized gains (losses) on trading securities	30	(42)	(51)
Realized gains on sale of securities	1,847	9,542	1,702
Gain on sales of branch facilities	5,738	2,380	—
Bank-owned life insurance	3,717	3,463	3,038
Other	4,850	4,837	3,594
Total other income	41,558	45,487	31,674
Other expense:
Salaries and employee benefits	56,348	48,584	43,658
Net occupancy expense	7,652	6,218	5,627
Depreciation expense	6,653	6,250	5,774
Goodwill amortization expense	—	—	1,788
Core deposit intangible amortization expense	751	500	173
Recovery of mortgage subsidiary closing expense	—	—	(4,569)
Losses and expenses resulting from misapplication of bank funds, net of recoveries	(1,868)	136	1,099
Other	34,870	31,177	25,095
Total other expense	104,406	92,865	78,645
Net earnings from continuing operations before income taxes	46,446	37,115	26,798
Income tax expense	13,644	11,372	3,982
Net earnings from continuing operation	32,802	25,743	22,816
Net earnings (loss) from discontinued operation, net of tax	s3,392)	474	465
Net earnings	$29,410	$26,217	$23,281
Net earnings from continuing operations per share—basic and diluted	0.86	0.76	0.66
Net earnings (loss) from discontinued operations per share—basic and diluted	(0.09)	0.02	0.01
Net earnings per share – basic and diluted	$0.77	$0.78	$0.67

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2002, and 2001
(Dollars in thousands)

	Preferred stock	Common Stock	Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive Income (loss)	Unearned compensation	Treasury stock	Total

Balance at December 31, 2000	$—	38,286	76,152	63,534	(836)	(3,802)	(5,795)	$169,211
Net earnings for 2001	—	—	—	23,281	—	—	—	23,281
Change in unrealized gain on available-for-sale securities	—	—	—	—	(844)	—	—	(844)
Total comprehensive income for 2001	—	—	—	23,281	(844)	—	—	22,437
Exercise of 66,174 stock options	—	66	432	—	—	—	—	498
Purchase of 3,617,010 shares of treasury stock	—	—	—	—	—	—	(25,140)	(25,140)
Allocation of 95.090 shares held by Employee Stock Ownership Plan	—	—	—	—	—	362	—	362
Dividends paid ($0.08 per common share)	—	—	—	(2,828)	—	—	—	(2,828)
Balance at December 31, 2001	$—	38,352	76,584	83,987	(8)	(3,440)	(30,935)	$164,540
Net earnings for 2002	—	—	—	26,217	—	—	—	26,217
Change in unrealized gain on available-for-sale securities	—	—	—	—	3,497	—	—	3,497

Total comprehensive income for 2002	—	—	—	26,217	3,497	—	—	29,714
Exercise of 86,310 stock options	—	86	188	—	—	—	—	274
Issuance of 5,750,000 shares of common stock	—	5,750	41,295	—	—	—	—	47,045
Allocation of 105,378 shares held by Employee Stock Ownership Plan	—	—	190	—	—	568	—	758
Purchase of 304,500 shares of treasury stock	—	—	—	—	—	—	(2,185)	(2,185)
Increase in unearned compensation	—	—	—	—	—	(9,560)	—	(9,560)
Dividends paid ($0.08 per common share)	—	—	—	(2,812)	—	—	—	(2,812)

Balance at December 31, 2002	$—	44,188	118,257	107,392	3,489	(12,432)	(33,120)	$227,774
Net earnings for 2003	—	—	—	29,410	—	—	—	29,410
Change in unrealized gain on available-for-sale securities	—	—	—	—	(6,301)	—	—	(6,301)

Total comprehensive income for 2003	—	—	—	29,410	(6,301)	—	—	23,109
Exercise of 271,000 stock options	—	271	1,812	—	—	—	—	2,083
Restricted stock awards	—	108	1,525	—	—	(650)	—	983
Allocation of 284,005 shares held by Employee Stock Ownership Plan	—	—	850	—	—	1,807	—	2,657
Purchase of 583,065 shares of treasury stock	—	—	—	—	—	—	(6,896)	(6,896)
Sale of 530,000 shares of treasury stock	—	—	—	—	—	—	5,727	5,727
Increase in unearned compensation	—	—	—	—	—	(1,000)	—	(1,000)

Dividends paid ($0.12 per common share)	—	—	—	(4,720)	—	—	—	(4,720)

Balance at December 31, 2003	$—	44,567	122,444	132,082	(2,812)	(12,275)	(34,289)	$249,717

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002, and 2001
(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$29,410	$26,217	$23,281
Income (loss) from discontinued operation	(3,392)	474	465
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	13,064	19,420	15,314
Allocation of ESOP shares	2,657	758	362
Non-cash compensation expense	1,642	—	—
Losses on the sale of securities	(1,847)	(9,542)	(1,702)
Extinguishment of notes payable	—	—	(4,080)
Non-cash portion of recovery from restitution agreements	(2,300)	—	—
Gains on the sale of loans	(2,746)	(2,201)	(1,848)
Depreciation and amortization	7,404	6,892	8,029
Amortization of investment securities premium, net	5,854	1,242	439
Gain on sale of branches	(5,738)	(2,380)	—
Loss on the sale of assets, net	296	—	24
Deferred income taxes	3,801	7,806	(2,260)
Net decrease (increase) in trading securities	(6,237)	3,225	(2,615)
Change in unrealized losses on trading securities	30	42	51
Origination of loans held for sale, net of repayments	(203,980)	(118,640)	(17,488)
Proceeds from sale of loans held for sale	228,672	107,042	56,101
Other changes:
Accrued interest and other assets	57,139	21,991	(6,850)
Accrued interest and other liabilities	(1,373)	(6,913)	(4,088)
Increase in cash surrender value of bank-owned life insurance	(3,717)	(3,463)	(3,038)
Net change in operating activities of discontinued operations	6,783	(1,083)	256

Net cash provided by operating activities	$125,422	$50,887	$60,353

Cash flows from investing activities:
Net increase in loans	$(352,307)	$(599,915)	$(309,501)
Principal collections and proceeds from sales and maturities of available-for-sale securities	579,630	1,127,759	634,808
Purchases of available-for-sale securities	(900,325)	(1,152,681)	(643,991)
Principal collections and proceeds from maturities of held-to-maturity securities	70,941	6,644	2,727
Purchases of held-to-maturity securities	(5,400)	(182,529)	(12,716)
Net additions to premises and equipment	(3,958)	(26,002)	(1,939)
Proceeds from the sale of other assets	—	—	985
Purchase of bank-owned life insurance	(20,000)	—	(50,000)
Cash (paid) received in acquisitions and branch sales	(90,019)	117,110	42,539

Net cash used in investing activities	$(721,438)	$(709,614)	$(337,088)

(Continued)

	2003	2002	2001

Cash flows from financing activities:
Increase (decrease) in deposits	$580,000	$470,295	$(21,437)
Increase (decrease) in securities sold under agreements To repurchase	(25,806)	49,923	24,697
(Decrease) increase in federal funds purchased, advances, and other short-term borrowings	(18,397)	(5,250)	6,254
Proceeds from the issuance of subordinated debt	—	—	30,000
Proceeds from issuance of long-term borrowings	249,000	692,339	335,500
Principal payments on long-term borrowings	(166,037)	(568,876)	(115,206)
Purchase of treasury stock	(4,596)	(2,185)	(25,140)
Sale of treasury stock	5,727	—	—
Proceeds from the issuance of common stock	2,083	47,319	498
Dividends paid	(4,720)	(2,812)	(2,828)

Net cash provided by financing activities	$617,254	680,753	232,338

Increase (decrease) in cash and cash equivalents	21,238	22,026	(44,397)
Cash and cash equivalents, beginning of year	95,864	73,838	118,235

Cash and cash equivalents, end of year	$117,102	$95,864	$73,838

Supplemental disclosures of cash flow information:
Cash paid for interest	$93,184	$96,389	$118,899
Income taxes paid	11,322	5,715	3,628

Noncash financing activities:
Securitization of mortgage loans held for sale	—	—	41,119
Noncash activities related to business combinations:
Operating activities:
Increase in investment securities	—	—	839
Increase in loans and mortgage loans held for sale	—	(39,070	—
Increase in premises and equipment	—	1,124	1,026
Financing activities:
Increase in deposits	—	82,408	51,426

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies
(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies, collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

(b)	Nature of Operations

The Company is a multi-bank holding company that owns and operates community banks located in Kansas, Missouri, Florida, and Oklahoma. The banks provide a full range of commercial and consumer financial services. The Company owns and operates a full-service broker/dealer and investment firm, an information technology services organization, and a trust company. The Company has determined that its financial services businesses are a single operating segment. As a result of the Company’s decision to sell CompuNet Engineering, Inc., its information technology service subsidiary, the Company’s consolidated financial statements have been reclassified to reflect CompuNet as discontinued operations for all years presented.

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

Prior to the adoption of SFAS No. 142, the excess of the purchase price over fair value of net assets acquired in purchase business combinations was amortized on a straight-line basis generally over twenty years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired business.

(j)	Other Income and Other Expense
Significant items included in Other Income in the consolidated statements of operations:

	2003	2002	2001
	(Dollars in thousands)
Trust fees	$3,721	$2,414	$2,297
Other income	1,129	2,423	1,297
	$4,850	$4,837	$3,594

Significant items included in Other Expense in the consolidated statements of operations:

	2003	2002	2001
	(Dollars in thousands)
Data processing expense	$8,074	$6,843	$4,558
Professional services	5,837	6,067	4,540
Marketing and advertising	2,791	2,748	1,969
Postage and supplies	2,348	2,394	2,860
Telephone	2,208	2,161	1,721
Other	13,612	11,564	9,447
	$34,870	$31,777	$25,095

(k)	Income Taxes

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

Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share include the effects of all dilutive potential common shares outstanding during each year. The shares used in the calculation of basic and diluted income per share are shown below (in thousands):

	2003	2002	2001
Weighted average common shares outstanding	37,961	33,588	34,752
Stock options and unvested restricted stock	333	183	50
	38,294	33,771	34,802

The Company accounts for stock-option awards to employees using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, compensation expense is not recognized. Had compensation cost for the Company’s stock options granted been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts shown below:

	2003	2002	2001
	(Dollars in thousands, except per share data)
Net earnings:
As reported	$29,410	$26,217	$23,281
Stock-based compensation expense included in reported net income, net of tax	$1,070	—	—
Deduct total stock-based employee compensation determined under fair value method, net of related tax effects	(1,625)	(299)	(162)
Pro forma	28,855	25,918	23,119
Basic earnings per share:
As reported	0.77	0.78	0.67
Pro forma	0.76	0.77	0.66
Diluted earnings per share:
As reported	0.77	0.78	0.67
Pro forma	0.75	0.77	0.66

(n)	Derivatives

The Company is exposed to market risk, including changes in interest rates. To manage the volatility relating to this exposure, the Company utilizes certain derivative instruments. Derivative financial instruments are recorded at fair value, with the adjustment to fair value recorded in current earnings. Derivatives utilized in hedging relationships are designated, based on the exposure being hedged, as fair value or cash flow hedges. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative, as well as gains and losses attributable to the change in fair value of the hedged item, are recognized in current earnings. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income. The ineffective portion is recognized in current earnings.

(2)	Discontinued Operation

During the fourth quarter of 2003, the Company announced its intent to dispose of CompuNet Engineering, Inc. (CompuNet). CompuNet is a wholly-owned subsidiary of the Company engaged in technology and e-commerce services. As a result of the expected disposition of this business, the Company recorded an estimated pre-tax impairment charge of $4.1 million and an after tax charge of $2.7 million, to reduce the carrying value of the net assets (including goodwill) to their fair value net of selling costs. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has restated its consolidated statements for 2002 and 2001 to reflect CompuNet as a discontinued operation. The following table presents the net assets (carrying value) of CompuNet as of December 31:

	2003	2002
Cash	$331	$544
Other assets	3,389	3,495
Net property, plant and equipment	395	524
Goodwill	416	4,561
Accounts payable and accrued expenses	(599)	(1,191)
Long-term debt	(2)	(24)
Other liabilities	(27)	(14)
Total net assets	$3,903	$7,895

Summarized results of operations related to CompuNet (as reported in discontinued operations) are as follows for the years ended December 31, 2003, 2002 and 2001:

(in thousands except per share data)	2003	2002	2001
Operating revenue	$8,171	$18,054	$13,308
Operating expenses	(9,475)	(17,035)	(12,375)
Operating income (loss)	(1,304)	1,019	933
Nonoperating expenses, net	(174)	(190)	(157)
Impairment charge	(4,145)	—	—
Income (loss) before income taxes	(5,623)	829	776
Provision for income taxes	2,231	(355)	(311)
Income (loss) from discontinued operations	$(3,392)	$474	$465

On February 4, 2004, the Company completed the sale of CompuNet to an outside investor. During 2004, the Company recorded an additional loss, net of tax, in CompuNet of $454,000.
(3)	Acquisitions
During 2002 and 2001, the Company completed the following acquisitions:

Company	Date of acquisition	Total assets acquired (Dollars in millions)	Method of accounting

George K. Baum Trust Company	October 2002	$1	Purchase
Encore Bank (Overland Park, Kansas branches)	September 2002	2	Purchase
Ott Financial Corporation	March 2001	1	Purchase
Information Products, Inc.	April 2001	1	Purchase
North America Savings (Leawood, KS branch location)	July 2001	5	Purchase

On October 31, 2002, the Company acquired 100% of the outstanding common shares of George K. Baum Trust Company (GKB). The operations of Gold Trust Company were merged into GKB, and the name of the surviving entity was changed to Gold Trust Company. The results of GKB’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $1.8 million and was paid in cash. In connection with the acquisition goodwill of $678,000 was recorded.

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

(4)	Branch Dispositions

Sale of Guymon Branch. On December 24, 2002, Gold Bank-Oklahoma entered into an agreement for the sale of its Guymon, Oklahoma branch location to City National Bank and Trust Company of Guymon, Oklahoma. The deposits and loans of this branch were approximately $36 million and $5.5 million, respectively, at the closing date. The sale of this branch closed on April 11, 2003, following receipt of regulatory approvals. In connection with the sale of the Guymon branch location, the Company recorded a gain of approximately $839 thousand.

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

Sale of LaCygne and Pleasanton Branches. On June 10, 2003, Gold Bank-Kansas entered into an agreement for the sale of its LaCygne and Pleasanton, Kansas branch locations to Labette Bank. The aggregate deposits and loans of these Gold Bank-Kansas branches were approximately $38 million and $15 million, respectively, at the closing date. The sale of these branches closed on August 15, 2003 upon receipt of regulatory approvals. In connection with the sale of these branches, the Company recorded a gain of approximately $1.8 million.

Sale of other Elkhart branch. On August 28, 2003, the Company announced that Gold Bank-Oklahoma had entered into agreements for the sale of a branch location in Elkhart, Kansas. The branch was sold to ColoEast Bankshares headquartered in Lamar, Colorado. As of December 31, 2003, the deposits and loans of this branch were approximately $28.1 million and $4.3 million, respectively. The sale of the branch closed on February 5, 2004.

Sale of Hobart & Lone Wolf Branches. On September 16, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its Hobart & Lone Wolf, Oklahoma branch locations to BancFirst of Oklahoma City, Oklahoma. The aggregate deposits and loans of these branches were approximately $40.5 million and $14.8 million, respectively, at the closing date. The sale of these branches closed on November 13, 2003 upon receipt of regulatory approvals. In connection with the sale of these branches, the Company recorded a gain of approximately $2.7 million.

Sale of other Gold Bank-Kansas branches. On September 16, 2003, the Company announced that it had entered into agreements for the sale of seven Gold Bank-Kansas branches. An employee-investor group agreed to purchase the Gold Bank-Kansas branches subject to arranging sufficient financing to complete the transaction. As of December 31, 2003, the deposits and loans of the seven branches were approximately $317.3 million and $197.1 million, respectively. The financing was obtained in February 2004, and the sale of the branches closed on February 12, 2004.

Sale of Gold Bank-Oklahoma branches. On February 13, 2004, Gold Bank-Oklahoma entered into an agreement to sell three branch locations in Weatherford, Geary and Cordell, Oklahoma to Bank of Western Oklahoma of Elk City. This transaction is expected to be completed in the second quarter of 2004, pending regulatory approval. As of December 31, 2003, the deposits and loans of these branches totaled $64.5 million and $27.3 million.

(5)	Losses and Expenses Resulting from Misapplication of Bank Funds, Net of Recoveries

During 2002, 2001 and 2000, Michael W. Gullion, the Company’s former Chief Executive Officer diverted funds to his account for personal use, as well as the use of the Company’s credit card for personal use and improper reimbursement of personal expenses. Such amounts along with the costs of an investigation which uncovered the activity aggregated $136,000 and $1.1 million during 2002 and 2001.

During the year ended December 31, 2003, the Company reached an agreement with the former chief executive officer in which the Company received approximately $3.5 million of restitution. The restitution amount consisted of $1.2 million in cash and 212,864 shares of the Company’s common stock, and has been netted against the losses and expenses incurred in 2003 by the Company in connection with the investigation.

(6)	Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities by major security category at December 31, 2003, 2002 and 2001 are as follows (dollars in thousands):

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Available-for-sale:
U. S. treasury and agency securities	$605,409	879	(5,733)	$600,555
Obligations of states and political subdivisions	47,120	1,563	(70)	48,613
Mortgage-backed securities	154,475	419	(1,035)	153,859
Other	39,834	44	(5)	39,873
Total	$846,838	2,905	(6,843)	$842,900
Held-to-maturity:
U.S. treasury and agency securities:	$698	—	—	$698
Obligations of states and political subdivisions	955	35	—	990
Mortgage-backed securities	87,329	1,399	(2)	88,726
Other	44,510	3,169	—	47,679
Total	$133,492	4,603	(2)	$138,093

	2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
U. S. treasury and agency securities	$142,595	1,110	—	$143,705
Obligations of states and political subdivisions	74,787	1,478	(159)	76,106
Mortgage-backed securities	265,370	3,896	(69)	269,197
Other	42,647	157	(775)	42,029
Total	$525,399	6,641	(1,003)	$531,037
Held-to-maturity:
Obligations of states and political subdivisions	$1,244	44	—	1,288
Mortgage-backed securities	155,754	1,520	—	157,274
Other	44,565	1,516	(89)	45,992
Total	$201,563	3,080	(89)	$204,554

The above table does not include trading securities. The Company’s trading portfolio consists of Federal agency securities, tax-exempt bonds and equity securities.

The table above shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2003 and 2002. This temporary impairment represents the amount of loss that would be realized if the securities were sold December 31, 2003 and occurs as a result of changes in the overall bond yields between the purchase date of the bond and valuation date. Securities which were temporarily impaired at December 31, 2003 are shown below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. treasury and agency securities	$345,290	$5,733	$—	$—	$345,290	$5,733
Obligations of state and political subdivisions	1,167	59	405	11	1,572	70
Mortgage-backed securities	135,573	1,035	—	—	135,573	1,035
Other securities	349	5	—	—	349	5
Total temporarily impaired securities	$482,379	$6,832	$405	$11	$482,784	$6,843

At December 31, 2003 the total available for sale portfolio consisted of 297 individual securities, of which 109 securities were in an unrealized loss position. Securities that had an unrealized loss for a period greater than 12 months amounted to 3 specific securities.

Other securities classified as available-for-sale consist primarily of restricted stock in the Federal Reserve Bank and Federal Home Loan Banks that are required to be maintained by the Company, as well as certain other debt and equity securities.

The amortized cost and estimated fair values of investment securities at December 31, 2003 by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2003
	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$813	$814	$2,376	$2,388
Due after one year through five years	195	208	561,899	559,237
Due after five years through ten years	215	221	64,450	63,251
Due after ten years	430	445	23,804	24,292
Mortgage-backed securities	87,329	88,726	154,475	153,859
Other	44,510	47,679	39,834	39,873
Total	$133,492	$138,093	$846,838	$842,900

The following table presents proceeds from sale of securities and the components of net securities gains (losses) (dollars in thousands):

	2003	2002	2001
Proceeds from sales	$271,934	$270,645	$144,101
Realized gains	$3,650	$10,812	$2,046
Realized losses	(1,803)	(1,270)	(344)
Net realized gains	$1,847	$9,542	$1,702

At December 31, 2003, 2002 and 2001, investment securities with fair values of approximately $742,069, $535,140,000 and $322,254,000, respectively, were pledged to secure public deposits and for other purposes.

(7)	Loans
Loans are summarized as follows (dollars in thousands):

	2003	2002
Real estate-mortgage	$1,293,942	$1,300,940
Real estate-construction	656,163	357,351
Commercial	893,317	816,542
Agricultural	113,641	159,950
Consumer and other	53,975	70,434
	3,011,038	2,705,217
Allowance for loan losses	(34,017)	(33,439)
	$2,977,021	$2,671,778

Loans made to directors and executive officers of Gold Banc and its subsidiaries were $57,885,000 and $54,750,000 at December 31, 2003 and 2002, respectively. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization considerations, and do not represent more than a normal risk of collection. None of the loans to the directors and executive officers of the Company have been classified by regulatory authorities. Changes in such loans for 2003 were as follows (dollars in thousands):

Balance at December 31, 2002	$54,750
Additions	16,879
Amounts collected	(13,774)
Balance at December 31, 2003	$57,885

Impaired loans include all nonaccrual loans and loans ninety days delinquent and still accruing interest. Impaired loans approximated $32,371,000, $15,867,000 and $23,007,000 at December 31, 2003, 2002 and 2001, respectively. The interest income not recognized on impaired loans was approximately $1,454,000, $763,000, and $1,955,000 in 2003, 2002, and 2001, respectively.

The following table shows the recorded investment in impaired loans, the amount of that recorded investment for which there is a related allowance for credit losses and the amount of that allowance, and the amount of that recorded investment for which there is no related allowance for credit losses as of December 31, 2003 and 2002 (dollars in thousands):

	2003	2002
Impaired loans for which an allowance has been established	$23,132	$15,077
Impaired loans for which no allowance has been established	9,239	790
Total recorded investment in impaired loans	$32,371	$15,867
Allowance for loan losses allocated to impaired loans	$3,829	$2,334

The average balance of impaired loans for 2003 and 2002 was $22,566,000 and $19,602,000 based on month-end balances, respectively. The net amount of interest recorded on such loans during their impairment period aggregated $955,000, $27,000 and $344,000 in 2003, 2002 and 2001, respectively. Loans 90 days or more delinquent and still accruing interest amounted to $9,239,000, $790,000 and $5,270,000 at December 31, 2003 2002 and 2001, respectively.

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

Activity in the allowance for loan losses during the years ended December 31, 2003, 2002, and 2001, are as follows (dollars in thousands):

	2003	2002	2001
Balance at beginning of year	$33,439	$26,097	$26,180
Provision for loan losses	13,064	19,420	15,314
Charge-offs	(13,522)	(13,837)	(17,100)
Recoveries	1,036	1,759	1,703
Balance at end of year	$34,017	$33,439	$26,097

(8)        Premises and Equipment, net

Premises and equipment are summarized as follows (dollars in thousands):

	Depreciable life	2003	2002
Land	—	$9,838	$10,849
Buildings and leasehold improvements	39 years	42,783	48,506
Furniture, fixtures, and equipment	5-7 years	47,191	45,238
Automobiles	5 years	755	909
		100,567	105,582
Accumulated depreciation		37,436	36,519
		$63,131	$69,063

Depreciation expense from continuing operations totaled $6,653,000, $6,250,000, and $5,774,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

The majority of the Company’s operations are conducted in premises owned by the Company. In some cases, leases have been entered into for equipment and space with terms that generally do not exceed ten years. Following is a schedule, by year, of future minimum lease payments required under existing operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2003 (dollars in thousands):

Year ending December 31,	Amount
2004	3,473
2005	3,453
2006	2,390
2007	2,107
2008	1,735
Thereafter	15,642
Total minimum payments required	$28,800

The Company records rent expense over the term of the lease. Rent expense amounted to approximately $3,491,000, $2,112,000, and $1,954,000 for the years ended December 31, 2003, 2002, and 2001, respectively, and is included in net occupancy expense in the accompanying consolidated statements of operations.

(9)	Deposits
Deposits are summarized as follows (dollars in thousands):

	2003	2002
Demand:
Noninterest bearing	$355,952	$300,679
Interest-bearing:
NOW	263,431	346,868
Money market	545,558	450,908
	808,989	797,776
Total demand	1,164,941	1,098,455
Savings	105,908	102,391
Time	1,893,594	1,515,723
	$3,164,443	$2,716,569

Time deposits include certificates of deposit of $100,000 and greater totaling $526,192,000, $537,000,000 and $384,000,000 at December 31, 2003, 2002 and 2001, respectively.

Principal maturities of time deposits at December 31, 2003 were as follows (dollars in thousands):

Year	Amount
2003	$1,135,190
2004	417,824
2005	142,377
2006	100,615
2007	96,749
Thereafter	839
$1,893,594

(10)	Securities Sold Under Agreements to Repurchase
Data concerning securities sold under agreements to repurchase was as follows (dollars in thousands):

	2003	2002	2001
Average monthly balance during the year	$140,555	$128,801	$105,462
Maximum month-end balance during the year	158,305	171,838	126,024

At December 31, 2003, such agreements were secured by investment and mortgage-backed securities. Pledged securities are maintained by a safekeeping agent under the direction of the Company.
(11)	Federal Funds Purchased and Other Short-Term Borrowings
Following is a summary of federal funds purchased and other short-term borrowings at December 31, 2003, 2002 and 2001 (dollars in thousands):

	2003	2002
Federal Home Loan Bank (FHLB) advances secured by qualifying one-to-four family mortgage loans, weighted average interest rate of 1.47% at December 31, 2002	—	16,000
Federal funds purchased and other borrowings, weighted average interest rates of 4.26% and 1.81% at December 31, 2003 and 2002	4,775	8,500
Advances under a $10 million line of credit from LaSalle Bank N.A. interest at LIBOR plus 1.25%, maturing on July 1, 2004, secured by subsidiary stock	1,500	—
treasury, Tax and Loan	985	1,157
	$7,260	$25,657

(12)	Long-Term Borrowings
Following is a summary of long-term borrowings at December 31, 2003 and 2002 (dollars in thousands):

	2003	2002

FHLB borrowings by subsidiary banks bearing weighted average fixed interest rates of 4.50% and 4.30% at December 31, 2003 and 2002, secured by qualifying one-to-four family mortgage loans	$489,900	$536,391
Long-term repurchase agreement by subsidiary banks bearing weighted average fixed interest rate of 2.32%, secured by investment securities, maturing in 2006	$130,000	—
Note payable of Gold Banc Corporation, Inc.
Employee Stock Ownership Plan, weighted average interest rate of 2.93% and 3.51% at December 31, 2003 and 2002, secured by 1,353,807 shares of Company Stock at December 31, 2003	11,626	12,432
Other	—	1

	$631,526	$548,824

Principal maturities of long-term borrowings at December 31, 2003 are as follows (dollars in thousands):

Year ending December 31,	Amount

2004	$13,895
2005	40,544
2006	157,401
2007	75,466
2008	19,680
Thereafter	324,540

$631,526

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

(13)	Subordinated Debt

The Company’s subordinated debt consists of floating rate subordinated debt securities and Junior Subordinated Deferrable Interest Debentures payable to GBCI Capital Trust, GBCI Capital Trust II and ABI Capital Trust (the “Trusts”).

The floating rate subordinated debt securities mature November 2031 and pay interest semiannually at a variable rate, based upon the six month LIBOR plus 3.75%. The Company has the right to redeem the securities on or after November 2011 at par value plus any accrued but unpaid interest. As of December 31, 2003, the interest rate on the floating rate subordinated debt securities was 4.98% and the outstanding balance was $30 million at December 31, 2003 and 2002.

The Junior Subordinated Deferrable Interest Debentures were issued in connection with the sale of Preferred Securities by each of the Trusts. The debentures are the sole assets of those trusts. The debenture payable of $29.6 million to GBCI Capital Trust bears interest at the fixed rate of 8.75%, is redeemable by the Company in whole or in part at par plus any accrued but unpaid interest after December 31, 2002 and matures in December 2027. The debenture payable of $38.8 million to GBCI Capital Trust II bears interest at the fixed rate of 9.12%, is redeemable by the Company in whole or in part at par plus any accrued but unpaid interest after June 30, 2004 and matures in June 2029.  The debenture payable of $16.8 million to ABI Capital Trust bear interest at the fixed rate of 8.50%, is redeemable by the Company in whole or in part at par plus any accrued but unpaid interest any time after June 30, 2003 and matures in June 2028.

In order to form the Trusts, the Company invested, in total, $2.6 million therein. Those investments are in the form of common ownership interests. Prior to December 31, 2003, the Company had consolidated the Trusts in its consolidated financial statements. Accordingly, the Company had eliminated the related debentures issued by the Company and held by the Trusts, and presented the Trusts’ Preferred Securities in its consolidated financial statements. The Company has adopted the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” as of December 31, 2003. FASB Interpretation No. 46R requires, among other things, that such trusts be deconsolidated. As a result, the Company’s consolidated balance sheets as of December 31, 2002 and 2001 have been restated.

Total expenses associated with the issuance of the floating rate subordinated debt securities and the Junior Subordinated Deferrable Interest Debentures were $4.98 million, which are being amortized on a straight-line basis over the life of the related obligation. Amortization during the years ended December 31, 2003, 2002 and 2001, included in interest expense, aggregated $318,000, $318,000 and $151,000, respectively.

(14)	Income Taxes
Income tax expense (benefit) related to continuing operations for 2003, 2002, and 2001 is summarized as follows (dollars in thousands):

	Current	Deferred	Total

2003:
Federal	$11,509	$747	$12,256
State	1,722	(334)	1,388

	$(3,231)	$413	$13,644

2002:
Federal	$2,353	$8,034	$10,387
State	44	941	985

	$2,397	$8,975	$11,372

2001:
Federal	$6,897	$(3,986)	$2,911
State	27	1,044	1,071

	$6,924	$(2,942)	$3,982

Income tax expense (benefit) from discontinued operations was ($2,231,000), $355,000, and $311,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below (dollars in thousands):

	2003	2002

Deferred tax assets:
Allowance for loan losses	$12,018	$11,704
Unrealized loss on AFS securities	1,126	—
Capital loss carryforward	—	718
Losses resulting from misapplication of bank
funds	—	665
Other	776	1,869

Total deferred tax assets – continuing operations	13,920	14,956

Total deferred tax assets of discontinued operation	1,464	—

Total deferred assets	15,384	14,956

Deferred tax liabilities:
Unrealized gain on AFS securities	—	2,149
FHLB stock dividends	383	376
Premises and equipment	3,422	3,900
Deferred income	305	69
Real estate investment trust income	6,637	9,515
Other	1,750	1,212

Total deferred tax liabilities from continued operations	12,497	17,221

Total deferred tax liabilities of discontinued operation	417	1,075

Total deferred tax liabilities	12,914	18,296

Net deferred tax (liabilities) assets	$2,470	$(3,340)

A valuation allowance for deferred tax assets was not necessary at December 31, 2003 or 2002 due to the Company’s past and expected future profitability.

The Company has deferred income for tax purposes related to its investment in a Real Estate Investment Trust due to a different tax year for a subsidiary entity. As a result of a new regulation promulgated by the Treasury Department in 2002, this income will be included in taxable income ratably over a four year period beginning in 2002. As a result of this change in tax law, the Company has a remaining deferred income tax liability of $6.6 million as of December 31, 2003, which will be paid ratably in the years ending December 31, 2004 and 2005.

A reconciliation of expected income tax expense from continuing operations, based on the statutory rate of 35% for 2003, 2002, and 2001, to actual tax expense for 2003, 2002, and 2001 is summarized as follows (dollars in thousands):

	2003	2002	2001

Expected federal income tax expense	$16,256	$12,974	$9,379
Tax-exempt interest	(2,498)	(1,929)	(2,014)
State taxes, net of federal tax benefit	902	640	696
Goodwill amortization	—	—	563
Capital loss carryforward	—	—	(3,152)
Loss associated with closing of mortgage subsidiary	—	—	(1,599)
Bank-owned life insurance	(1,331)	(1,092)	(686)
Other	315	779	795

	$13,644	$11,372	$3,982

(15)	Employee Benefit Plans

The Gold Banc Corporation, Inc. Employee Stock Ownership Plan (ESOP) was formed to acquire shares of Company common stock for the benefit of all eligible employees. At December 31, 2003 and 2002, the ESOP borrowings, used to acquire shares of the Company’s common stock on the open market, totaled $11,626,000 and $12,432,000, respectively, were secured by 1,353,807 and 1,498,267, respectively, unallocated shares of Company common stock. The ESOP will repay the debt with contributions and dividends received from the Company. Accordingly, the Company has recorded the obligation (see Note 12) with an offsetting amount of unearned compensation included in stockholders’ equity in the accompanying consolidated balance sheets. The amount of annual contributions from the Company is determined by the board of directors. Contributions were approximately $2,342,000, $1,088,000, and $968,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 contribution was used to make principal payments of $1,807,000. The fair value of the unallocated shares at December 31, 2003 aggregated approximately $19,035,000.

The Company has a 401(k) savings plan for the benefit of all eligible employees. The Company matched 50% of employee contributions up to 5% of base compensation, subject to certain Internal Revenue Service limitations. Contributions charged to salaries and employee benefits expense were $913,000, $717,000 and $648,000 for 2003, 2002, and 2001, respectively.

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

	2003		2002		2001

	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price

Outstanding at beginning of year	1,561,699	$8.18	1,134,009	$8.00	953,712	$8.09
Granted	415,750	10.42	514,000	8.11	249,000	7.21
Forfeited	(423,095)	9.44	—	—	(2,529)	10.85
Exercised	(270,433)	7.69	(86,310)	4.71	(66,174)	5.16

Outstanding at end of year	1,283,921	8.62	1,561,699	8.12	1,134,009	8.00

Options exercisable at year-end	579,587	$8.18	653,619	$8.18	610,269	$7.48

The following table summarizes information about the plan’s stock options at December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.79-4.56	5,000	7.00	$4.0	3,000	$4.00
4.88-5.25	71,965	5.49	5.04	71,065	5.04
6.58-8.00	712,806	7.24	7.16	358,962	7.07
8.75-11.05	352,850	2.33	10.63	19,800	9.96
12.13-13.25	136,300	5.58	12.78	121,760	12.72
15.75-18.38	5,000	5.00	17.06	5,000	17.07
$3.79-18.38	1,283,921	5.61	$8.62	579,587	$8.18

Below are the fair values of options granted using an option pricing model and the model assumptions:

	2003	2002	2001
Weighted per share average fair value at grant date	$4.06	$4.47	$3.24
Assumptions:
Dividend yield	1.09%	0.86%	1.13%
Volatility	28.44%	25.96%	31.02%
Risk-free interest rate	3.78%	3.82%	5.14%
Expected life	10	10	10

During 2003, the Company awarded 211,000 shares of restricted stock and 140,667 restricted stock units to certain employees of the Company. The awards vest over periods ranging up to 3 years. In addition to the service period requirement, 160,000 shares of restricted stock and 106,667 restricted stock unitshave a vesting provision where the awards do not vest until the Company’s stock price reaches a predetermined level. All awards vest upon a change in control of the Company. Except for restrictions placed on the transferability of restricted stock, holders of restricted stock have full stockholders’ rights during the term of restriction, including voting rights and the rights to receive dividends.

During 2003, 57,600 shares of restricted stock and 102,267 restricted stock units vested, and the Company recorded additional salaries and benefits expense of $1.6 million. As of December 31, 2003, 153,400 shares of unvested restricted stock and 38,400 restricted stock units were outstanding.

(16)	Intangible Assets and Goodwill

The following table presents information about the Company’s intangible assets.

	December 31, 2003		December 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
			(In thousands)
Core deposit intangible	$7,508	$1,424	$7,508	$673

As of December 31, 2003, the Company does not have any intangible assets that are not being amortized. Aggregate amortization expense on intangible assets for the years ended December 31, 2003 and 2002 was $751,000 and $500,000, respectively. Estimated annual amortization expense for the years ending December 31, 2004 through 2008 is as follows (dollars in thousands).

2004	$751
2005	751
2006	751
2007	751
2008	751

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

	2003	2002	2001
	(Dollars in thousands, except per share data)
Reported net earnings:	$29,410	$26,217	$23,281
Add back goodwill amortization	—	—	2,003
Adjusted net earnings	$29,410	$26,217	$25,314
Basic earnings per share:
Reported net earnings	$0.77	$0.78	$0.67
Add back goodwill amortization	—	—	0.06
Adjusted basic income per share	$0.77	$0.78	$0.73
Diluted earnings per share:
Reported net earnings	$0.77	$0.78	$0.67
Add back goodwill amortization	—	—	0.06
Adjusted diluted earnings per share	$0.77	$0.78	$0.73

In accordance with SFAS No. 142, the Company is required to perform an annual impairment analysis of their existing goodwill. The Company’s goodwill impairment evaluation as of December 31, 2003 indicated that no impairment of goodwill from continuing operations existed. Net assets from discontinued operations includes $416,000 and $4.6 million of goodwill at December 31, 2003 and 2002, respectively. As described in Note 2, the Company reduced the carrying value of goodwill associated with CompuNet in connection with the discontinued operation and pending sale of CompuNet.

(17)	Financial Instruments With Off-Balance Sheet Risk

Financial instruments which represent off-balance sheet credit risk consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $873,693,000 at December 31, 2003. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

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

(18)	Disclosures About the Fair Value of Financial Instruments

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

The estimated fair value of the Company’s financial instruments is as follows (dollars in thousands):

	2003		2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and cash equivalents	$117,102	$117,102	$95,864	$95,864
Investment securities	986,084	989,007	736,085	739,076
Mortgage loans held for sale	5,883	5,883	25,134	25,134
Loans	2,977,021	2,985,452	2,671,778	2,727,616
Deposits	3,164,443	3,168,084	2,716,569	2,727,933
Securities sold under agreements to repurchase	127,789	127,789	153,595	153,595
Federal funds purchased and other short-term borrowings	7,260	7,260	25,658	25,658
Long-term financial borrowings and subordinated debt	746,377	784,943	664,515	705,921
Derivative financialinstruments	(2,002)	(2,002)	588	588

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•

Cash and cash equivalents - The carrying amounts of cash and due from banks, federal funds sold, and interest-bearing deposits approximate fair value. Federal funds sold generally mature in ninety days or less.

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

•	Mortgage loans held for sale - The fair value of mortgage and student loans held for sale equals the contractual sales price agreed-upon with third-party investors.
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

•	Federal funds purchased and other short-term borrowings - For these instruments, the current carrying amount is a reasonable estimate of fair value.
•

Long-term borrowings and Subordinated Debt - The fair value of long-term borrowings and subordinated debt is estimated using discounted cash flow analyses based on the Company’s and subsidiaries’ current incremental borrowing rates for similar types of borrowing arrangements.

•

Derivative financial instruments - The fair value of derivative financial instruments is based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, based on dealer quotes.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003, and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

(19)	Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below on a consolidated basis, dollars in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. At December 31, 2003, 2002 and 2001, total risk-based and Tier 1 capital includes approximately $82,549,000, $74,762,000 and $55,173,000 of Trust Preferred Securities issued by GBCI Capital Trust, GBCI Capital Trust II, and ABI Capital Trusts, which is permitted under regulatory guidelines. Management believes, as of December 31, 2003, that the Company meets all capital adequacy requirements to which it is subject.

	2003			2002			2001
	Actual		Minimum required (A)	Actual		Minimum required (A)	Actual		Minimum required (A)
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
Total capital

(to risk-weighted assets):
Gold Banc Corporation	$361,002	10.78%	$267,955	$327,399	11.02%	237,715	$263,332	11.35%	$185,659
Gold Bank – Oklahoma	89,290	11.39	62,728	81,867	10.56	62,049	70,168	10.13	55,390
Gold Bank – Florida	63,355	10.04	50,500	52,233	10.25	40,785	42,682	11.08	30,828
Gold Bank – Kansas	195,768	10.13	154,554	167,053	10.04	133,073	123,746	10.17	97,352

Tier 1 capital

(to risk-weighted assets):
Gold Banc Corporation	$296,985	8.87%	$133,978	$255,980	8.61%	118,857	$180,203	7.76%	$92,830
Gold Bank – Oklahoma	80,856	10.31	31,364	72,422	9.34	31,024	61,723	8.91	27,695
Gold Bank – Florida	57,735	9.15	25,250	47,528	9.32	20,393	38,809	10.07	15,414
Gold Bank – Kansas	175,806	9.10	72,277	147,764	8.88	66,536	109,968	9.04	48,676

Tier 1 capital
(to adjusted quarterly average assets)
(leverage ratio):
Gold Banc Corporation	$296,985	7.01%	$169,478	$255,980	6.96%	147,063	$180,203	6.20%	$116,218
Gold Bank – Oklahoma	80,856	7.29	44,379	72,422	7.37	39,330	61,723	7.05	35,007
Gold Bank – Florida	57,735	7.16	32,276	47,528	7.27	26,132	38,809	6.87	22,588
Gold Bank – Kansas	175,806	7.49	93,834	147,764	7.28	81,153	109,968	7.52	58,524

(A)	Dollar amount required to meet guidelines for adequately capitalized institutions.

(20)     Parent Company Condensed Financial Statements

Following is condensed financial information of the Company as of December 31, 2003 and 2002 for the three years ended December 31, 2002 (dollars in thousands):

Condensed Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets
Cash	$2,183	$1,599
Investment securities	895	14,473
Investment in subsidiaries	350,525	317,549
Other	9,166	6,512
Total assets	$362,769	$340,133
Liabilities and Stockholders’ Equity
Subordinated debt	$98,099	$96,300
Borrowings	13,126	12,433
Other	1,827	3,626
Total liabilities	113,052	112,359

Stockholders’ equity	249,717	227,774
Total liabilities and stockholders’ equity	$362,769	$340,133

Condensed Statements of Operations
Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Dividends from subsidiaries	$5,435	$869	$15,927
Management fees from subsidiaries	4,989	10,240	3,940
Interest income	208	78	364
Gain (losses) on sale of investment	57	(18)	15
Other expense, net	(13,354)	(6,286)	(15,018)
Income (loss) before equity in undistributed earnings of subsidiaries	(2,665)	4,883	5,228
Equity in undistributed earnings of subsidiaries	38,728	27,494	14,325
Earnings before income tax	36,063	32,377	19,553
Income tax expense	6,653	6,160	(3,728)
Net earnings	$29,410	$26,217	23,281

Condensed Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Cash flows from operating activities:
Net earnings	$29,410	$26,217	$23,281
Non-cash compensation expense	1,642	—	—
Non-cash portion of recovery from restitution agreement	(2,300)	—	—
Equity in undistributed earnings of subsidiaries	(38,728)	(27,494)	(14,325)
Extinguishment of notes payable	—	—	(4,080)
(Gain) losses on sales of investment securities	(57)	—	20
Other	(1,661)	5,833	2,801
Net cash provided by operating activities	(11,694)	4,556	7,697

Cash flows from investing activities:
Net change in available for sale securities	13,635	(13,537)	274
Net change in loans	—	—	150
Net additions to premises and equipment	(801)	(595)	(166)
Capital contributions to subsidiaries	(549)	(30,453)	(3,505)
Net cash provided by (used in) investing activities	12,285	(44,585)	(3,247)

Cash flows from financing activities:
Net change in borrowings	1,499	(1,070)	(8,792)
Purchase of treasury stock	(4,596)	(2,185)	(25,140)
Proceeds from sale of treasury stock	5,727	—	—
Proceeds from the issuance of common stock	2,083	47,319	498
Proceeds from issuance of subordinated debt	—	—	30,000
Payment of dividends	(4,720)	(2,812)	(2,828)
Net cash provided by (used in) financing activities	(7)	41,252	(6,262)
Net increase (decrease) in Cash	584	1,223	(1,812)
Cash at beginning of year	1,599	376	2,188
Cash at end of year	$2,183	$1,599	$376

The primary source of funds available to the Company is the payment of dividends by the subsidiaries and borrowings. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries’ regulatory agencies. At December 31, 2003, the subsidiaries could pay dividends of $74.4 million without prior regulatory approval. Bank regulatory authorities have the authority to prohibit or limit dividends paid by the Company’s subsidiary banks to the Company and dividends paid by the Company to its shareholders.

(21)	Comprehensive Income

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

The amount of income tax expense or benefit allocated to each component of other comprehensive income is as follows:

	Unrealized Before-tax Amount	Tax (expense) or benefit	Net of tax amount
	(Dollars in thousands)
Year ended December 31, 2003;
Unrealized gains on securities:
Unrealized holding gains (losses)	$(7,729)	$2,597	$(5,132)
Reclassification adjustment for (gains)losses included in net income	(1,847)	678	(1,169)
Other comprehensive income	$(9,576)	$3,275	$(6,301)
Year ended December 31, 2002
Unrealized gains on securities:
Unrealized holding gains	$15,193	$(5,791)	$9,402
Reclassification adjustment for (gains)losses included in net income	(9,542)	3,637	(5,905)
Other comprehensive income	$5,651	$(2,154)	$3,497
Year ended December 31, 2001
Unrealized gains on securities:
Unrealized holding gains (losses)	$342	$(129)	$213
Reclassification adjustment for (gains)losses included in net income	(1,702)	645	(1,057)
Other comprehensive income	$(1,360)	$516	$(844)

(22)	Derivative Financial Instruments

The Company utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing of certain liabilities. The use of such derivative financial instruments is intended to reduce the Company’s interest rate exposure. Derivative financial instruments held by the Company for purposes of managing interest rate risk are summarized as follows:

			December 31,
	2003		2002		2001
	Notional Amount	Credit exposure	Notional amount	Credit exposure	Notional amount	Credit exposure
	(Dollars in thousands)
Interest rate swaps	$227,550	443	82,550	—	—	—

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.

During 2003 and 2002, Gold Banc received net cash flows on derivative financial instruments of $4,336,000 and $1,314,000, respectively. Such amounts were recorded as an adjustment of interest expense on borrowings.

At December 31, 2003, derivatives had a negative fair value of $2.0 million which was recorded in other liabilities, The derivatives were used to hedge against changes in fair value of certain long-term borrowings. The fair value adjustment related to such borrowings was $1.5 million, resulting in an unrealized loss of $490,000 included in other expense in the accompany 2003 consolidated statement of operations.

(23)	Recovery of Mortgage Subsidiary Closing Expense

On August 13, 2001, an arbitration panel ruled in the Company’s favor on its claims against the sellers of Regional Holding to Gold Bank in 1999, and denied all counterclaims that the sellers made against the Company. The panel canceled promissory notes to the seller totaling $4,080,000, plus awarded monetary damages of $489,000. The award of $4,489,000 was recorded in the consolidated financial statements as other income in the year ended December 31, 2001.

(24)	Summary of Operating Results by Quarter – Unaudited

	Three Months Ended
2003	March 31	June 30	Sept. 30	Dec. 31
Interest income	$52,869	53,367	53,579	$54,198
Interest expense	23,332	23,970	22,627	21,731
Net interest income	29,537	29,397	30,952	32,467
Net loans	2,746,231	2,830,957	2,853,060	2,977,021
Non-performing loans	24,748	20,114	19,733	32,371
Provision for loan losses	3,550	3,025	3,034	3,455
Noninterest income	8,444	10,761	10,829	11,524
Noninterest expense	25,328	27,072	25,071	26,934
Income from continuing operations	6,848	7,159	9,770	9,027
Income (loss) from discontinued operation, net of tax	(139)	126	(1,554)	(1,826)
Net earnings	6,709	7,285	8,216	7,201
Total assets	3,990,964	4,169,466	4,158,782	4,322,625
Non-performing assets	31,172	27,332	26,585	39,032

	Three Months Ended
2002	March 31	June 30	Sept. 30	Dec. 31
Interest income	$47,798	$50,134	$50,954	$53,046
Interest expense	23,838	24,701	24,775	24,711
Net interest income	23,960	25,433	26,179	28,335
Net loans	2,277,470	2,394,614	2,464,065	2,671,788
Non-performing loans	20,956	18,100	18,242	15,867
Provision for loan losses	5,035	4,920	3,165	6,300
Noninterest income	8,954	12,026	10,693	13,815
Noninterest expense	20,246	22,941	23,834	25,890
Income from continuing operations	5,859	6,886	7,321	5,665
Income from discontinued operation, net of tax	198	154	112	20
Net earnings	6,057	7,040	7,435	5,685
Total assets	3,234,970	3,323,012	3,648,881	3,811,723
Non-performing assets	29,963	24,963	25,234	22,226

	Three Months Ended
2001	March 31	June 30	Sept. 30	Dec. 31
Interest income	$52,986	$51,116	$50,724	51,975
Interest expense	30,727	29,599	29,869	27,528
Net interest income	22,259	21,517	20,855	24,447
Net loans	1,819,004	1,867,255	2,019,144	2,124,973
Non-performing loans	18,881	17,773	20,573	23,007
Provision for loan losses	2,545	1,795	5,225	5,749
Noninterest income	8,617	7,352	8,384	7,322
Noninterest expense	19,110	19,219	17,418	22,915
Income from continuing operations	6,040	5,595	6,092	5,090
Income from discontinued operation, net of tax	23	98	161	182
Net earnings	6,063	5,693	6,253	5,272
Total assets	2,694,343	2,871,172	2,933,000	3,014,955
Non-performing assets	22,576	23,556	30,022	32,512

	Three Months Ended
Per Share 2003	March 31	June 30	Sept. 30	Dec. 31
Net earnings from continuing
operations – basic	$0.18	$0.19	$0.26	$0.23
Net earnings from discontinued operations – basic	—	—	(0.04)	(0.05)
Net earnings-basic	0.18	0.19	0.22	0.18
Net earnings from continuing operations – diluted	0.18	0.19	0.26	0.23
Net earnings from discontinued operations – diluted	—	—	(0.04)	(0.05)
Net earnings-diluted	0.18	0.19	—	0.18
Dividends	0.03	0.03	0.03	0.03

	Three Months Ended
Per Share 2002	March 31	June 30	Sept. 30	Dec. 31
Net earnings from continuing
operations – basic	$0.18	$0.20	$0.21	$0.17
Net earnings from discontinued operations – basic	0.01	0.01	—	—
Net earnings-basic	0.19	0.21	0.21	0.17
Net earnings from continuing operations – diluted	0.18	0.20	0.21	0.17
Net earnings from discontinued operations – diluted	0.01	0.01	—	—
Net earnings-diluted	0.19	0.21	0.22	0.17
Dividends	0.02	0.02	0.02	0.02

	Three Months Ended
Per Share 2001	March 31	June 30	Sept. 30	Dec. 31
Net earnings from continuing
operations – basic	$0.17	$0.16	$0.18	$0.15
Net earnings from discontinued operations – basic	—	—	—	0.01
Net earnings (loss)-basic	0.17	0.16	0.18	0.16
Net earnings from continuing operations – diluted	0.17	0.16	0.18	0.14
Net earnings from discontinued operations – diluted	—	—	—	0.01

	Three Months Ended
Per Share 2001	March 31	June 30	Sept. 30	Dec. 31
Net earnings (loss)-diluted	0.17	0.16	0.18	0.15
Dividends	0.02	0.02	0.02	0.02

(25)	Subsequent Events

On February 25, 2004, the Company entered into a definitive merger agreement with Silver Acquisition Corporation (Silver), whereby Silver will acquire all of the outstanding common stock of the Company for $16.60 per share in cash. The merger is expected to be completed in the third quarter of 2004, subject to shareholder and regulatory approval.

On March 10, 2004, a class action lawsuit was filed by Laurie McBride on behalf of herself and all others similarly situated against the Company and nine of its directors in the District Court of Johnson County, Kansas. The lawsuit relates to a resale by the Company of 530,000 shares of the Company's common stock to five directors in the second quarter of 2003, which shares were obtained from Michael Gullion in partial satisfaction of his restitution obligations to the Company. For a more detailed discussion of the matters surrounding the misconduct of Mr. Gullion and the restitution the Company received from him, see the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 and its Form 10-Q for the quarterly period ended September 30, 2003. The complaint alleges that the Company's directors breached their fiduciary duties by approving the Agreement and Plan of Merger with Silver Acquisition Corp. and SAC Acquisition Corp., to enable those directors to sell those shares sooner than they would have otherwise been legally able to do under the federal securities laws. The Company believes the claims made by the plaintiffs are without merit and intends to vigorously defend this lawsuit.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A      CONTROLS AND PROCEDURES

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

     During the period from January 1, 2003 to April 15, 2003 (the filing date of our Annual Report on Form 10-K/A for 2002), we strengthened our internal controls over financial reporting by taking the actions described under Item 14 in that Form 10-K/A. During the period from April 15, 2003 to September 30, 2003, we further enhanced our internal controls over financial reporting, the more significant of which are reflected in the following actions:
i)	set disbursement limits for all officers, including a limit of $250,000 for the Chief Executive Officer and require Board approval for disbursements above that amount;
ii)	segregated the responsibilities for ordering, auditing and reconciling transactions;
iii)	conduct monthly reconciliations of various accounts, including prepaid expenses, other assets and accrued expenses;
iv)	perform monthly reviews of bank accounts of executive officers and directors;
v)	established guidelines for review and approval for the payment and reimbursement of expenses to or on behalf of affiliated parties;
vi)	reconcile general ledger accounts for the Company and its subsidiaries, and timely resolve any open items;
vii)	hired a Director of Internal Audit and increased the number and scope of internal audits;
viii)	perform periodic reviews of the Company's compliance with Section 36 of the Federal Deposit Insurance Act, which pertains to compliance with internal controls and financial reporting obligations under the Federal Deposit Insurance Corporation Act of 1991;
ix)	and strengthened the security of our information systems to provide further protection against intrusions.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the directors and executive officers of the Company is incorporated herein by reference, under the captions “Election of Directors” and “Executive Officers”, from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

The information required by this Item concerning beneficial ownership reporting compliance of the Company is incorporated herein by reference, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company’s officers and directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Additional information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Exhibits, Financial Statements and Financial Statement Schedules:

(1)        Financial Statements:

The following consolidated financial statements of our Company and report of our Company’s independent auditors are filed herewith:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended
   December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements.

(2)        Financial Statement Schedules:

The following financial statement schedules of our Company, if any, are filed herewith:

None

(3)        Exhibits:

2.1

Branch Purchase and Assumption Agreement, dated September 16, 2003, by and between Gold Bank-Kansas and Leonard R. Wolfe, relating to the sale of seven branches of Gold Bank-Kansas to Mr. Wolfe. (Previously filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q (File No. 28936) for the quarterly period ended December 30, 2002 and filed with the SEC on November 14, 2003 and the same is incorporated herein by reference.)

2.2

Agreement and Plan of Merger, dated February 24, 2004, by and among Gold Banc Corporation, Inc., Silver Acquisition Corp., and SAC Acquisition Corp. (Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2004 and the same is incorporated by reference herein.)

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

4.2.1	Amendment No. 1 to Rights Agreement dated as of February 24, 2004, between Gold Banc and American Stock Transfer and Trust, as Rights Agent.

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

4.18

Form of Junior Subordinated Indenture between American Bancshares, Inc. and Bankers Trust Company as Trustee relating to ABI Capital Trust. (Previously filed as Exhibit 4.1 to ABI Capital Trust’s Registration Statement on Form S-1 (File No. 333-56095) and the same is incorporated herein by reference.)

4.19

Form of Trust Agreement between American Bancshares, Inc. and Bankers Trust (Delaware) as Trustee relating to ABI Capital Trust. (Previously filed as Exhibit 4.3 to ABI Capital Trust’s Registration Statement on Form S-1 (File No. 333-56095) and the same is incorporated herein by reference.)

4.20

Form of Amended and Restated Trust Agreement between American Bancshares, Inc., Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, relating to ABI Capital Trust. (Previously filed as Exhibit 4.4 to ABI Capital Trust’s Registration Statement on Form S-1 (File No. 333-56095) and the same is incorporated herein by reference.)

4.21

Form of Amended and Restated Guarantee Agreement between American Bancshares, Inc., as Guarantor, and Bankers Trust Company, as Trustee, relating to ABI Capital Trust. (Previously filed as Exhibit 4.6 to ABI Capital Trust’s Registration Statement on Form S-1 (File No. 333-56095) and the same is incorporated herein by reference.)

4.22

Indenture, dated as of November 28, 2001, by Gold Banc, as Issuer, to Wilmington Trust Company, as Trustee, Paying Agent, Calculation Agent and Securities Registrar. (Previously filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the SEC on March 25, 2002 (File No. 0-28936).)

4.23

Amended and Restated Loan Agreement, dated as of December 1, 1998, between Gold Banc Corporation, Inc. and LaSalle National Bank. (Previously filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended June 30, 2002 and the same is incorporated herein by reference.)

4.24

First Amendment to Amended and Restated Loan Agreement, dated as of April 26, 1999, between Gold Banc Corporation, Inc. and LaSalle National Bank. (Previously filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended June 30, 2002 and the same is incorporated herein by reference.)

4.25

Second Amendment to Amended and Restated Loan Agreement, dated as of May 1, 2000, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.38 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended June 30, 2002 and the same is incorporated herein by reference.)

4.26

Third Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2000, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.39 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended June 30, 2002 and the same is incorporated herein by reference.)

4.27

Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 23, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.40 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended June 30, 2002 and the same is incorporated herein by reference.)

4.28

Fifth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.41 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended June 30, 2002 and the same is incorporated herein by reference.)

4.29

Sixth Amendment to Amended and Restated Loan Agreement, dated as of September 28, 2001, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed as Exhibit 10.42 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended June 30, 2002 and the same is incorporated herein by reference.)

4.30

Seventh Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2002, between Gold Banc Corporation, Inc. and LaSalle Bank National Association. (Previously filed on Exhibit 10.43 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended June 30, 2002 and the same is incorporated herein by reference.)

4.31

Replacement Revolving Note, dated as of July 1, 2002, in favor of LaSalle Bank National Association. (Previously filed on Exhibit 10.44 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended June 30, 2002 and the same is incorporated herein by reference.)

4.32

Amended and Restated Third Party Pledge Agreement, dated as of June 1, 2002, between GBC Kansas, Inc. and LaSalle Bank National Association. (Previously filed on Exhibit 10.45 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 for the period ended June 30, 2002 and the same is incorporated herein by reference.)

4.33

Eighth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2003, between Gold Banc Corporation, Inc. and La Salle Bank National Association. (Previously filed as Exhibit 4.33 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003 for the period ended June 30, 2003 and the same is incorporated by reference herein.)

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

*10.2

Change in Control Agreement between Gold Banc Corporation, Inc. and Rick Tremblay, dated November 5, 2003. (Previously filed as Exhibit 10-2 to our Quarterly Report on Form 10-Q filed with the SEC in November 14, 2003 for the quarterly period ended September 30, 2003 and the same is incorporated herein by reference.)

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

10.17

Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 30,000,000 and a termination date of May 1, 2011. (Previously filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003 for the quarterly period ended September 30, 2003 and the same is incorporated herein by reference.)

10.18

Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 30,000,000 and a termination date of May 2, 2011. (Previously filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003 for the quarterly period ended September 30, 2003 and the same is incorporated herein by reference.)

10.19

Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 25,000,000 and a termination date of July 30, 2010. (Previously filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003 for the quarterly period ended September 30, 2003 and the same is incorporated herein by reference.)

10.20

Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 30,000,000 and a termination date of May 16, 2011. (Previously filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003 for the quarterly period ended September 30, 2003 and the same is incorporated herein by reference.)

10.21

Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 30,000,000 and a termination date of May 16, 2011. (Previously filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003 for the quarterly period ended September 30, 2003 and the same is incorporated herein by reference.)

10.22

Confirmation, dated August 13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 30,000,000 and a termination date of May 2, 2011. (Previously filed as Exhibit 10.22 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003 for the quarterly period ended September 30, 2003 and the same is incorporated herein by reference.)

10.23

Confirmation, dated August13, 2003, from Citibank, N.A. to Gold Banc Corporation, Inc., relating to an interest rate swap transaction with a notional amount of USD 15,000,000 and a termination date of November 8, 2010. (Previously filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003 for the quarterly period ended September 30, 2003 and the same is incorporated herein by reference.)

10.24	Restricted Stock Agreement, dated February 5, 2004, by and between Gold Banc Corporation, Inc. and Malcolm M. Aslin.

10.25	Restricted Stock Unit Agreement, dated February 5, 2004, by and between Gold Banc Corporation, Inc. and Malcolm M. Aslin.

10.26	Restricted Stock Agreement, dated February 5, 2004, by and between Gold Banc Corporation, Inc. and Malcolm M. Aslin

10.27	Restricted Stock Unit Agreement, dated February 5, 2004, by and between Gold Banc Corporation, Inc. and Malcolm M. Aslin.

10.28	Restricted Stock Agreement, dated February 5, 2004, by and between Gold Banc Corporation, Inc. and Rick Tremblay.

10.29	Restricted Stock Unit Agreement, dated February 5, 2004, by and between Gold Banc Corporation, Inc. and Rick Tremblay

21.1	List of Subsidiaries of Gold Banc Corporation, Inc. as of December 31, 2003.

23.1	Consent of KPMG LLP.

31.1

Certification of Chief Executive Officer of Gold Banc Corporation, Inc., dated March 11, 2004, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2

Certification of Chief Financial Officer of Gold Banc Corporation, Inc., dated March 11, 2004, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1

Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated March 11, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended December 31, 2003 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2

Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated March 11, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended December 31, 2003 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

99.1	Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc Corporation, Inc.

*	Management contracts or compensating plans or arrangements required to be identified by Item 15(a).

(b)        Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the fourth quarter of 2003 and early 2004:

•	On November 5, 2003, we filed a Current Report on Form 8-K announcing the election of Robert Gourley as the new non-executive Board Chairman
•

On November 5, 2003, we filed a Current Report on Form 8-K reporting 2003 third-quarter earnings and other select financial data and announcing that our Board of Directors declared a cash dividend of $.03 per common share.

•

On December 8, 2003, we filed a Current Report on Form 8-K announcing that we received restitution from Michael W. Gullion and other selected matters as described in more detail in the press release attached thereto.

•	On February 25, 2004, we filed a Current Report on Form 8-K announcing we had entered into an Agreement and Plan of Merger with Silver Acquisition Corp.

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

Dated:  March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT J. GOURLEY	Chairman of the Board of Directors	March 11, 2004
Robert J. Gourley

/s / MALCOLM M. ASLIN	Director and Chief Executive Officer	March 11, 2004
Malcolm M. Aslin

/s/ RICK J. TREMBLAY	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 11, 2004
Rick J. Tremblay

/s/ Patrick Curran	Director	March 11, 2004
D. Patrick Curran

/s/ WILLIAM R. HAGMAN, JR.	Director	March 11, 2004
William R. Hagman, Jr.

/s/ DONALD MCNEIL	Director	March 11, 2004
Donald McNeill

/s/ Allen D. Petersen	Director	March 11, 2004
Allen D. Petersen

/s/ E. MILES PRENTICE III	Director	March 11, 2004
E. Miles Prentice III

/s/ WILLIAM RANDON	Director	March 11, 2004
William Randon

/s/ GARY RUSS	Director	March 11, 2004
J. Gary Russ

/s/ DANIEL P. CONNEALY	Director	March 11, 2004
Daniel P. Connealy