Form 10-Q
period 2004-03-31
GOLD BANC CORP INC
filed 2004-05-10
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from to

Commission file number 0-28936

_________________

GOLD BANC CORPORATION, INC.

(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-1008593 (I.R.S. Employer Identification No.)
11301 Nall Avenue, Leawood, Kansas (Address of principal executive offices)	66211 (Zip code)
(913) 451-8050 (Registrant's telephone number, including area code)

_________________

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [   ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at May 5, 2004

Common Stock, $1.00 par value	40,072,732

GOLD BANC CORPORATION, INC.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2004

i

PART I FINANCIAL INFORMATION

ITEM 1:          FINANCIAL STATEMENTS

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)
(unaudited)

Assets	March 31,2004	December 31, 2003

Cash and due from banks	$61,962	$78,124
Federal funds sold and interest-bearing deposits	85,172	38,978

Total cash and cash equivalents
	147,134	117,102

Investment securities:
Available-for sale	909,886	842,900
Held-to-maturity	175,743	133,492
Trading	3,315	9,692

Total investment securities
	1,088,944	986,084

Mortgage loans held for sale, net	6,358	5,883
Loans, net	2,822,072	2,977,021
Premises and equipment, net	58,877	63,131
Goodwill	30,484	31,082
Other intangible assets, net	5,899	6,084
Accrued interest and other assets	48,167	52,117
Cash surrender value of bank-owned life insurance	80,291	80,218
Assets of discontinued operations	--	3,903

Total assets	$4,288,226	$4,322,625

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)
(unaudited)

Liabilities and Stockholders' Equity	March 31, 2004	December 31, 2003
Liabilities:
Deposits	$3,063,568	$3,164,443
Securities sold under agreements to repurchase	132,281	127,789
Federal funds purchased and other short-term borrowings	625	7,260
Subordinated debt	162,615	114,851
Long-term borrowings	632,661	631,526
Accrued interest and other liabilities	26,394	26,411
Liabilities from discontinued operations	--	628

Total liabilities	4,018,144	4,072,908

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	--	--
Common stock, $1.00 par value; 50,000,000 shares authorized	~	~
44,769,039 and 44,567,417 shares issued at March 31, 2004 and December 31, 2003	44,769	44,567
Additional paid-in capital	125,538	122,444
Retained earnings	144,194	132,082
Accumulated other comprehensive income (loss), net	1,242	(2,812)
Unearned compensation	(11,372)	(12,275)

	304,371	284,006
Less treasury stock at cost (4,824,575 shares at March 31, 2004 and December 31, 2003)	(34,289)	(34,289)

~~	270,082	249,717

Total liabilities and stockholders' equity	$4,288,226	$4,322,625

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
For the Three Months ended
(In thousands, except per share data)
(unaudited)

	March 31,2004	March 31,2003

Interest Income:
Loans, including fees	$42,684	$42,464
Investment securities	9,331	9,936
Other	590	469

Total interest income	52,605	52,869

Interest Expense:
Deposits	14,523	15,485
Borrowing and other	7,453	7,847

Total interest expense	21,976	23,332

Net interest income	30,629	29,537

Provision for loan losses	2,864	3,550

Net interest income after provision for loan losses	27,765	25,987

Other income:
Service fees	3,905	4,197
Investment trading fees and commissions	910	1,477
Net gains on sale of mortgage loans	387	744
Net securities gains (losses)	101	(3)
Gain on sale of branch facilities	16,953	--
Bank-owned life insurance	1,029	936
Other	1,462	1,093

Total other income	24,747	8,444

Other expense:
Salaries and employee benefits	16,041	14,151
Net occupancy expense	1,762	1,821
Depreciation expense	1,567	1,705
Core deposit intangible amortization expense	188	188
Expenses resulting from misapplication of bank funds	--	250
Other	11,359	7,213

Total other expense	30,917	25,328

Earnings from continuing operations before income taxes
	21,595	9,103
Income tax expense	7,737	2,255

Net earnings from continuing operations	13,858	6,848
Net loss from discontinued operations, net of tax	(551)	(139)

Net earnings	$13,307	$6,709

Net earnings from continuing operations per share - basic and diluted	$0.35	$0.18
Net loss from discontinued operations per share - basic and diluted	$ (0.01)	$ --

Net earnings per share - basic and diluted	$0.34	$0.18

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2004, and March 31, 2003
(Dollars in thousands)
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Treasury Stock	Total
Balance at December 31, 2002	$ --	44,188	118,257	107,392	3,489	(12,432)	(33,120)	$227,774
Net earnings for the three months ended March 31, 2003	--	--	--	6,709	--	--	--	6,709
Change in unrealized gain on available for-sale securities	--	--	--	--	(782)	--	--	(782)

Total comprehensive income for the three months ended March 31, 2003	--	--	--	6,709	(782)	--	--	5,927
Exercise of 28,308 stock options	--	29	150	--	--	--	--	179
Increase in unearned compensation	--	--	--	--	--	(1,000)	--	(1,000)
Dividends paid ($0.03 per common share)	--	--	--	(1,184)	--	--	--	(1,184)

Balance at March 31, 2003	$ --	44,217	118,407	112,917	2,707	(13,432)	(33,120)	231,696

Balance at December 31, 2003	$ --	44,567	122,444	132,082	(2,812)	(12,275)	(34,289)	$249,717
Net earnings for the three months
ended March 31, 2004	--	--	--	13,307	--	--	--	13,307
Change in unrealized gain on available for-sale securities	--	--	--	--	4,054	--	--	4,054

Total comprehensive income for the three months ended March 31, 2004	--	--	--	13,307	4,054	--	--	17,361
Exercise of 201,622 stock options	--	202	1,628	--	--	--	--	1,830
Allocation of 75,000 shares held by Employee Stock Ownership Plan	--	--	906	--	--	849	--	1,755
Recognition of equity compensation	--	--	560	--	--	54	--	614
Dividends paid ($0.03 per common share)	--	--	--	(1,195)	--	--	--	(1,195)

Balance at March 31, 2004	$ --	44,769	125,538	144,194	1,242	(11,372)	(34,289)	$270,082

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(In thousands)
(unaudited)

	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net earnings	$ 13,307	$ 6,709
Income (loss) from discontinued operations	(551)	(139)
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Provision for loan losses	2,864	3,550
Allocation of ESOP Shares	1,755	--
Equity compensation	1,107	--
Gain on sales of securities	(101)	(3)
Gain on sale of branches	(16,953)	--
Amortization of investment securities premiums, net of accretion	560	866
Depreciation	1,570	1,744
Amortization of intangible assets	185	188
Gain on sale of mortgage loans held for sale	(387)	(744)
Increase in cash surrender value of bank owned life insurance	(1,029)	(929)
Net (increase) decrease in trading securities	6,377	(752)
Proceeds from sale of loans held for sale	35,352	56,165
Origination of loans held for sale, net of repayments	(35,440)	(54,884)
Other changes:
Accrued interest receivable and other assets	3,643	59,647
Accrued interest payable and other liabilities	(1,456)	(5,985)
Net change in operating activities of discontinued operations	3,826	139

Net cash provided by operating activities	$ 14,629	$ 65,572

Cash flows from investing activities:
Net increase in loans	$(47,719)	$(78,003)
Principal collections and proceeds from sales and maturities of
available-for-sale securities	162,022	103,314
Purchases of available-for-sale securities	(222,966)	(244,462)
Principal collections and proceeds from sales and maturities of held-
to-maturity securities	3,515	10,529
Purchases of held-to-maturity securities	(46,030)	(3,087)
Purchase of bank owned life insurance policy	--	(20,000)
Net additions to premises and equipment	(1,401)	(962)
Cash paid in branch sales, net of cash received	$(141,985)	--

Net cash used in investing activities	$(294,546)	$(232,671)

Cash flows from financing activities:
Increase in deposits	$ 261,656	$ 87,653
Net decrease in short-term borrowings	(2,143)	(36,333)
Proceeds from FHLB & long-term borrowings	49,819	133,289
Proceeds from issuance of common stock	1,830	179
Dividends paid	(1,195)	(1,184)

Net cash provided financing activities	309,967	183,604

Increase in cash and cash equivalents	30,032	16,505
Cash and cash equivalents, beginning of period	117,102	96,408

Cash and cash equivalents, end of period	$ 147,134	$ 112,913

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 20,523	$ 25,525
Cash paid for income taxes	3,777	4,560

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004 (the “2003 Annual Report”).

        The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies. All significant inter-company balances and transactions have been eliminated.

        The consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position and results of our operations and cash flows for those periods. The consolidated statements of earnings for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

2. Earnings per Common Share

        Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. Employee stock options are our only potential common share equivalent.

        The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 2004 and, 2003 are shown below (in thousands):

	For the three months ended
	March 31, 2004	March 31, 2003

Weighted average common shares outstanding	39,792	39,477

Unallocated ESOP Shares	(1,331)	(1,488)
Total basic average common shares outstanding	38,461	37,989
Stock options and unvested restricted stock	413	197

Total diluted weighted average common shares outstanding	38,874	38,186

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

	For the three months ended
	March 31, 2004	March 31, 2003

Net earnings as reported	$13,307	$6,709
Add: Stock-based compensation included in reported
net income, net of related tax effects
	$719	--
Deduct: Total stock based employee
compensation expense determined under fair
valued based method for all awards, net of
related tax effects	936	75

Pro forma net earnings	$13,090	$6,634

Earnings per share:
Basic-as reported	$0.34	$0.18
Basic-pro forma	0.34	0.18
Diluted-as reported	0.34	0.18
Diluted-pro forma	0.34	0.18

3. Intangible Assets and Goodwill

        The following table presents information about our intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

	March 31, 2004		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Core deposit premium	$7,508	$1,609	$7,508	$860
Aggregate amortization expense for the three months ended		$188		$188

Estimated amortization expense (in thousands) for the years ending December 31:

2004	$751
2005	$751
2006	$751
2007	$751
2008	$751

        Goodwill from continuing operations at March 31, 2004 was $30.5 million, which is $598,000 less than the amount at December 31, 2003. There was no impairment to goodwill from continuing operations recorded for the three months ended March 31, 2004 or 2003. The reduction of $598,000 was the result of selling eight branches of the bank during the first quarter of 2004.

        During 2002 and 2003, CompuNet Engineering did not earn a majority of its revenue from providing services to financial institutions. As a result, the Company was required under the Bank Holding Company Act to divest itself of CompuNet. During the fourth quarter of 2003, the Company announced its intent to dispose of CompuNet. As a result of the expected disposition of this business, the Company recorded additional impairment charges of $845,000 and $3.3 million in the third and fourth quarters of 2003 to reduce the carrying value of the net assets (including the remaining goodwill) to their fair value. The remaining goodwill of $207,000 was written off in the first quarter of 2004. The Company sold CompuNet on February 4, 2004.

4. Comprehensive Income

        Comprehensive income was $17.4 million and $5.9 million for the three months ended March 31, 2004 and March 31, 2003, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended March 31, 2004 and March 31, 2003, we recorded reclassification adjustments of $66,000 and ($2,000), respectively, associated with gains and losses included in net earnings for such periods.

5. Mergers, Acquisitions, Dispositions and Consolidations

        Sale of Seven Gold Bank-Kansas branches. On September 16, 2003, we announced that we had entered into an agreement for the sale of seven Gold Bank-Kansas branches. An employee-investor group led by the regional Gold Bank-Kansas president in Marysville, Kansas, agreed to purchase the Gold Bank-Kansas branches. The sale of the Gold Bank-Kansas branches closed on February 13, 2004. As of the date of closing, the deposits and loans of the seven Gold Bank-Kansas branches were approximately $333.4 million and $194.8 million, respectively. In addition, goodwill of $598,000 was allocated to these branches. In connection with the sale of these branches, we recorded a gain of approximately $16.2 million.

        Sale of Elkhart branch. On August 28, 2003, Gold Bank-Oklahoma entered into an agreement for the sale its branch location in Elkhart, Kansas to ColoEast Bankshares. The sale of this Gold Bank-Kansas branch closed on February 5, 2004. As of the date of closing, the deposits and loans of this Gold Bank-Oklahoma branch were approximately $30.0 million and $3.2 million, respectively. In connection with the sale of this branch, we recorded a gain of approximately $852 thousand.

        Sale of CompuNet Engineering. On January 15, 2004, we entered into a letter of understanding for the sale of our interest in CompuNet Engineering to Computer Source, Inc. This sale closed on February 4, 2004. In connection with the sale of our interest in CompuNet, we recorded a loss of approximately $4.1 million in 2003. An additional after-tax charge was taken in the first quarter of 2004 of $551,000 to complete the sale of CompuNet.

        Merger of Gold Bank-Kansas and Gold Bank-Oklahoma. On August 11, 2003, Gold Bank-Kansas filed an application with the FRB-KC and the OSBC to merge Gold Bank-Oklahoma and Gold Bank-Kansas with Gold Bank-Kansas being the surviving entity. In October 2003, Gold Bank-Kansas received approval of its application and the merger was consummated on April 2, 2004.

        Sale of Weatherford, Geary and Cordell, Oklahoma branches. On February 13, 2004, Gold Bank-Oklahoma entered into an agreement for the sale of its branch locations in Weatherford, Geary and Cordell, Oklahoma to Bank of Western Oklahoma of Elk City. As of April 23, 2004, the aggregate deposit and loans of the branches were approximately $62.8 million and $19.3 million, respectively. The sale of these branches is expected to close in the second quarter of 2004.

        Proposed Merger of Gold Bank-Kansas and Gold Bank-Florida. On March 31, 2004, Gold Bank-Kansas filed an application with the FRB-KC and the OSBC to merge Gold Bank-Florida and Gold Bank-Kansas with Gold Bank-Kansas being the surviving entity. Currently, Gold Bank-Kansas is awaiting approval of its application. If the proposed acquisition of the Company by Silver Acquisition Corp were not to occur, then the merger of Gold Bank-Kansas and Gold Bank-Florida would not be consummated.

6. Derivative Instruments

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

        During the quarter ended March 31, 2004, we received net cash flows of $477 thousand under the one remaining agreement, which was recorded as a reduction of interest expense on the trust preferred securities.

        In August 2003, we entered into seven interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting $190 million of fixed rate FHLB borrowings into floating rate obligations. Each swap has a notional amount equal to the outstanding principal amount of the related FHLB borrowing, together with the same payment dates, maturity date and call provisions as the related FHLB borrowing. Under five of the swaps, we pay and receive interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, whereas on the remaining two instruments we pay and receive interest quarterly. We receive a fixed rate equal to the interest that we are obligated to pay on the related FHLB borrowing. The interest rate swaps are derivative financial instruments and have been designated as fair value hedges of the FHLB borrowing.

        During the quarter ended March 31, 2004, we received net cash flows of $1.1million under these agreements, which was recorded as a reduction of interest expense on the related FHLB borrowings. Included in other expense in the consolidated statement of operations for the quarter ended March 31, 2004 was an expense of $437,000 relating to ineffectiveness of the hedging strategy.

7. Regulatory Examinations and Supervisory Actions

        During the first quarter of 2003, the Kansas Office of the State Bank Commission (the “OSBC”) and the Federal Reserve Bank of Kansas City (the “FRB-KC”) conducted a joint safety and soundness examination of Gold Bank-Kansas. The FRB-KC also began a financial holding company examination of us. Concurrently with these examinations, we conducted an internal investigation that uncovered misappropriations and other improper conduct by our former CEO, Michael W. Gullion. We were subsequently notified by the SEC that it was conducting an informal investigation. For additional information relating to Mr. Gullion’s misconduct, see our 2002 Annual Report.

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

  Section 23A of the Federal Reserve Act (transactions with affiliates);

  Regulation O (loans to officers and directors); and

  Regulation Y and K.S.A.ss.17-11-21 (appraisals).

        The financial holding company examination report identified noncompliance or deficiencies by us in regard to:

  Section 23A of the Federal Reserve Act (transactions with affiliates);

  Regulation Y (information security);

  CompuNet's revenues from non-financial data processing activities; and

  Late filing of a regulatory report.

        The joint examination report was based upon the condition and management of Gold Bank-Kansas as of December 31, 2002. The holding company examination report was based upon our condition and management as of March 31, 2003.

        As a result of the examinations, we are became to the following restrictions:

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

        On August 26, 2003, we and Gold Bank-Kansas entered into a written agreement (a “Written Agreement”) with the OSBC and the FRB-KC. The Written Agreement was intended to address and remediate the deficiencies identified in the joint report of examination. The Written Agreement does not prohibit or limit the payment of dividends by Gold Bank-Kansas or us. We and Gold Bank-Kansas have completed essentially all the corrective actions set forth in the Written Agreement. As required by the Written Agreement, we and Gold Bank-Kansas submitted a plan covering the review and development of:

  written procedures to strengthen Gold Bank-Kansas' internal controls;

  our internal audit program, including an assessment of the composition, independence and effectiveness of the audit committee of our Board of Directors;

  a written plan to improve the information technology function of us and all of our subsidiaries; and

  steps to comply with all appropriate laws and regulations.

        In connection with the Written Agreement and the development and implementation of the plans required therein, we filled the positions of Director of Internal Audit, Director of Compliance, and Director of Technology Security. In addition, the Boards of Directors of both us and Gold Bank-Kansas have established a Compliance Committee to monitor and coordinate compliance with the Written Agreement. The Compliance Committee is composed entirely of independent directors who provide monthly progress reports to the Boards of Directors of both us and Gold Bank-Kansas.

        During the fourth quarter of 2003, the OSBC and the FRB–KC again conducted a joint safety and soundness examination of Gold Bank–Kansas. As a result of such examination, the “management” and “composite” CAMELS ratings for Gold Bank–Kansas were found to be satisfactory, enabling Gold Bank–Kansas to regain its “well–managed” rating. Because Gold Bank–Kansas regained its “well–managed rating”, we retained our status as a financial holding company.

SEC Settlement

        On March 5, 2004, we voluntarily submitted to the SEC a settlement offer to consent to the entry of an order providing that we cease and desist from committing or causing any violations and future violations of Sections 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 13a-1 and 13a-3 thereunder. A more detailed summary of our discussion with the SEC leading up to the settlement offer is set forth in our Form 10-K for the year ended December 31, 2003. On May 4, 2004, the SEC accepted our settlement offer and issued the order. On May 6, 2004, we filed a Current Report on Form 8-K that included the order. No fines or penalties were levied against us or any of our current directors, officers or employees.

Class Action Lawsuit

        On March 10, 2004, a class action lawsuit was filed by Lori McBride on behalf of herself and all other similarly situated against us and nine of our directors in the District Court of Johnson County, Kansas. The lawsuit relates to a resale by us of 530,000 shares of our common stock to five directors in the second quarter of 2003, which shares were obtained from Michael Gullion in partial satisfaction of his restitution obligations. For a more detailed discussion of the matters surrounding the misconduct of Mr. Gullion and the restitution we received from him, see our Annual Report on Form 10-K/A for the year ended December 31, 2002 and our Form 10-Q for the quarterly period ended September 30, 2003. The complaint alleges that our directors breached their fiduciary duties by approving the Agreement and Plan of Merger with Silver Acquisition Corp. and SAC Acquisition Corp., to enable those directors to sell those shares sooner than they would have otherwise been legally able to do under the federal securities laws. We believe the claims made by the plaintiffs are without merit and intend to vigorously defend this lawsuit.

8. Expense Resulting from Misapplication of Bank Funds, Net of Recoveries

        During 2002, 2001 and 2000, Michael W. Gullion, our former Chief Executive Officer diverted funds to his account for personal use, as well as the use of our corporate credit card for personal use and improper reimbursement of personal expenses. Such amounts along with the costs of an investigation which uncovered the activity aggregated $136,000 and $1.1 million during 2002 and 2001.

        During the year ended December 31, 2003, we reached an agreement with the former chief executive officer in which we received approximately $3.5 million of restitution. The restitution amount consisted of $1.2 million in cash and 212,864 shares of our common stock, and has been netted against the losses and expenses incurred in 2003 by us in connection with the investigation.

        During the quarter ended March 31, 2003, the Company recorded $250,000 of expenses related to the investigation.

9. Acquisition of Company

        On February 25, 2004, we entered into a definitive merger agreement with Silver Acquisition Corporation (Silver), whereby Silver will acquire all of our outstanding common stock for $16.60 per share in cash. The merger is expected to be completed in the third quarter of 2004, subject to shareholder and regulatory approval. On February 25, 2004, we filed a Current Report on Form 8-K that included the merger agreement.

ITEM 2:       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following financial review presents management’s discussion and analysis of our consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three month periods ended March 31, 2004. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as our 2003 Annual Report on Form 10-K (the “2003 Annual Report”). Results of operations for the three month periods ended March 31, 2004 are not necessarily indicative of results to be attained for any other period.

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

Certain Financial Data

        The following table sets forth certain financial data for the three month periods ended March 31, 2004 and March 31, 2003 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net Earnings	$ 13,307	$ 6,709
Earnings Per Share (basic)	$ 0.34	$ 0.18
Return on Average Assets	1.24%	0.69%
Return on Equity	20.36%	11.74%
Dividend to Net Earnings	8.98%	17.65%

	At March 31, 2004	At March 31, 2003

Stockholders' equity to total assets	6.29%	5.81%

Results of Operations

         Net Interest Income

        Total interest income for the three months ended March 31, 2004 was $52.6 million compared to $52.9 million for the three months ended March 31, 2003 or an decrease of $264,000. This decrease resulted from a $605,000 decrease in investment security interest, which was partially offset by a $280,000 increase in loan interest. Average loans increased to $2.9 billion for the three months ended March 31, 2004 compared to $2.8 billion for the three months ended September 30, 2002, or a 3.5% increase. This increase in loans resulted from the opening of our Briarcliff, Eastland and Olathe branches in our Kansas City market, our Tampa and Sarasota branches in our Florida market and our new Hefner branch in our Oklahoma City market. For the three months ended March 31, 2004, our average rate on a tax equivalent basis for earning assets was 5.28%, a decrease from 5.97% for the three months ended March 31, 2003. The decrease in the average rate on earning assets primarily results from the decrease in the prime rate that we charge to borrowers, as well as a decrease in the average yield on our investment securities portfolio.

        Average earning assets were $4.0 billion for the three months ended March 31, 2004 compared with $3.6 billion for the three months ended March 31, 2003. The increase in average earning assets is attributable to our increase in loans and our increase in investments, which relates to our leverage strategy.

        Total interest expense for the three months ended March 31, 2004 was $22.0 million; a $1.4 million, or 5.8%, decrease over the three months ended March 31, 2003. The decrease was primarily due to a $962,000 decrease in interest on deposits and a $394,000 decrease in interest on borrowings.. For the three months ended March 31, 2004, our average cost of funds was 2.39%, a decrease from 2.83% for the three months ended March 31, 2003. The decrease in the average cost of funds primarily relates to the reduced rates paid on deposits, as well as the decrease in interest expense associated with our FHLB borrowings due to the interest rate swap agreements.

        Net interest income was $30.6 million for the three months ended March 31, 2004, compared to $29.5 million for the same period in 2003; an increase of 3.7%. Our net interest margin decreased from 3.38% for the three months ended March 31, 2003 to 3.09% for the three months ended March 31, 2004 on a tax equivalent basis. The increase in net interest income and the decrease in net interest margin was the result of the combination of a significant increase in the average balance of loans during the periods and a decrease in the average rate on loans receivable. For the three months ended March 31, 2004 compared to the three months ended March 31, 2003, average interest bearing liabilities increased $346.7 million compared to an increase of $439.6 million in average interest earning assets. The difference between the increase in average interest bearing liabilities and the increase in average interest earning assets is primarily due to an increase in non-interest bearing deposits during the relevant periods.

         Provision/Allowance for Loan Losses

        The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 66% of our total assets as of March 31, 2004. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things.

        The allowance for loan losses totaled $34.3 million and $34.0 million at March 31, 2004 and December 31, 2003, respectively, and represented 1.20% and 1.13% of total loans at each date. The provision for loan losses for the three months ended March 31, 2004 was $2.9 million compared to $3.6 million for the three months ended March 31, 2003. The decrease in the provision for loan losses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was the result of a slower rate of increase in our loan portfolio during 2004 and an improvement in the credit quality of our loan portfolio. Net charge-offs for the three months ended March 31, 2004 were $756,000 compared to $4.3 million for the three months ended March 31, 2003. Management has continued to review the loan portfolios of the banks, to increase the provision and to charge-off those credits when collection is considered to be doubtful.

        The allowance for loan losses is comprised of specific allowances assigned to certain classified loans and a general allowance. We continuously evaluate our allowance for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Factors contributing to the determination of specific allowances include the credit worthiness of the borrower, changes in the expected future receipt of principal and interest payments and/or changes in the value of pledged collateral. An allowance is recorded when the carrying amount of the loan exceeds the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general allowance, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Each credit grade is assigned a risk factor, or allowance allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required allowance.

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

        We actively manage our past due and non-performing loans in each bank subsidiary in an effort to minimize credit losses, and monitor asset quality to maintain an adequate loan loss allowance. Although management believes our allowance for loan losses is adequate for each bank and on an aggregate basis, the allowance may not prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, and significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of our net earnings and capital.

        We consider non-performing assets to include all non-accrual loans, other loans past due 90 days or more as to principal and interest and still accruing, other real estate owned and repossessed assets. Total non-performing loans were $28.7 million and $32.4 million at March 31, 2004 and December 31, 2003, respectively. The $3.6 million decrease in non-performing loans can generally be attributed to the net effect on one $8 million loan which was returned to performing status. This was partially offset by another loan being added to non-performing status. Total non-performing loans were 1.00% and 1.07% of gross loans at March 31, 2004 and December 31, 2003, respectively. Total non-performing assets were $34.5 million and $39.0 million at March 31, 2004 and December 31, 2003, respectively. The decrease in non-performing assets of $4.5 million can be generally attributed to the above mentioned loan activity. Total non-performing assets were 0.80% and 0.90% of total assets at March 31, 2004 and December 31, 2003, respectively.

         Other Income

        For the three months ended March 31, 2004, other income was $24.7 million compared to $8.4 million for the three months ended March 31, 2003, an increase of $16.3 million, or 193.1%. The net increase resulted primarily from gains on the sale of branch facilities of $17.0 million. This increase was partially offset by a reduction in service fees of $292,000, a decrease in investment trading fees and commissions of $567,000 and a decrease in net gains on sale of mortgage loans of $357,000. Net increases were recorded in net securities gains of $104,000; bank owned life insurance of $93,000, and other income of $369,000, which was primarily the result of increased trust fee income.

         Other Expense

        For the three months ended March 31, 2004, other expense was $30.9 million compared to $25.3 million for the same period of 2003. Salaries and employee benefits increased from $14.2 million in the first quarter of 2003 to $16.0 million in the first quarter of 2004, or an increase of $1.9 million. This increase was the result of compensation expense related to restricted stock awards to management of $1.1 million and compensation expense related to the Company’s ESOP plan of $525,000. Adding additional branch locations and expansion of our current operations accounted for the balance of the increase. Net occupancy expense remained relatively stable at $1.8 million for the quarter ended March 31, 2004 and for the quarter ended March 31, 2003. Depreciation expense decreased from $1.7 million to $1.6 million from the quarter period ended March 31, 2003 to March 31, 2004, respectively. Core deposit intangible amortization expense was $188,000 during the first quarter of 2003 and 2004. We recorded a $250,000 charge resulting from misapplication of bank funds in the three months ended March 31, 2003 related to the actions of Michael Gullion, our former Chief Executive Officer. The remaining expenses classified as other expense increased from $7.2 million to $11.4 million or $4.1 million. This largest component of this increase was debt issuance costs of $2.0 million which were written off when the Company refinanced two of its three Trust Preferred obligations. The Company also had acquisition expense of $629,000 during the first quarter of 2004 associated with the proposed sale of the Company. Other significant increases were marketing expense of $200,000, consulting of $168,000, and accounting of $598,000.

         Income Tax Expense

        Income tax expense for the three months ended March 31, 2004 and 2003 was $7.7 million and $2.3 million, respectively. The effective tax rate for each time period was 35.8% and 24.8%, respectively. The effective rate was significantly higher in the first quarter of 2004 due to gains from branch sales and non-deductible expenses related to the pending acquisition and the nondeductible portion of ESOP compensation expense in comparison to tax-exempt income. Our historical effective tax rate has been less than the statutory federal rate of 35% due primarily to tax-exempt interest income on municipal bonds and our investments in bank owned life insurance.

Financial Condition

        From December 31, 2003 to March 31, 2004, total assets remained the same at $4.3 billion. Cash and cash equivalents increased from $117.1 million to $147.1 million. Net loans decreased from $3.0 billion to $2.8 billion. Investment securities were $1.1 billion at March 31, 2004, compared to $986.1 million at December 31, 2003; an increase of $102.9 million or 10.4%. Mortgage loans held for sale increased from $5.9 million to $6.4 million. Net premises and equipment decreased from $63.1 million to $58.9 million. Cash surrender value of bank owned life insurance increased from $80.2 million to $80.3 million. Total liabilities decreased from $4.1 billion to $4.0 billion. Deposits decreased from $3.2 billion to $3.1 billion, from December 31, 2003 to March 31, 2004. Securities sold under agreements to repurchase increased from $127.8 million to $132.3 million. Total long and short-term borrowings increased $48.9 million, or 6.6%, from December 31, 2003. Accrued interest and other liabilities remained the same at $26.4 million.

        During the first three months of 2004, cash and cash equivalents increased $30.0 million or 25.6% comparied to balances at December 31, 2003. The primary cause of this increase was the refinancing of the Company Trust Preferred Debentures in March, 2004 of $46.4 million. The debentures were issued in March and the funds held in cash investments until the redemption date in April, 2004 when the older debentures could be retired and paid. This was accomplished on April 22, 2004.

        During the first three months of 2004, net loans decreased $154.9 million, or 5.2%, compared to balances at December 31, 2003. Mortgage loans held for sale increased $475,000 over the balance at December 31, 2003. The decrease was due to the sale of branch facilities during the first quarter that resulted in loans of $197.9 million being sold with the branches. This was partially offset by increased loan balances in other locations to result in the net decrease of $154.9 million.

        Investment securities at March 31, 2004, increased $102.9 million compared to the balance at December 31, 2003. This increase resulted from a decrease of $8.6 million in US agency mortgage-backed securities and an increase of $82.1 million in US agency securities. The total investment securities portfolio amounted to $1.1 billion at March 31, 2004, and was comprised mainly of U.S. government and agencies (66.9%), mortgage-backed (21.0%), and other asset-backed (12.1%) investment securities.

        Bank owned life insurance at March 31, 2004, increased $73,000 compared to the balance sheet amount at December 31, 2003. The increase in the balance primarily resulted from the Company’s earnings recorded on our investment in bank owned life insurance.

        Total deposits decreased $100.9 million at March 31, 2004, compared to December 31, 2003, mainly due to the effect of the branch sales in the first quarter. Deposits at the branches sold were $363.3 million which were transferred with the sale transactions. Deposits increased at other locations which offset much of this decrease and resulted in a net decrease of $100.9 million.

        Compared to 2003 year-end balances, borrowings at March 31, 2004, increased $48.9 million. Our short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings remained fairly constant but decreased $2.2 million during the first three months of 2004 to a combined balance of $132.9 million at March 31, 2004. Long term borrowings, consisting mainly of FHLB advances and Trust Preferred Debt, increased $48.9 million to $795.3 million outstanding at March 31, 2004. The increase in long-term borrowings is the direct result of the refinancing of the Trust Preferred Debt which was issued in March 2004. Approximately $46.4 million of the Company’s outstanding Trust Preferred Debt was called in March 2004 but could not be paid until April 22, 2004. This resulted in a timing difference as of March 31, 2004.

        During the first three months of 2003, accrued interest and other liabilities remained constant at $26.4 million.

         Contractual Obligations and Commercial Commitments

        The following table presents our contractual cash obligations, defined as operating lease obligations, principal and interest payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of March 31, 2004 for the periods indicated.

	Payments Due by Period
Contractual Cash Obligations	Total interest and principal	One Year and Less	One to Three Years	Four to Five Years	More than Five Years
	(dollars in thousands)

Operating leases	$ 27,495	$ 2,798	$ 5,638	$ 3,822	$ 15,237
FHLB advances(1)	612,336	28,597	94,311	129,785	359,643
Subordinated debt(1)	133,376	81,866	51,510	--	--
Trust preferred securities	356,624	51,714	14,136	14,299	276,475

Total contractual obligations	$1,129,831	$164,975	$165,595	$147,906	$651,355

_________________

(1)     For floating interest rate obligations, based upon interest rate in effect on March 31, 2004.

         Liquidity and Capital Resources

        Liquidity defines the ability of us and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Banks are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank’s assets. Intermediate term liquidity is provided by the Banks’ investment portfolios. Each of the Banks has established a credit facility with the FHLB, under which it is eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowings, cash dividends and tax payments from our subsidiary Banks. Total loans decreased $154.9 million compared to December 31, 2003, while total deposits decreased $100.9 million compared to the same period. The majority of our deposits consist of time deposits which mature in less than one year. If we are unsuccessful in rolling over these deposits, then we will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

        Cash and cash equivalents and investment securities totaled $1.2 billion, or 29.0%, of total assets at March 31, 2004 compared to $1.1 billion, or 25.5%, at December 31, 2003. Cash provided by operating activities for the three months ended March 31, 2004 was $14.6 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used by investing activities was $294.5 million, this was primarily attributable to the increase of held to maturity securities of $42.3 million, and the net increase in available for sale securities of $67.0 million, and cash received, net of cash paid with the purchase acquisition of $142.0 million. Cash provided by financing activities was $310.0 million, consisting primarily of an increase in deposits of $261.7 million and an increase in net borrowings of $49.8 million.

        We and our subsidiaries actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be “well capitalized” a company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at March 31, 2004 were 13.17%, 9.88% and 7.56%, respectively. These same ratios at December 31, 2003 were 10.78%, 8.87% and 7.01%, respectively.

        The principal source of funds at the holding company level is dividends from the Banks. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At March 31, 2004, our subsidiary banks could pay $42.1 million in dividends to us and still remain well capitalized. Management believes funds generated from the dividends from our subsidiaries and our existing lines of credit will be sufficient to meet our current cash requirements. However, if we continue at our current rate of internal growth, we will need to raise additional equity to remain “well capitalized”.

         Credit Facilities

        Our subsidiary banks have agreements with the Federal Home Loan Bank system to provide them with advances. As of March 31, 2004, our subsidiary banks had approximately $488.6 million of advances outstanding with the FHLB.

        We have a revolving line of credit with LaSalle Bank National Association (“LaSalle Credit Line”). On July 1, 2003, we entered into an amendment with LaSalle Bank to reduce the maximum amount that we may borrow from $25 million to $10 million and extend the maturity date from July 1, 2003 to July 1, 2004. Interest accrues on advances under the LaSalle Credit Line at our option at a rate equal to either LIBOR plus 1.25% per annum or LaSalle Bank’s prime rate (but in no event will the interest rate under the LaSalle Credit Line be less than 3.5% per annum). We draw on the LaSalle Credit Line from time to time to fund various corporate matters including making contributions to our bank subsidiaries to help them maintain their “well-capitalized” status. As of March 31, 2004, we had no outstanding balances on the LaSalle Credit Line.

        Under the Amended and Restated Loan Agreement dated as of February 8, 2002 (“ESOP Loan Agreement”) of our Employees’ Stock Ownership Plan (the “ESOP”) with LaSalle Bank, the ESOP may borrow up to $15 million. Loans under the ESOP Loan Agreement bear interest, at the ESOP’s option, at either LaSalle Bank’s Prime Base Rate or LIBOR plus 1.75%. As of March 31, 2004, the ESOP had approximately $11.4 million outstanding under the ESOP Loan Agreement, which it borrowed to purchase our common stock. We guarantee the ESOP’s obligations under the ESOP Loan Agreement. We currently do not anticipate that the ESOP will need to borrow any further amounts under the ESOP Loan Agreement.

         BOLI Policies

        Our Bank subsidiaries have purchased bank-owned life insurance (“BOLI”) policies with death benefits payable to the Banks on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank’s aggregate investment in BOLI to 25% of the bank’s capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the Bank’s capital and surplus. All of the Banks’ BOLI investments comply with federal guidelines. In January 2003, Gold Bank-Kansas, Gold Bank-Oklahoma and Gold Bank-Florida increased their BOLI investments by $14 million, $4 million and $2 million, respectively. As of March 31, 2004, Gold Bank-Kansas had $44.3 million of BOLI (equal to 21.2% of its capital and surplus), Gold Bank-Oklahoma had $21.9 million of BOLI (equal to 24.0% of its capital and surplus) and Gold Bank-Florida had $13.9 million of BOLI (equal to 22.2% of its capital and surplus). The aggregate BOLI investment of each Bank is now just below the maximum regulatory limit. The Banks monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. We believe that these BOLI investments will not have any significant impact on the capital or liquidity of our Bank subsidiaries.

         CompuNet Activities

        CompuNet Engineering, Inc., which was acquired in March 1999, provided information technology, e-commerce services and networking solutions for banks and other businesses. Under current Federal Reserve regulations, the data processing activities of a bank holding company and its subsidiaries must be done primarily for financial companies, and non-financial data processing activities must be limited to 30% of the bank holding company’s total consolidated annual data processing revenues. When the Company acquired CompuNet, the aggregate data processing activities of the Company and CompuNet complied with this 30% limitation.

        For the year ended December 31, 2003, approximately 60% of CompuNet’s revenues were non-financial in nature, and thus not in compliance with the Federal Reserve’s current 30% limitation. On February 4, 2004, the Company sold its interest in CompuNet Engineering to Computer Source, Inc.

Impact of Recently Issued Accounting Standards

        In March 2004, the SEC staff released a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications, however, the amount of these commitments is not material to the Company’s consolidated financial statements. This guidance would require the Company to recognize a liability on its consolidated balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. The Company is currently assessing the impact of this pending guidance on its consolidated results of operations and financial position, but does not expect the implementation to have a significant impact on the consolidated financial statements.

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

         Impairment of Goodwill Analysis

        As required by the provisions of SFAS 142, we completed our initial valuation analysis to determine whether the carrying amounts of our reporting units were impaired. Our impairment review indicated that there was no impairment of goodwill as of December 31, 2003. As required by SFAS 142, we will be required to review the goodwill for impairment at least annually or more frequently based upon facts and circumstances related to a particular reporting unit.

        The fair value of our non-bank financial subsidiaries fluctuates significantly based upon, among other factors, the net operating income of these subsidiaries. If these subsidiaries experience a sustained deterioration in their cash flow from operations then we may have to record a goodwill impairment charge in the future.

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

  statements that are not historical in nature

  statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions statements regarding the timing of the closing of the branch sales

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

  our ability to satisfy the terms and conditions of the Written Agreement with the OSBC and FRB-KC transition and strategies of new management o changes in interest margins on loans changes in allowance for loan losses

  changes in the interest rate environment

  the effect of a change in the management rating of Gold Bank-Kansas competitive pressures among financial services companies may increase significantly general economic conditions, either nationally or in our markets, may be less favorable than expected o legislative or regulatory changes may adversely affect the business in which we and our subsidiaries are engaged technological changes may be more difficult or expensive than anticipated changes may occur in the securities markets

These risks and other risks are described in Exhibit 99.1 to this Form 10-Q and are incorporated herein by reference.

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

        The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. The $16.3 million notional amount swap agreement was called by the counter-party and terminated on March 31, 2004. Under the swap agreements, no payments were due between the parties and no gain or loss was recognized by us. There are no current plans to replace the terminated swap agreements. However, the Company called both the $28.7 million Trust Preferred Offering and the $16.3 million Trust Preferred Offering. These were replaced with a debenture of $16.5 million with an interest rate of 5.8% and a $30.0 million debenture with a variable rate tied to LIBOR which is currently approximately 4.0%. The remaining swap agreement is also callable by the counterparty prior to its respective maturity date.

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

        The following table indicates that, at March 31, 2004, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual
200 basis point rise	$135,082,000	$ 8,164,000	6.43%
100 basis point rise	$131,953,000	$ 5,035,000	3.97%
Base Rate Scenario	$126,918,000	--	--
50 basis point decline	$123,204,000	$(3,714,000)	(2.93%)
100 basis point decline	$117,445,000	$(9,473,000)	(7.46%)

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

        There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1:       LEGAL PROCEEDINGS

        For a discussion of legal proceedings, including regulatory proceedings and formal actions taken by our banking regulators, see Note 7 “Regulatory Examinations and Supervisory Action” to the consolidated financial statements contained in Part I, Item I of this report.

ITEM 2:       CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3:       DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

ITEM 5:       OTHER INFORMATION

         None

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Gold Banc Corporation, Inc., dated May 7, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2003.

31.2	Certification of Chief Financial Officer of Gold Banc Corporation, Inc., dated May 7, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2003.

32.1	Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated May 7, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and is not treated as filed in reliance upon ss. 601(b)(32) of Regulations S-K.

32.2	Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated May 7, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended
March 31, 2004 and is not treated as filed in reliance uponss. 601(b)(32) of Regulations S-K.

99.1	Factors That May Affect Future Results of Operations, Financial Condition or Business for
Gold Banc Corporation, Inc.

        *Management contracts or compensating plans or arrangements required to be filed by Item 6(a).

(b)     Reports on Form 8-K

        We filed the following Current Reports on Form 8-K during the first quarter of 2004:

  On January 28, 2004, we filed a Current Report on Form 8-K announcing that we had been formally advised by the Federal Reserve Bank of Kansas City that our subsidiary, Gold Bank-Kansas, has regained its well-managed status and we will retain our financial holding company status.

  On February 23, 2004, we filed a Current Report on Form 8-K that corrected a story appearing in The Kansas City Business Journal on February 20, 2004.

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

Date: May 10, 2004