Form 10-Q
period 2004-06-30
GOLD BANC CORP INC
filed 2004-08-09
CIK 1015610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ___________

                                    FORM 10-Q
      (Mark One)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2004
                                            or
      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
            For the transition period from            to

                         Commission file number 0-28936

                                   ___________

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

                                 (913) 451-8050
              (Registrant's telephone number, including area code)
                                   ___________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                          Outstanding at August 6, 2004
            -----                          -----------------------------
  Common Stock, $1.00 par value                       40,097,826

                           GOLD BANC CORPORATION, INC.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2004

                                                                          Page

PART I FINANCIAL INFORMATION................................................2

ITEM 1: FINANCIAL STATEMENTS................................................2

        Consolidated Balance Sheets as of June 30, 2004 and December 31,
        2003 (unaudited)....................................................2

        Consolidated Statement of Earnings--Three Months ended June 30,
        2004 and June 30, 2003 (unaudited)..................................4

        Consolidated Statement of Earnings--Six Months ended June 30, 2004 and June 30, 2003 (unaudited).......................................5

        Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Six Months Ended June 30, 2004, and June 30,
        2003 (Unaudited)....................................................6

        Consolidated Statements of Cash Flows For the Six Months ended
        June 30, 2004 and June 30, 2003 (unaudited)...........  ............7

        Notes to Consolidated Financial Statements..........................8

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
        RESULTS OF OPERATIONS..............................................14

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........23

ITEM 4: CONTROLS AND PROCEDURES............................................24

PART II OTHER INFORMATION..................................................25

ITEM 1: LEGAL PROCEEDINGS..................................................25

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS..........................25

ITEM 3: DEFAULTS UPON SENIOR SECURITIES....................................25

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS ................25

ITEM 5: OTHER INFORMATION..................................................25

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K...................................25

        SIGNATURES.........................................................27


                                       i


                          PART I FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets
                           ---------------------------


                                (In thousands)
                                  (unaudited)

                                               June 30, 2004  December 31, 2003
                                               -------------  -----------------

Assets

Cash and due from banks                         $    64,662         $    78,124
Federal funds sold and
  interest-bearing deposits                          20,065              38,978
                                                -------------      ------------
    Total cash and cash equivalents                  84,727             117,102
                                                -------------      ------------

Investment securities:
    Available-for-sale                              750,550             842,900
    Held-to-maturity                                284,601             133,492
    Trading                                           3,560               9,692
                                                -------------      ------------
    Total investment securities                   1,038,711             986,084
                                                -------------      ------------


Mortgage loans held-for-sale, net                     1,969               5,883
Loans, net                                        2,834,588           2,977,021
Premises and equipment, net                          56,531              63,131
Goodwill                                             30,484              31,082
Other intangible assets, net                          5,711               6,084
Accrued interest and other assets                    54,544              52,117
Cash surrender value of bank-owned
  life insurance                                     81,196              80,218
Assets of discontinued operations                         -               3,903
                                                -------------      ------------
Total assets                                     $4,188,461          $4,322,625
                                                =============      ============


           See accompanying notes to consolidated financial statements

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           ---------------------------

                                 (In thousands)
                                   (unaudited)


                                                     June 30,      December 31,
Liabilities and Stockholders' Equity                   2004           2003
------------------------------------                 --------      ------------

Liabilities:
    Deposits                                         $ 3,029,130   $ 3,164,443
    Securities sold under agreements to repurchase       140,984       127,789
    Federal funds purchased and other short-term
      borrowings                                             549         7,260
    Subordinated debt                                    115,746       114,851
    Long-term borrowings                                 597,789       631,526
    Accrued interest and other liabilities                44,645        26,411
    Liabilities from discontinued operations                   -           628
                                                     -----------   -----------
Total liabilities                                      3,928,843     4,072,908
                                                     -----------   -----------

Stockholders' equity:
    Preferred stock, no par value; 50,000,000 shares
      authorized, no shares issued                             -             -
    Common stock, $1.00 par value; 50,000,000 shares
      authorized 44,853,323 and 44,567,417 shares
      issued at June 30, 2004 and December 31, 2003       44,853        44,567
    Additional paid-in capital                           127,821       122,444
    Retained earnings                                    143,299       132,082
    Accumulated other comprehensive income (loss), net   (11,069)       (2,812)
    Unearned compensation                                (10,997)      (12,275)
                                                     -----------   -----------
                                                         293,907       284,006
    Less treasury stock (4,824,575 shares at June
      30, 2004 and December 31, 2003)                    (34,289)      (34,289)
                                                     -----------   -----------
                                                         259,618       249,717
                                                     -----------   -----------
Total liabilities and stockholders' equity           $ 4,188,461   $ 4,322,625
                                                     ===========   ===========

           See accompanying notes to consolidated financial statements

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                           For the Three Months ended
                      (In thousands, except per share data)
                                   (unaudited)

                                              June 30, 2004     June 30, 2003
                                              -------------     -------------
Interest Income:
    Loans, including fees                    $    40,720       $    43,239
    Investment securities                          9,758             9,595
    Other                                            463               531
                                             -----------       -----------
       Total interest income                      50,941            53,365
                                             -----------       -----------

Interest Expense:
    Deposits                                      14,208            15,273
    Borrowings and other                           7,166             8,694
                                             -----------       -----------
       Total interest expense                     21,374            23,967
                                             -----------       -----------
       Net interest income                       29,567             29,398

Provision for loan losses                         1,447              3,025
                                             -----------       -----------

    Net interest income after provision for
    loan losses                                  28,120             26,373
                                             -----------       -----------

Other income:
    Service fees                                  4,543              4,354
    Investment trading fees and commissions         726              1,414
    Net gain on sale of mortgage loans              419                773
    Net securities gains                             36                976
    Gain on sale of branch facilities             3,621              1,179
    Gain on sale of credit card portfolio         1,156                 --
    Bank-owned life insurance                       928              1,023
    Other                                         1,949              1,041
                                             -----------       -----------
       Total other income                        13,378             10,760
                                             -----------       -----------
Other expense:
    Salaries and employee benefits               14,729             13,781
    Net occupancy expense                         1,733              1,875
    Depreciation expense                          1,610              1,680
    Core deposit intangible amortization
      expense                                       188                188
    Losses and expenses resulting from
      misapplication of bank funds, net
      of recoveries                                  --                900
    Expense for the settlement of
      Qui Tam litigation, net                    14,000                 --
    Other                                         7,712              8,646
                                             -----------       -----------
       Total other expense                       39,972             27,070
                                             -----------       -----------

      Earnings from continuing operations
      before income taxes                         1,526             10,063

Income tax expense                                1,217              2,904
                                             -----------       -----------
   Net earnings from continuing operations          309              7,159
   Net earnings from discontinued
     operations, net of tax                           -                126
                                             -----------       -----------
   Net earnings                              $      309        $     7,285
                                             ===========       ===========
   Net earnings from continuing operations
     per share - basic and diluted           $     0.01        $      0.19
   Net earnings from discontinued
     operations per share - basic and
     diluted                                 $        -        $         -
                                             -----------       -----------
   Net earnings per share - basic and
     diluted                                 $      0.01       $      0.19
                                             ===========       ===========

           See accompanying notes to consolidated financial statements

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                            For the Six Months ended
                      (In thousands, except per share data)
                                   (unaudited)

                                              June 30, 2004     June 30, 2003
                                              -------------     -------------
Interest Income:
    Loans, including fees                    $    83,404        $    85,703
    Investment securities                         19,090             19,531
    Other                                          1,052              1,000
                                             -----------        -----------
       Total interest income                     103,546            106,234
                                             -----------        -----------
Interest Expense:
    Deposits                                      28,731             30,758
    Borrowings and other                          14,619             16,540
                                             -----------        -----------
       Total interest expense                     43,350             47,298
                                             -----------        -----------
       Net interest income                        60,196             58,936
Provision for loan losses                          4,311              6,575
                                             -----------        -----------

    Net interest income after provision for
      loan losses                                 55,885             52,361
                                             -----------        -----------
Other income:
    Service fees                                   8,448              8,551
    Investment trading fees and commissions        1,636              2,891
    Net gain on sale of mortgage loans               806              1,517
    Net securities gains                             137                973
    Gain on sale of branch facilities             20,574              1,179
    Gain on credit card portfolio                  1,156                 --
    Bank-owned life insurance                      1,958              1,959
    Other                                          3,410              2,135
                                             -----------        -----------
       Total other income                         38,125             19,205
                                             -----------        -----------
Other expense:
    Salaries and employee benefits                30,770             27,932
    Net occupancy expense                          3,495              3,696
    Depreciation expense                           3,177              3,385
    Core deposit intangible amortization
      expense                                        375                375
    Losses and expenses resulting from
      misapplication of bank funds, net
      of recoveries                                   --              1,150
    Expense for the settlement of
      Qui Tam litigation, net                     14,000                 --
    Other                                         19,072             15,862
                                             -----------        -----------
       Total other expense                        70,889             52,400
                                             -----------        -----------

       Earnings from continuing operations
         before income taxes                      23,121             19,166

Income tax expense                                 8,955              5,159
                                             -----------        -----------


   Net earnings from continuing operations        14,166             14,007
   Net loss from discontinued operations,
     net of tax                                     (551)               (13)
                                             -----------        -----------
   Net earnings                              $    13,615        $    13,994
                                             ===========        ===========
   Net earnings from continuing operations
     per share - basic and diluted           $      0.36        $      0.37
   Net loss from discontinued operations
     per share - basic and diluted           $    ( 0.01)       $        --
                                             -----------        -----------
     Net earnings per share - basic and
       diluted                               $      0.35        $      0.37
                                             ===========        ===========

           See accompanying notes to consolidated financial statements

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
            For the Six Months Ended June 30, 2004, and June 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

                                                                                   Accumulated
                                                           Additional                Other
                                       Preferred  Common    Paid-in    Retained  Comprehensive     Unearned     Treasury
                                         Stock    Stock     Capital    Earnings  Income (loss)   Compensation    Stock      Total



Balance at December 31, 2002           $   -      44,188    118,257    107,392       3,489         (12,432)    (33,120)  $ 227,774

Net earnings for the six months ended
  June 30, 2003                            -           -         -      13,994           -               -           -      13,994

Change in unrealized gain (loss) on
  available-for-sale securities            -           -         -           -       1,938               -           -       1,938
                                       --------  -------   --------   --------      ------         --------    --------  ---------
  Total comprehensive income
  for the six months ended June 30,
  2003                                     -           -         -      13,994       1,938               -           -      15,932

Exercise of 29,708 stock options           -          30       153           -           -               -           -         183

Increase in unearned compensation          -           -         -           -           -          (1,000)          -      (1,000)

Dividends paid ($0.06 per common share)    -           -         -      (2,368)          -               -           -      (2,368)
                                       --------  -------   --------   --------      ------         --------    --------  ---------
Balance at June 30, 2003               $   -      44,218    118,410    119,018       5,427         (13,432)    (33,120)  $ 240,521
                                       ========  =======   ========   ========      ======         ========    ========  =========


Balance at December 31, 2003
                                       $   -      44,567    122,444    132,082      (2,812)        (12,275)    (34,289)  $ 249,717
Net earnings for the six months ended
  June 30, 2004                            -           -          -     13,615           -               -           -      13,615

Change in unrealized gain (loss) on
  available-for-sale securities            -           -          -          -      (8,257)              -           -      (8,257)
                                       --------  -------   --------   --------      ------         --------    --------  ---------
  Total comprehensive income
  for the six months ended June 30,
  2004                                     -           -          -     13,615       (8,257)             -           -       5,358

Exercise of 285,906 stock options          -         286      3,161          -            -              -           -       3,447

 Allocation of 150,000 shares held by
   Employee Stock Ownership Plan           -           -      1,162          -            -          1,170           -       2,332

 Recognition of stock based employee
   compensation                            -           -      1,054          -            -            108           -       1,162

Dividends paid ($0.06 per common share)    -           -          -      (2,398)          -              -           -      (2,398)
                                      ---------  -------   --------    --------      ------       --------    --------   ---------
Balance at June 30, 2004              $    -      44,853    127,821     143,299     (11,069)       (10,997)    (34,289)   $259,618
                                      =========  =======   ========    =========     ======       ========    ========   =========


          See accompanying notes to consolidated financial statements.


                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                 (In thousands)
                                   (unaudited)



                                                                         June 30, 2004         June 30, 2003
                                                                         -------------         -------------
Cash flows from operating activities:
  Net earnings................................................            $    13,615           $    13,994
  Loss from discontinued operations...........................                    551                    13
Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
  Provision for loan losses...................................                  4,311                 6,575
  Qui Tam Litigation settlement...............................                 14,000                     -
  Allocation of ESOP Shares...................................                  2,332                     -
  Stock-based employee compensation...........................                  2,087                     -
  Net securities gains........................................                   (137)                 (973)
  Gain on sale of bank branches...............................                (20,574)                    -
  Amortization of investment securities premiums, net of
    accretion.................................................                  1,256                 1,801
  Depreciation................................................                  3,177                 3,385
  Amortization of intangible assets...........................                    375                   375
  Gain on sale of mortgage loans held for sale................                   (806)               (1,517)
  Increase in cash surrender value of bank owned life insurance                (1,958)               (1,947)
  Net decrease in trading securities..........................                  6,132                 1,128
  Proceeds from sale of loans held for sale...................                122,673               130,498
  Origination of loans held for sale, net of repayments.......               (117,953)             (125,432)
  Other changes:
    Accrued interest receivable and other assets..............                 (4,627)               64,923
    Accrued interest payable and other liabilities............                 12,631                (1,933)
    Net change in operating activities of discontinued
      operations..............................................                  2,724                    64
                                                                         ------------           -----------

   Net cash provided by operating activities..................           $     39,809           $    90,954
                                                                         ------------           -----------
Cash flows from investing activities:
  Net increase in loans.......................................          $     (80,310)          $  (165,754)
   Principal collections and proceeds from maturities of
    available-for-sale securities.............................                253,777               103,314
  Purchases of available-for-sale securities..................               (335,112)             (283,878)
  Principal collections and proceeds from maturities of held-
    to-maturity securities....................................                108,333                44,967
  Purchases of held-to-maturity securities....................                (94,583)               17,219
  Purchase of bank owned life insurance policy................                      -               (20,000)
  Net additions to premises and equipment.....................                   (484)                 (941)
  Cash paid in branch sales, net of cash received.............               (184,744)                   --
  Cash received in redemption of cash surrender value of life
    insurance..............................................                       980                    --
                                                                         ------------           -----------

  Net cash used in investing activities.......................             $ (332,143)          $  (339,511)
                                                                         ------------           -----------
Cash flows from financing activities:
  Increase in deposits........................................            $   293,799           $   245,604
  Net decrease in short-term borrowings.......................                 (6,711)              (33,686)
  Net (decrease) increase from FHLB & long-term borrowings....                (28,178)              134,775
  Proceeds from issuance of common stock......................                  3,447                   183
  Dividends paid..............................................                 (2,398)               (2,368)
                                                                         ------------           -----------
   Net cash provided financing activities.....................                259,959               344,508
                                                                         ------------           -----------
  Increase (decrease) in cash and cash equivalents............                (32,375)               95,951
  Cash and cash equivalents, beginning of period..............                117,102                96,408
                                                                         ------------           -----------
  Cash and cash equivalents, end of period....................            $    84,727          $    192,359
                                                                         ============           ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest......................................            $    41,897          $     49,296
  Cash paid for income taxes..................................                  3,777                 7,682
  Non-cash investing activities
  Transfer of investment securities from available-for-sale to
    held-to-maturity portfolio................................                165,533                     -


          See accompanying notes to consolidated financial statements.

                  GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Basis of Presentation

      The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004 (the "2003 Annual Report").

      The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary banks and companies. All significant inter-company balances and transactions have been eliminated.

      The consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position and results of our operations and cash flows for those periods. The consolidated statements of earnings for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

2.    Earnings per Common Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. Employee stock options and unvested restricted stock are our only potential common share equivalent.

      The shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and, 2003 are shown below (in thousands):

                                                        For the three months     For the six months
                                                               ended                    ended
                                                              June 30                  June 30
                                                           2004        2003        2004       2003
                                                          ------      ------     ------     -------


Weighted average common shares outstanding...........      40,031     39,496      39,896     39,487
Unallocated ESOP Shares..............................      (1,256)    (1,546)     (1,275)    (1,505)
                                                          -------    -------     -------    -------
Total basic average common shares outstanding........      38,775     37,950      38,621     37,982

Stock options and unvested restricted stock                   415        178         401        191
                                                          -------    -------     -------    -------
Total diluted weighted average common shares
  outstanding........................................      39,190     38,128      39,022     38,173
                                                          =======    =======     =======    =======

3.    Stock Based Compensation

      We account for employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 "Accounting for Stock Based Compensation" had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, our net earnings and net earnings per share would have decreased as reflected in the following pro forma amounts (in thousands, except per share amounts):


                                                             For the three months ended
                                                        June 30, 2004          June 30, 2003
                                                        -------------          -------------
        Net earnings as reported                           $        309           $     7,285
          Add: stock-based compensation
            included in reported net earnings,
            net of related tax effects                     $        638                     -
          Deduct:  Total stock based employee
            compensation expense determined
            under fair valued based method for
            all awards, net of related tax effects                  855                   107
                                                       -----------------      ----------------
          Pro forma net earnings                           $         92           $     7,178
                                                       =================      ================
        Earnings per share:
          Basic-as reported                                $       0.01           $      0.19
          Basic-pro forma                                          0.00                  0.19
          Diluted-as reported                                      0.01                  0.19
          Diluted-pro forma                                        0.00                  0.19


                                                              For the six months ended
                                                        June 30, 2004          June 30, 2003
                                                        -------------          -------------
        Net earnings as reported                           $     13,615           $    13,994
          Add: stock-based compensation
            included in reported net earnings,
            net of related tax effects                     $      1,358                     -
          Deduct:  Total stock based employee
            compensation expense determined
            under fair valued based method for
            all awards, net of related tax effects                1,792                   182
                                                       -----------------      ----------------
          Pro forma net earnings                           $     13,181           $    13,812
                                                       =================      ================
        Earnings per share:
          Basic-as reported                                $       0.35           $      0.37
          Basic-pro forma                                          0.34                  0.36
          Diluted-as reported                                      0.35                  0.37
          Diluted-pro forma                                        0.34                  0.36




4.    Intangible Assets and Goodwill

      The following  table presents  information  about our  intangible  assets
which  are  being   amortized  in  accordance   with   Statement  of  Financial
Accounting Standards (SFAS) No. 142.

                                          June 30, 2004       June 30, 2003

                                       Gross                Gross
                                     Carrying  Accumulated Carrying  Accumulated
                                      Amount  Amortization  Amount  Amortization
                                     -------- ------------ -------- ------------
                                                    (In thousands)

Amortized intangible assets:
  Core deposit premium................ $7,508    $1,796     $7,508     $1,046
Aggregate amortization expense for the
  six months ended....................             $375                  $375

      Estimated amortization expense (in thousands) for the years ending December 31:

        2004...............................................  $751
        2005...............................................  $751
        2006...............................................  $751
        2007...............................................  $751
        2008...............................................  $751

      Goodwilll at June 30, 2004 was $30.5 million, which is $598,000 less than the amount at December 31, 2003. The reduction of $598,000 was the result of selling seven branches of Gold Bank-Kansas during the first quarter of 2004. There was no impairment to goodwill from continuing operations recorded for the three and six months ended June 30, 2004 or 2003.

     During 2002 and 2003, CompuNet Engineering (CompuNet) did not earn a majority of its revenue from providing services to financial institutions. As a result, the Company was required under the Bank Holding Company Act to divest itself of CompuNet. During the fourth quarter of 2003, the Company announced its intent to dispose of CompuNet. As a result of the expected disposition of this business, the Company recorded an impairment charge of $845,000 and $3.3 million in the third and fourth quarters of 2003, respectively, to reduce the estimated carrying value of the net assets (including the remaining goodwill) to their estimated fair value. The remaining goodwill of $207,000 was written off in the first quarter of 2004. The Company sold CompuNet on February 4, 2004.

5.    Comprehensive Income

      Comprehensive income was ($12.1) million and $10.0 million for the three months ended June 30, 2004 and June 30, 2003, respectively. Comprehensive income was $5.4 million and $15.9 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended June 30, 2004 and June 30, 2003, we recorded reclassification adjustments of $23,000 and $622,000, respectively, associated with gains and losses included in net earnings for such periods. During the six months ended June 30, 2004 and June 30, 2003, we recorded
reclassification   adjustments   of   $89,000   and   $624,000,   respectively,
associated with gains and losses included in net earnings for such periods

6.    Mergers, Acquisitions, Dispositions and Consolidations

      Merger of Gold Bank-Kansas and Gold Bank-Oklahoma. On August 11, 2003, Gold Bank-Kansas filed an application with the Federal Reserve Bank of Kansas City (the "FRB-KC") and the Office of the Kansas State Bank Commissioner (the "OSBC") to merge Gold Bank-Oklahoma and Gold Bank-Kansas with Gold Bank-Kansas being the surviving entity. In October 2003, Gold Bank-Kansas received approval of its application and the merger was consummated on April 2, 2004.

     Sale of Weatherford, Geary and Cordell, Oklahoma branches. On February 13, 2004, Gold Bank-Oklahoma entered into an agreement for the sale of its branch locations in Weatherford, Geary and Cordell, Oklahoma to Bank of Western Oklahoma of Elk City. The sale of these Gold Bank-Oklahoma branches closed on May 7, 2004. As of the date of closing, the deposits and loans of these Gold Bank-Oklahoma branches were approximately $63.0 million and $18.9 million, respectively. In connection with the sale of these branches, we recorded a gain of approximately $3.6 million.

     Proposed Merger of Gold Bank-Kansas and Gold Bank-Florida. On March 31, 2004, Gold Bank-Kansas filed an application with the FRB-KC and the OSBC to merge Gold Bank-Florida and Gold Bank-Kansas with Gold Bank-Kansas being the surviving entity. Currently, Gold Bank-Kansas is awaiting approval of its application. Upon approval, Gold Bank-Florida will merge into Gold Bank-Kansas on September 1, 2004.

7.    Derivative Instruments

      In August 2002, we entered into three interest rate swap agreements with an aggregate notional amount of $82.5 million. Each swap had a notional amount equal to the outstanding principal amount of the related subordinated debt, together with the same payment dates, maturity date and call provisions as the related subordinated debt. Under each of the swaps, we pay interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and we receive a fixed rate equal to the interest that we are obligated to pay on the related subordinated debt. The interest rate swaps are derivative financial instruments and have been designated as fair value hedges of the subordinated debt.

      The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. The $16.3 million notional amount swap agreement was called by the counter-party and terminated on June 30, 2003. Under these swap agreements, no payments were due between the parties and no gain or loss was recognized by us when they were called. There are no current plans to replace these terminated swap agreements. The remaining $38.7 million notional amount swap agreement is also callable by the counter-party prior to its respective maturity date.

      During the quarter ended June 30, 2004, we received net cash flows of $482 thousand under the one remaining agreement, which was recorded as a reduction of interest expense on the subordinated debt. During the six months ended June 30, 2004, we received net cash flows of $959 thousand under the remaining agreement, which was also recorded as a reduction of interest expense on the subordinated debt.

      In August 2003, we entered into seven interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting $190 million of fixed rate Federal Home Loan Bank ("FHLB") borrowings into floating rate obligations. Each swap has a notional amount equal to the outstanding principal amount of the related FHLB borrowing, together with the same payment dates, maturity date and call provisions as the related FHLB borrowing. Under five of the swaps, we pay interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, whereas on the remaining two instruments we pay interest quarterly. We receive a fixed rate payment equal to the interest that we are obligated to pay on the related FHLB borrowings. The interest rate swaps are derivative financial instruments and have been designated as fair value hedges of the FHLB borrowings.

     During the quarter ended June 30, 2004, we received net cash flows of $1.1million under these agreements, which was recorded as a reduction of interest expense on the related FHLB borrowings. Included in other expense in the consolidated statement of operations for the quarter ended June 30, 2004 is a reduction in expense of $631,000 relating to the ineffectiveness of the hedging strategy. During the six months ended June 30, 2004, we received net cash flows of $2.2 million under these agreements, which is recorded as a reduction of interest expense on the related FHLB borrowings. Included in other expense in the consolidated statement of operations for the six months ended June 30, 2004 was an reduction of expense of $194,000 relating to the ineffectiveness of the hedging strategy.

8.    Legal Proceedings

SEC Settlement

      On May 4, 2004, the SEC accepted our settlement offer to consent to the entry of an order providing that we cease and desist from committing or causing any violations and future violations of Sections 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 ("Exchange Act") and Rules 13a-1 and 13a-3 thereunder. On May 6, 2004, we filed a Current Report on Form 8-K that included the order. No fines or penalties were levied against us or any of our current directors, officers or employees.

Class Action Lawsuit

     On March 10, 2004, a class action lawsuit was filed by Lori McBride on behalf of herself and all other similarly situated against us and nine of our directors in the District Court of Johnson County, Kansas. On June 6, 2004, this lawsuit was dismissed with prejudice.

Qui Tam Lawsuit

     On June 15, 2004, we issued a press release announcing that a qui tam lawsuit is pending in the United States District Court for the Western District of Oklahoma against us, Gold Bank-Oklahoma and Gold Bank-

Kansas. A qui tam lawsuit is an action brought by a private party (known as a "relator") seeking to represent the interests of the government. The suit was filed under the federal False Claims Act ("FCA") which provides for recovery of treble damages, penalties and attorneys fees.

      The lawsuit, which was brought by Roger L. Ediger (the relator) on behalf of the United States of America, was filed in camera and under seal, allegedly on October 24, 2002. We first became aware of the lawsuit on June 14, 2004, as a result of a judicial order requested by the relator's counsel that partially lifted the seal on the case to permit the relator's counsel to disclose to us the existence of the lawsuit and an amended complaint. We have not yet been served in the case. A qui tam action is regularly filed "in camera and under seal" (i.e. secretly, without notice to the public or to the defendants) to give the government time to investigate the claims and determine if it wants to intervene and take control of the action.

     In the suit, which remains under seal, the relator alleges that we, and our subsidiary banks, Gold Bank-Oklahoma and Gold Bank-Kansas, and their predecessors, violated the FCA by submitting false certifications and claims to the Farm Service Agency ("FSA") and charging excessive interest rates and fees on agricultural loans subject to the FSA's Guaranteed Loan Program ("GLP") and Interest Assistance Program ("IAP"). The relator alleges that we knowingly charged interest rates and fees on FSA guaranteed loans in excess of the interest rates and fees we charged to our average agricultural customers, in violation of FSA regulations. Plaintiff seeks relief in the form of a cease and desist order against further violations of the FCA, treble damages equal to three times the amount of damages the United States sustained as a result of our actions, statutory civil money penalties up to $11,000 for each false claim, and attorneys' fees and expenses. The relator has demanded to be awarded the maximum amount allowed by law of any recovery.

      Based upon our records and confirmed by payment records that we have obtained from FSA, we believe that during the period October 1996 through June 2004, approximately $9 million was paid to Gold Bank-Oklahoma and $1 million was paid to Gold Bank-Kansas from FSA under the GLP and IAP programs. During that period we believe that Gold Bank-Oklahoma (and its predecessor banks) had at least 675 FSA guaranteed loans and Gold Bank-Kansas (and its predecessor banks) had at least 150 FSA guaranteed loans. The relator contends that all FSA payments constitute "damages" suffered by the United States. In the event we are found liable on all of the relator's claims and none of our defenses were upheld in court, these damages will be trebled to $30 million. In such event, we could also be held liable for civil money penalties of between $5,000 and $11,000 per false claim. If one civil money penalty was assessed for each FSA loan (multiple certifications were made for most FSA guaranteed loans), the range of penalties could be between $4,825,000 to $9,075,000. In addition, we could be held liable for the relator's legal fees and expenses.

      FSA regulations provide that the interest rate charged on a guaranteed loan may not exceed the rate the lender charges its average agricultural loan customer. The regulation does not define "average agricultural loan customer." The regulation implicitly requires a subjective judgment that is not mathematically precise, and therefore may be interpreted and construed in various ways.

     We believe that the applicable statute of limitations is 6 years, and bars claims for actions that occurred prior to October 1996. The relator, however, contends that the applicable period for which claim can be made is 10 years. The financial data set forth above assumes that the applicable claims period is 6 years. We are not in a position to provide similar payment data for the period prior to 1996 due to the difficulty of obtaining information for the reasons described below. The government informs us, however, that if the claims period is 10 years, the FSA payments total about $15 million.

      We have conducted an investigation of the FSA guaranteed loans involved in this lawsuit, but we do not currently have all of the loan documents within our possession. A significant number of the FSA loans in question were made in Oklahoma prior to March 2, 2000, the date on which we acquired CountryBanc Holding Company. Our computer and accounting records, and our loan files, in Oklahoma are incomplete with respect to years prior to our acquisition of that bank. Also, a significant number of branches in Oklahoma, and all of the branches in Kansas, that made these FSA guaranteed loans were sold within the last two years as part of our strategic plan to reallocate our capital to high growth metropolitan areas.

      Silver Acquisition Corp. ("Silver") has informed Gold Banc that unless the financial effects of this lawsuit can be made more certain, it may be unable to obtain approval of the merger of Gold Banc with and into Silver by the OTS, which is one of the conditions to closing of the merger between us and Silver. We have therefore explored various means to address that uncertainty, including exploring a possible settlement of this lawsuit. In this regard, we have reached an oral agreement in principle with the U.S. Attorney's Office for Western District of Oklahoma to settle this lawsuit for $16 million. We expect to have $2 million of insurance coverage and, as a result, have accrued a liability, net of insurance, for this settlement of $14 million in the quarter ended June 30, 2004. In addition, our current estimated tax benefit of the damage portion of the settlement resulted in a reduction of income tax expense of $3.85 million for the quarter and six months ended June 30, 2004. The net effect of the settlement is a $10.15 million reduction in net earnings for the quarter and six months ended June 30, 2004. However, the aforementioned settlement amount does not include any payment of legal fees for relator's counsel, the amount of which is currently not known by us and has not been agreed to.

      The proposed settlement has to be approved by the United States Assistant Attorney General and a settlement agreement has to be negotiated and executed. In addition, Silver's consent to the settlement would be required the merger agreement. In the event this settlement is not consummated, we intend to vigorously defend this lawsuit. In addition, we may attempt to pursue other alternatives to provide some degree of certainty of the financial effects of this lawsuit, which may include attempting to obtain insurance to cover the potential liability either alone or in combination with establishing a liquidating trust to hold a specific amount of the merger consideration to address all or part of that potential liability. There can be no assurance that Silver will be able to obtain OTS approval of the merger even if the this lawsuit is ultimately settled or other means are utilized to resolve the financial effect of that lawsuit.

      No negotiations have been held with Silver regarding the effect of this settlement on the Merger Agreement, although we have been informed that Silver will seek some adjustment in the purchase price of $16.60 per share, the purchase price escalator of $0.0023 per share for each day after July 23, 2004 by which the closing is delayed, or both. One aspect of these negotiations will be the possibility that the condition that we have at least $277 million in total equity at closing may not be satisfied.


9.    Expense Resulting from Misapplication of Bank Funds, Net of Recoveries

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

      During the quarter ended June 30, 2003, the Company recorded $900,000 of expenses related to the investigation. During the six months ended June 30, 2003, the Company recorded $1.1 million of expenses related to the investigation.

10.   Acquisition of Company

      On February 25, 2004, we entered into a definitive merger agreement with Silver Acquisition Corporation ("Silver"), whereby Silver will acquire all of our outstanding common stock for $16.60 per share in cash, plus an additional $.0023 per share each day after July 23, 2004 that the closing of the merger is delayed. The merger is expected to take place promptly following satisfaction of the conditions in the merger agreement, including shareholder and regulatory approval.

      As of the date of this filing, the website for the OTS stated that the due date for a decision by the OTS on the acceptance of Silver's application is scheduled for November 17, 2004. The actual due date may be earlier or later contingent upon various factors, including the submission by Silver of any additional information requested by the OTS. In addition, Silver has informed us that unless the financial effects of the qui tam lawsuit as described in note 8 can be made more certain, it may be unable to obtain regulatory approval. We are unable to predict whether such regulatory approval will be received, the timing of receipt thereof, or the effect, if any, of the qui tam lawsuit or its proposed settlement on the pending merger or the terms thereof.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL cONDITION AND RESULTS OF OPERATIONS

      The following financial review presents management's discussion and analysis of our consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three and six month periods ended June 30, 2004. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as our 2003 Annual Report on Form 10-K (the "2003 Annual Report"). Results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of results to be attained for any other period.

Proposed Acquisition of Gold Banc

      On February 25, 2004, we issued a press release announcing that we had entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among us, Silver Acquisition Corp. ("Silver"), and SAC Acquisition Corp. The holders of a majority of our outstanding shares must approve the merger. It is also subject to the receipt of required regulatory approvals and the receipt by Silver of necessary financing.

      Pursuant to the Merger Agreement, Gold Bank-Oklahoma merged into Gold Bank-Kansas. Pending regulatory approval, Gold Bank-Florida will be merged into Gold Bank-Kansas. Upon consummation of the merger of us into SAC Acquisition Corp., Gold Bank-Kansas will be converted into a federal savings bank. Following those transactions and the merger, the surviving parent would be a privately held savings and loan holding company regulated by the Office of Thrift Supervision (the "OTS").

      As of the date of this filing, the website for the OTS stated that the due date for a decision by the OTS on the acceptance of Silver's application is scheduled for November 17, 2004. The actual due date may be earlier or later contingent upon various factors, including the submission by Silver of any additional information requested by the OTS. In addition, Silver has informed us that unless the financial effects of the qui tam lawsuit described in note 8 to the financial statements can be made more certain, it may be unable to obtain regulatory approval. We are unable to predict whether such regulatory approval will be received, the timing of receipt thereof, or the effect, if any, of the qui tam lawsuit or its proposed settlement on the pending merger or the terms thereof.

Selected Financial Data

      The following table sets forth selected financial data for the three and six month periods ended June 30, 2004 and June 30, 2003 (dollars in thousands, except per share amounts):

                                         Three Months Ended   Six Months Ended
                                               June 30            June 30,
                                               -------            --------
                                           2004      2003      2004      2003
                                           ----      ----      ----      ----
Net Earnings                            $   309     $7,285   $13,615   $13,994

Earnings Per Share (basic)                $0.01      $0.19    $ 0.35     $0.37
Return on Average Assets                   0.03%      0.72%     0.64%     0.71%
Return on Equity                           0.46%     12.26%    10.28%    12.03%
Dividends to Net Earnings                389.79%     16.27%    17.62%    16.93%

                                             At June 30,         At June 30,
                                                2004                2003
                                                ----                ----

Stockholders' equity to total assets            6.20%               5.20%


Results of Operations

      We had previously announced on July 21, 2004, that net earnings from continuing operations for the quarter ended June 30, 2004 were $10.46 million, or $0.27 per share. The previously announced six months earnings from continuing operations ended June 30, 2004 were $24.32 million or $0.62 per share. As a result of the oral settlement agreement in principle related to the Qui Tam lawsuit described in note 8 to our financial statements, our earnings were reduced by $10.15 million or $0.26 per share for the quarter. This reduced second quarter earnings to $309,000 or $0.01 per share and earnings for the first six months to $13.62 million or $0.35 per share.

      Net Interest Income

      Total interest income for the three months ended June 30, 2004 was $50.9 million compared to $53.4 million for the three months ended June 30, 2003 or a decrease of $2.4 million. This decrease primarily resulted from a $2.5 million decrease in loan interest. Average loans increased to $2.9 billion for the three months ended June 30, 2004 compared to $2.8 billion for the three months ended June 30, 2003. Total interest income for the six months ended June 30, 2004 was $103.5 million compared to $106.2 million for the six months ended June 30, 2003 or a decrease of $2.7 million. This decrease resulted from a $2.3 million decrease in loan interest and a $441,000 decrease in investment security interest. For the three months ended June 30, 2004, our average rate on a tax equivalent basis for earning assets was 5.17%, a decrease from 5.67% for the three months ended June 30, 2003. For the six months ended June 30, 2004, our average rate on a tax equivalent basis for earning assets was 5.24%, a decrease from 5.83% for the six months ended June 30, 2003. The decrease in the average rate on earning assets primarily results from the decrease in the prime rate that we charge to borrowers, as well as a decrease in the average yield on our investment securities portfolio.

      Average earning assets were $4.0 billion for the three months ended June 30, 2004 compared with $3.8 billion for the three months ended June 30, 2003. Average earning assets were $4.0 billion for the six months ended June 30, 2004 compared with $3.7 billion for the six months ended June 30, 2003. The increase in average earning assets is attributable to our increase in loans and our increase in investments, which relates to our leverage strategy.

      Total interest expense for the three months ended June 30, 2004 was $21.4 million; a $2.6 million, or 10.8%, decrease over the three months ended June 30, 2003. The decrease was primarily due to a $1.1 million decrease in interest on deposits and a $1.5 million decrease in interest on borrowings. Total interest expense for the six months ended June 30, 2004 was $43.4 million; a $3.9 million, or 8.4%, decrease over the six months ended June 30, 2003. The decrease was primarily due to a $2.0 million decrease in interest on deposits and a $1.9 million decrease in interest on borrowings. For the three months ended June 30, 2004, our average cost of funds was 2.37%, a decrease from 2.71% for the three months ended June 30, 2003. For the six months ended June 30, 2004, our average cost of funds was 2.38%, a decrease from 2.78% for the six months ended June 30, 2003. The decrease in the average cost of funds primarily relates to the reduced rates paid on deposits, as well as the decrease in interest expense associated with our FHLB borrowings due to the interest rate swap agreements.

      Net interest income was $29.6 million for the three months ended June 30, 2004, compared to $29.4 million for the same period in 2003; an increase of 0.6%. Net interest income was $60.2 million for the six months ended June 30, 2004, compared to $58.9 million for the same period in 2003; an increase of 2.1%. Our net interest margin decreased from 3.14% for the three months ended June 30, 2003 to 3.02% for the three months ended June 30, 2004 on a tax equivalent basis. Net interest margin decreased from 3.25% for the six months ended June 30, 2003 to 3.06% for the six months ended June 30, 2004 on a tax equivalent basis. The increase in net interest income and the decrease in net interest margin was the result of the combination of an increase in the average balance of loans during the periods and a decrease in the average rate on loans receivable. For the three months ended June 30, 2004 compared to the three and six months ended June 30, 2003, average interest bearing liabilities increased $76.2 million compared to an increase of $191.6 million in average interest earning assets. For the six months ended June

30, 2004 compared to the three months ended June 30, 2003, average interest bearing liabilities increased $226.1 million compared to an increase of $315.0 million in average interest earning assets. The difference between the increase in average interest bearing liabilities and the increase in average interest earning assets is primarily due to an increase in non-interest bearing deposits during the relevant periods.

      Provision/Allowance for Loan Losses

      The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 68% of our total assets as of June 30, 2004. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things.

      The allowance for loan losses totaled $34.2 million and $34.0 million at June 30, 2004 and December 31, 2003, respectively, and represented 1.19% and 1.13% of total loans at each date. The provision for loan losses for the three months ended June 30, 2004 was $1.4 million compared to $3.0 million for the three months ended June 30, 2003. The provision for loan losses for the six months ended June 30, 2004 was $4.3 million compared to $6.6 million for the six months ended June 30, 2003. The decrease in the provision for loan losses for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was the result of a slower rate of increase in our loan portfolio during 2004 and an improvement in the credit quality of our loan portfolio. The decrease was partly due to the sale of the rural Kansas branches. Net charge-offs for the three months ended June 30, 2004 were $1.6 million compared to $2.3 million for the three months ended June 30, 2003. Net charge-offs for the six months ended June 30, 2004 were $2.3 million compared to $6.6 million for the three months ended June 30, 2003.

      The allowance for loan losses is comprised of specific allowances assigned to certain classified loans and a general allowance. We continuously evaluate our allowance for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Factors contributing to the determination of specific allowances include the credit worthiness of the borrower, changes in the expected future receipt of principal and interest payments and/or changes in the value of pledged collateral. An allowance is recorded when the carrying amount of the loan exceeds the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general allowance, the portfolio is segregated by loan types to recognize differing risk profiles among categories, and then further segregated by credit grades. Each credit grade is assigned a risk factor, or allowance allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by loan type to calculate the required allowance.

      The allowance allocation percentages assigned to each credit grade have been developed based on an analysis of historical loss rates at our individual banks, adjusted for certain qualitative factors and management's experience. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general allowance serves to compensate for additional areas of uncertainty and considers industry comparable reserve ratios.

      The methodology used in the periodic review of allowance adequacy, which is performed at least quarterly, is designed to be responsive to changes in actual credit losses. The changes are reflected in the general allowance and in specific allowances as the collectability of larger classified loans is continuously recalculated with new information.

      We actively monitor our past due and non-performing loans in each bank subsidiary in an attempt to minimize credit losses, and monitor asset quality to maintain an adequate loan loss allowance. Although management believes our allowance for loan losses is adequate for each bank and on an aggregate basis, the allowance may not prove sufficient to cover future loan losses. Further, although management uses the best information available to make
determinations   with  respect  to  the  allowance  for  loan  losses,   future
adjustments may be necessary if economic  conditions differ  substantially from
the  assumptions   used,  or  adverse   developments   arise  with  respect  to
non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, and significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of our net earnings and stockholders' equity.

      We consider non-performing assets to include all non-accrual loans, other loans past due 90 days or more as to principal and interest and still accruing, other real estate owned and repossessed assets. Total non-performing loans were $29.5 million and $32.4 million at June 30, 2004 and December 31, 2003, respectively. The $2.9 million decrease in non-performing loans can generally be attributed to the net effect on one $8 million loan which was returned to performing status in the first quarter of 2004. This was partially offset by another loan totaling $2.0 million being added to non-performing status in the second quarter of 2004. Total non-performing loans were 1.03% and 1.07% of gross loans at June 30, 2004 and December 31, 2003, respectively. Total non-performing assets were $35.6 million and $39.0 million at June 30, 2004 and December 31, 2003, respectively. The decrease in non-performing assets of $3.4 million can be generally attributed to the above mentioned loan activity. Total non-performing assets were 0.85% and 0.90% of total assets at June 30, 2004 and December 31, 2003, respectively.

      Other Income

      For the three months ended June 30, 2004, other income was $13.4 million compared to $10.8 million for the three months ended June 30, 2003, an increase of $2.6 million, or 24.3%. The net increase resulted primarily from gains on the sale of branch facilities of $3.6 million compared to $1.2 million in the same quarter of 2003. There was also an increase in service fees of $189,000 and an increase in other income of $2.1 million. Approximately $1.2 million of the increase in other income was attributed to the sale of the bank's credit card portfolio. These were offset by a decrease in investment trading fees and commissions of $688,000 and a decrease in net gains on sale of mortgage loans of $354,000. Net decreases were also recorded in net securities gains of $940,000 and bank owned life insurance of $95,000. The decrease in bank owned life insurance was the result of the sale of the seven branches.

      For the six months ended June 30, 2004, other income was $38.1 million compared to $19.2 million for the six months ended June 30, 2003, an increase of $18.9 million, or 98.5%. The net increase resulted primarily from gains on the sale of branch facilities of $20.6 million compared to $1.2 million in the same period of 2003. There was also an increase in other income of $2.4 million. Approximately $1.2 million of the increase in other income was attributed to the sale of the bank's credit card portfolio. These were offset by a decrease in investment trading fees and commissions of $1.3 million, a decrease in net gains on sale of mortgage loans of $711,000. Net decreases were also recorded in net securities gains of $836,000 and bank owned life insurance of $1,000.

      Other Expense

      For the three months ended June 30, 2004, other expense was $40.0 million compared to $27.1 million for the same period of 2003. Salaries and employee benefits increased from $13.8 million in the second quarter of 2003 to $14.7 million in the second quarter of 2004, or an increase of $948,000. This increase was principally the result of compensation expense related to restricted stock awards to management of $982,000 and compensation expense related to the Company's ESOP plan of $637,000. These increases were partially offset by salary reductions resulting from the sale of branch locations and the associated staffing. Net occupancy expense declined from $1.9 million for the quarter ended June 30, 2003 to $1.7 million for the quarter ended June 30, 2004. Depreciation expense decreased from $1.7 million to $1.6 million from the quarter period ended June 30, 2003 to June 30, 2004, respectively. Core deposit intangible amortization expense was $188,000 during the second quarter of 2003 and 2004. We recorded a $900,000 charge resulting from misapplication of bank funds in the three months ended June 30, 2003 related to the actions of Michael Gullion, our former Chief Executive Officer. During the second quarter the Company established a liability for the settlement of the Qui Tam litigation. This liability was recorded with a charge to expense of $16.0 million with a corresponding reduction of $2.0 million for the applicable insurance coverage. The remaining expenses classified as other expense decreased from $8.6 million to $7.7 million, or $934,000. The Company also had acquisition expense of $337,000 during the second quarter of 2004 associated with the proposed sale of the Company. Other increases were supplies expense of $118,000 and consulting of $104,000.

      For the six months ended June 30, 2004, other expense was $56.9 million compared to $52.4 million for the same period of 2003. Salaries and employee benefits increased from $27.9 million in the first half of 2003 to $30.8 million in the first half of 2004, or an increase of $2.8 million. This increase was the result of compensation expense related to restricted stock awards to management of $2.1 million and compensation expense related to the Company's ESOP plan of $1.2 million. These increases were partially offset by salary reductions resulting from the sale of branch locations and the associated staffing. Net occupancy expense declined from $3.7 million for the six months ended June 30, 2003 to $3.5 million for the six months ended June 30, 2004. This reduction was primarily the result of the sale of branch locations. Depreciation expense decreased from $3.4 million to $3.2 million for the six months ended June 30, 2003 to June 30, 2004, respectively. Core deposit intangible amortization expense was $375,000 during the first six months of 2003 and 2004. We recorded a $1.5 million charge resulting from misapplication of bank funds in the three six months ended June 30, 2003 related to the actions of Michael
Gullion, our former Chief Executive Officer. During the second quarter the Company established a liability for the settlement of the Qui Tam litigation. This liability was recorded with a charge to expense of $16.0 million with a corresponding reduction of $2.0 million for the applicable insurance coverage. The remaining expenses classified as other expense increased from $15.9 million to $19.1 million or $3.2 million. This largest component of this increase was debt issuance costs of $2.0 million which were written off when the Company refinanced two of its three Trust Preferred obligations in the first quarter of 2004. The Company also had acquisition expense of $966,000 during the first six months of 2004 associated with the proposed sale of the Company. Other increases were consulting of $272,000, and accounting of $535,000.

      Income Tax Expense

     Our historical effective tax rate has been less than the statutory federal rate of 35% due primarily to tax-exempt interest income on municipal bonds and our investments in bank owned life insurance. Income tax expense for the three months ended June 30, 2004 and 2003 was $1.2 million and $2.9 million, respectively. The effective tax rate for each time period was 79.8% and 28.9%, respectively. Income tax expense for the six months ended June 30, 2004 and 2003 was $9.0 million and $5.2 million, respectively. The effective tax rate for each time period was 38.7% and 26.9%, respectively. The effective rate was significantly higher for the three and six month periods ended June 30, 2004 as compared to prior periods due to gains from branch sales and non-deductible expenses related to the pending acquisition and the nondeductible portion of ESOP compensation expense in comparison to tax-exempt income. Our current estimate of the tax benefit of the damage portion of the proposed Qui Tam settlement resulted in a reduction of income tax expense of $3.85 million for the three and six months ended June 30, 2004. However, the other portion of the Qui Tam settlement may not be deductible, which had the effect of increasing the effective tax rate for those periods.

Financial Condition

      From December 31, 2003 to June 30, 2004, total assets declined from $4.3 billion to $4.2 billion. Cash and cash equivalents decreased from $117.1 million to $84.7 million. Net loans decreased from $3.0 billion to $2.8 billion. Investment securities were $1.0 billion at June 30, 2004, compared to $986.1 million at December 31, 2003; an increase of $52.6 million or 5.3%. Mortgage loans held for sale decreased from $5.9 million to $2.0 million. Net premises and equipment decreased from $63.1 million to $56.5 million. Cash surrender value of bank owned life insurance increased from $80.2 million to $81.2 million. Total liabilities decreased from $4.1 billion to $3.9 billion. Deposits decreased from $3.2 billion to $3.0 billion, from December 31, 2003 to June 30, 2004. Securities sold under agreements to repurchase increased from $127.8 million to $141.0 million. Total long and short-term borrowings decreased $32.8 million, or 4.4%, from December 31, 2003. Accrued interest and other liabilities increased from $26.4 million at December 31, 2003 to $44.6 million at June 30, 2004.

      During the first six months of 2004, cash and cash equivalents decreased $32.4 million or 27.6% compared to balances at December 31, 2003. The primary cause of this decrease was the net cash paid in connection with the sale of bank branches in Kansas and Oklahoma.

      During the first six months of 2004, net loans decreased $142.4 million, or 4.8%, compared to balances at December 31, 2003. Mortgage loans held for sale decreased $3.9 million over the balance at December 31, 2003. The decrease was due to the sale of branch facilities during the first quarter that resulted in loans of $197.9 million being sold with the branches. This was partially offset by increased loan balances in other locations.

      Investment securities at June 30, 2004, increased $52.6 million compared to the balance at December 31, 2003. This increase resulted from a decrease of $36.3 million in US agency mortgage-backed securities and an increase of $158.8 million in US agency securities. The total investment securities portfolio amounted to $1.0 billion at June 30, 2004, and was comprised mainly of U.S. government and agencies (73.2%), mortgage-backed (19.7%), and other asset-backed (7.1%) investment securities. During the second quarter of 2004, certain bank investment securities were reclassified to held-to-maturity from available-for-sale securities. This action was taken to reduce our sensitivity to the interest rate environment and to prudently manage our capital and interest rate risk. The amount reclassified was $165.5 million in the second quarter of 2004. The Company additionally took the same action in the third quarter of 2004 with a reclassification of $149.0 million of securities from available-for-sale to held-to-maturity.

      Bank owned life insurance at June 30, 2004, increased $978,000 compared to the balance sheet amount at December 31, 2003. The increase in the balance primarily resulted from the Company's earnings recorded on our investment in bank owned life insurance.

      Total deposits decreased $135.3 million at June 30, 2004, compared to December 31, 2003, mainly due to the effect of the branch sales in the first and second quarter. Deposits at the branches sold were $363.3 million which were transferred with the sale transactions. Deposits increased at other locations which offset much of this decrease and resulted in a net decrease of $135.3 million.

      Compared to 2003 year-end balances, borrowings at June 30, 2004, decreased $32.8 million. Our short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings remained fairly constant but increased $6.5 million during the first six months of 2004 to a combined balance of $141.5 million at June 30, 2004. Long term borrowings, consisting of FHLB advances, decreased $33.8 million to $597.8 million outstanding at June 30, 2004. The decrease in long-term borrowings is the result of a $50.0 million decrease in Leverage Repurchase Agreements. This was partially offset by an increase of $22.8 million in FHLB borrowings. Approximately $46.4 million of the Company's outstanding subordinated debt was called in March 2004 and was redeemed on April 22, 2004.

      During  the  first  six  months  of  2004,   accrued  interest  and  other
liabilities increased from $26.4 million to $44.6 million as a direct result of the liability associated with the Qui Tam lawsuit proposed settlement.

      Contractual Obligations and Commercial Commitments

      The following table presents our contractual cash obligations, defined as operating lease obligations, principal and interest payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of June 30, 2004 for the periods indicated.


                                                            Payments Due by Period
                                      Total interest    One Year      One to       Four to     More than
Contractual Cash Obligations           and principal    and Less   Three Years    Five Years   Five Years
----------------------------          --------------    --------   -----------    ----------   ----------
                                                            (dollars in thousands)

Operating leases.....................     $     26,675 $    2,330    $     5,561  $     3,843     $ 14,941
FHLB advances(1).....................          655,648     97,856         93,692      104,456      359,644
Subordinated debt(1).................           76,956        856          3,413        3,417       69,270
Trust preferred securities...........          239,694      3,622         11,362       11,362      213,348
                                          ------------  ---------    -----------  -----------     --------

Total contractual obligations........      $   998,973  $ 104,664     $  114,028   $  123,078     $657,203
                                          ============  =========    ===========  ===========     ========

      ___________

      (1) For floating interest rate obligations, based upon interest rate in effect on June 30, 2004.

      Liquidity and Capital Resources

      Liquidity defines the ability of us and the Banks to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the
Banks  are  met  primarily  by  Federal  Funds  sold,  short-term  investments, deposits and the generally predictable cash flow (primarily repayments) from each Bank's assets. Intermediate term liquidity is provided by the Banks' investment portfolios. Each of the Banks has established a credit facility with the FHLB, under which it is eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowings, cash dividends and tax payments from our subsidiary Banks. Total loans decreased $146.3 million compared to December 31, 2003, while total deposits decreased $135.3 million compared to the same period. The majority of our deposits consist of time deposits which mature in less than one year. If we are unsuccessful in rolling over these deposits, then we will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

      Cash and cash equivalents and investment securities totaled $1.1 billion, or 26.8%, of total assets at June 30, 2004 compared to $1.1 billion, or 25.5%, at December 31, 2003. Cash provided by operating activities for the six months ended June 30, 2004 was $39.8 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used in investing activities was $332.1 million, this was primarily attributable to an increase in loans of $80.3 million, the net increase in available for sale securities of $81.3 million, and cash paid, net of cash received with the purchase acquisition of $184.7 million. Cash provided by financing activities was $260.0 million, consisting primarily of an increase in deposits of $293.8 million and was partially offset by net payments of $34.9 million for both short-term and long-term borrowings.

      We and our subsidiaries actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be "well capitalized" a company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at June 30, 2004 were 11.85%, 9.87% and 7.60%, respectively. These same ratios at December 31, 2003 were 10.78%, 8.87% and 7.01%, respectively.

      The principal source of funds at the holding company level is dividends from the Banks. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At June 30, 2004, our subsidiary banks could pay $58.5 million in dividends to us and still remain well capitalized. Management believes funds generated from the dividends from our subsidiaries and our existing lines of credit will be sufficient to meet our current cash requirements. However, if we continue at our current rate of internal growth, we will need to raise additional equity to remain "well capitalized".

      Credit Facilities

      Our subsidiary banks have agreements with the Federal Home Loan Bank system to provide them with advances. As of June 30, 2004, our subsidiary banks had approximately $513.5 million of advances outstanding with the FHLB.

      We had a revolving line of credit with LaSalle Bank National Association ("LaSalle Credit Line"). On July 1, 2003, we entered into an amendment with LaSalle Bank to reduce the maximum amount that we may borrow from $25 million to $10 million and extend the maturity date from July 1, 2003 to July 1, 2004. As of June 30, 2004, we had no outstanding balances on the LaSalle Credit Line. We are currently evaluating various financing alternatives for the future.

      Under the Amended and Restated Loan Agreement dated as of February 8, 2002 ("ESOP Loan Agreement") of our Employees' Stock Ownership Plan (the "ESOP") with LaSalle Bank, the ESOP may borrow up to $15 million. Loans under the ESOP Loan Agreement bear interest, at the ESOP's option, at either LaSalle Bank's Prime Base Rate or LIBOR plus 1.75%. As of June 30, 2004, the ESOP had approximately $10.5 million outstanding under the ESOP Loan Agreement, which it borrowed to purchase our common stock. We guarantee the ESOP's obligations under the ESOP Loan Agreement. We currently do not anticipate that the ESOP will need to borrow any further amounts under the ESOP Loan Agreement.

      BOLI Policies

      Our Bank subsidiaries have purchased bank-owned life insurance ("BOLI") policies with death benefits payable to the Banks on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank's aggregate investment in BOLI to 25% of the bank's capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the Bank's capital and surplus. All of the Banks' BOLI investments comply with federal guidelines. In January 2003, Gold Bank-Kansas, Gold Bank-Oklahoma and Gold Bank-Florida increased their BOLI investments by $14 million, $4 million and $2 million, respectively. As of June 30, 2004, Gold Bank-Kansas had $67.0 million of BOLI (equal to 22.0% of its capital and surplus) and Gold Bank-Florida had $14.1 million of BOLI (equal to 22.3% of its capital and surplus). The aggregate BOLI investment of each Bank is just below the maximum regulatory limit. The Banks monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. We believe that these BOLI investments will not have any significant impact on the capital or liquidity of our Bank subsidiaries.

Impact of Recently Issued Accounting Standards

      In March 2004, the SEC staff released a Staff Accounting Bulletin that requires all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications, however, the amount of these commitments is not material to the Company's consolidated financial statements. This guidance requires the Company to recognize a liability on its consolidated balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance delays the recognition of any revenue related to these commitments until such time as the loan is sold, however, it will have no effect on the ultimate amount of revenue or cash flows recognized over time. The implementation did not have a significant impact on the consolidated financial statements.

Critical Accounting Policies

      Our accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of our accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in the first note to the consolidated financial statements in the 2003 Annual Report. Critical accounting policies are both important to the portrayal of our financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

      We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover loan losses. We may have to increase the allowance in the future. Material additions to our allowance for loan losses would have a material adverse effect on our net earnings and stockholders' equity.

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

Forward Looking Information and Statements

      The information included or incorporated by reference in this report contains certain forward-looking statements with respect to the financial
condition,   results  of  operations,   plans,  objectives,   future  financial
performance and business of us and our subsidiaries, including, without limitation:

      o   statements that are not historical in nature

      o   statements  preceded  by,  followed  by  or  that  include  the  words
          "believes,"    "expects,"    "may,"   "will,"    "should,"    "could,"
          "anticipates," "estimates," "intends" or similar expressions

      o   the ability, likelihood or timing of completing the merger with Silver

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

      o our ability to satisfy the terms and conditions of the Written Agreement with the OSBC and FRB-KC

      o   changes in interest margins on loans

      o   changes in allowance for loan losses

      o   changes in the interest rate environment

      o competitive pressures among financial services companies may increase significantly

      o general economic conditions, either nationally or in our markets, may be less favorable than expected

      o legislative or regulatory changes may adversely affect the business in which we and our subsidiaries are engaged

      o   technological   changes  may  be  more  difficult  or  expensive  than
          anticipated

      o   changes may occur in the securities markets

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

      While we have not historically used interest rate swaps or other derivative instruments to manage interest rate exposure, in August 2002 we entered into three interest rate swap agreements with an aggregate notional amount of $82.5 million. The swaps effectively converted our fixed interest rate obligations under our three outstanding series of trust preferred securities to variable interest rate obligations, decreasing the asset sensitivity of our balance sheet by more closely matching our variable rate assets with variable rate liabilities. Each swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities. Under each of the swaps, we paid a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and received a fixed rate equal to the interest we are obligated to pay on the related trust preferred securities.

      The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. The $16.3 million notional amount swap agreement was called by the counter-party and terminated on March 31, 2004. Under the swap agreements, no payments were due between the parties and no gain or loss was recognized by us. There are no current plans to replace the terminated swap agreements. However, we called both the $28.7 million Trust Preferred Offering and the $16.3 million Trust Preferred Offering. These were replaced with a debenture of $16.5 million with an interest rate of 5.8% and a $30.0 million debenture with a variable rate tied to LIBOR which is currently approximately 4.0%. The remaining swap agreement is also callable by the counterparty prior to its respective maturity date.

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

      The following table indicates that, at June 30, 2004, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

                                  Net Interest      Actual      Percent Change
Changes in Interest Rates            Income         Change          Actual
-------------------------         ------------      ------      --------------

200 basis point rise...........   $133,415,000     $6,896,000        5.45%
100 basis point rise...........   $131,089,000     $4,570,000        3.61%
Base Rate Scenario.............   $126,519,000             --           --
50 basis point decline.........   $125,135,000    $(1,384,000)      (1.09%)
100 basis point decline........   $121,414,000    $(5,105,000)      (4.03%)

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

      There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

      For a discussion of legal proceedings, including regulatory proceedings and formal actions taken by our banking regulators, see Note 8 "Legal Proceedings" to the consolidated financial statements contained in Part I, Item I of this report which is incorporated by reference hereunder.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERs

At the Annual Meeting of Shareholders on April 21, 2004, three Class II directors, Allen D. Petersen, J. Gary Russ and Donald C. McNeill, were elected for terms expiring in 2007. Voting results were as follows:

Allen D. Petersen
       34,151,921   votes or 99.2%   FOR
          266,596   votes or  0.8%   AGAINST
                0   votes or    0%   BROKER NON-VOTES AND ABSTENTIONS


J. Gary Russ
       33,439,204   votes or 97.2%   FOR
          979,813   votes or  2.8%   AGAINST
                0   votes or    0%   BROKER NON-VOTES AND ABSTENTIONS


Donald C. McNeill
       27,049,237   votes or 78.6%   FOR
        7,369,280   votes or 21.4%   AGAINST
                0   votes or    0%   BROKER NON-VOTES AND ABSTENTIONS



Class III Directors continuing in office are William Randon, William R. Hagman, Jr. and Robert J. Gourley. Class III Directors' terms expire in 2005.

Class I Directors continuing in office are Malcolm M. Aslin, Daniel P. Connealy, D. Patrick Curran. Class I Directors' terms expire in 2006.

ITEM 5:    OTHER INFORMATIOn

      None

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits Required to be Filed by Item 601 of Regulation S-K

     Exhibit
     Number   Description
     -------  -----------

     31.1 Certification of Chief Executive Officer of Gold Banc Corporation, Inc., dated August 9, 2004, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

     31.2 Certification of Chief Financial Officer of Gold Banc Corporation, Inc., dated August 9, 2004, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

     32.1 Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated August 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and is not treated as filed in reliance upon ss. 601(b)(32) of Regulations S-K.

     32.2 Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated August 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and is not treated as filed in reliance upon ss. 601(b)(32) of Regulations S-K.

     99.1 Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc
              Corporation, Inc.

     99.2 Press Release, dated August 9, 2004, disclosing an oral agreement in principle for settlement of qui tam litigation

(b)   Reports on Form 8-K

      We filed the following Current Reports on Form 8-K during the second quarter of 2004:

      o On April 21, 2004, we filed a Current Report on Form 8-K announcing earnings and other select financial data for the quarter ended March 31, 2004.

      o On May 6, 2004, we filed a Current Report on Form 8-K announcing that the Securities and Exchange Commission issued a cease and desist order against us.

      o On June 7, 2004, we filed a Current Report on Form 8-K that clarified certain information set forth on the website for the Office of Thrift Supervision.

      o On June 16, 2004, we filed a Current Report on Form 8-K announcing that a qui tam lawsuit had been filed against us and two of our subsidiaries.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GOLD BANC CORPORATION, INC.



                               By:  /s/ RICK J. TREMBLAY
                                   -----------------------------------------
                                   Rick J. Tremblay
                                   Executive Vice President and Chief
                                   Financial Officer
                                   (Authorized officer and principal financial
                                   officer of the  registrant)



Date:  August 9, 2004