Form 10-Q
period 2004-09-30
GOLD BANC CORP INC
filed 2004-11-09
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at October 29, 2004

Common Stock, $1.00 par value	40,184,152

GOLD BANC CORPORATION, INC.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2004

		Page

PART I FINANCIAL INFORMATION		2

ITEM 1:	FINANCIAL STATEMENTS	2

	Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited)	2

	Consolidated Statements of Earnings—Three Months ended September 30, 2004 and September 30, 2003 (unaudited)	4

	Consolidated Statements of Earnings—Nine Months ended September 30, 2004 and September 30, 2003 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Nine Months Ended September 30, 2004, and September 30, 2003 (unaudited)	6

	Consolidated Statements of Cash Flows For the Nine Months ended September 30, 2004 and September 30, 2003 (unaudited)	7

	Notes to Consolidated Financial Statements	8

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4:	CONTROLS AND PROCEDURES	26

PART II OTHER INFORMATION		27

ITEM 1:	LEGAL PROCEEDINGS	27

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

ITEM 5:	OTHER INFORMATION	27

ITEM 6:	EXHIBITS	27

	SIGNATURES	29

i

PART I   FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)
(unaudited)

	September 30, 2004	December 31, 2003

Assets

Cash and due from banks	$75,837	$78,124

Federal funds sold and interest-bearing deposits	90,893	38,978

Total cash and cash equivalents	166,730	117,102

Investment securities:
Available-for-sale	539,261	842,900
Held-to-maturity	424,599	133,492
Trading	2,329	9,692

Total investment securities	966,189	986,084

Loans, gross	2,914,808	3,011,038

Allowance for loan losses	(33,751)	(34,017)

Loans, net	2,881,057	2,977,021

Mortgage loans held-for-sale, net	6,045	5,883

Premises and equipment, net	58,640	63,131

Goodwill	30,484	31,082

Other intangible assets, net	5,524	6,084

Accrued interest and other assets	66,160	52,117

Cash surrender value of bank-owned life insurance	82,139	80,218

Assets of discontinued operations	—	3,903

Total assets	$4,262,968	$4,322,625

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)
(unaudited)

	September 30, 2004	December 31, 2003

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$3,073,433	$3,164,443

Securities sold under agreements to repurchase	154,348	127,789

Federal funds purchased and other short-term borrowings	1,055	7,260

Subordinated debt	116,134	114,851

Long-term borrowings	601,796	631,526

Accrued interest and other liabilities	52,258	26,411

Liabilities from discontinued operations	—	628

Total liabilities	3,999,024	4,072,908

Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares

authorized, no shares issued	—	—
Common stock, $1.00 par value; 50,000,000 shares authorized
44,874,079 and 44,567,417 shares issued at September 30, 2004 and
December 31, 2003	44,874	44,567

Additional paid-in capital	129,567	122,444

Retained earnings	140,247	132,082

Accumulated other comprehensive (loss), net	(5,917)	(2,812)

Unearned compensation	(10,538)	(12,275)

	298,233	284,006

Less treasury stock (4,824,575 shares at September 30, 2004 and December 31, 2003)	(34,289)	(34,289)

	263,944	249,717

Total liabilities and stockholders’ equity	$4,262,968	$4,322,625

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
for the Three Months ended
(In thousands, except per share data)
(unaudited)

	September 30, 2004	September 30, 2003

Interest income:
Loans, including fees	$43,221	$44,841
Investment securities	8,829	8,287
Other	488	451

Total interest income	52,538	53,579

Interest expense:
Deposits	14,336	14,466
Borrowings and other	7,183	8,159

Total interest expense	21,519	22,625

Net interest income	31,019	30,954

Provision for loan losses	459	3,034

Net interest income after provision for loan losses	30,560	27,920

Other income:
Service fees	3,582	4,571
Investment trading fees and commissions	691	1,102
Net gains on sale of mortgage loans	307	762
Net securities (losses) gains	(11,031)	199
Gain on sale of branch facilities	—	1,828
Bank-owned life insurance	949	1,024
Other	1,039	1,344

Total other (loss) income	(4,463)	10,830

Other expense:
Salaries and employee benefits	14,516	14,004
Net occupancy expense	1,842	1,982
Depreciation expense	1,571	1,668
Core deposit intangible amortization expense	188	188
Losses and expenses resulting from misapplication of bank funds, net of
recoveries	—	(1,818)
Expense from the settlement of Qui Tam litigation	2,500	—
Other	8,327	9,048

Total other expense	28,944	25,072

(Loss) earnings from continuing operations before income taxes	(2,847)	13,678

Income tax (benefit) expense	(1,001)	3,908

Net (loss) earnings from continuing operations	(1,846)	9,770

Net (loss) earnings from discontinued operations, net of tax	—	(1,554)

Net (loss) earnings	$(1,846)	$8,216

Net (loss) earnings from continuing operations per share – basic	$(0.05)	$0.26
Net (loss) earnings from discontinued operations per share – basic	$—	$(0.04)

Net (loss) earnings per share – basic	$(0.05)	$0.22

Net (loss) earnings from continuing operations per share – diluted	$(0.05)	$0.26

Net (loss) earnings from discontinued operations per share – diluted	$—	$(0.04)

Net (loss) earnings per share – diluted	$(0.05)	$0.22

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
for the Nine Months ended
(In thousands, except per share data)
(unaudited)

	September 30, 2004	September 30, 2003

Interest income:
Loans, including fees	$126,626	$130,544
Investment securities	27,919	27,817
Other	1,540	1,451

Total interest income	156,085	159,812

Interest expense:
Deposits	43,067	45,224
Borrowings and other	21,802	24,699

Total interest expense	64,869	69,923

Net interest income	91,216	89,889
Provision for loan losses:	4,770	9,609

Net interest income after provision for loan losses	86,446	80,280

Other income:
Service fees	12,031	13,122
Investment trading fees and commissions	2,326	3,992
Net gains on sale of mortgage loans	1,113	2,278
Net securities (losses) gains	(10,894)	1,172
Gain on sale of branch facilities	20,574	3,007
Gain on sale of credit card portfolio	1,156	—
Bank-owned life insurance	2,907	2,983
Other	4,449	3,480

Total other income	33,662	30,034

Other expense:
Salaries and employee benefits	45,286	41,936
Net occupancy expense	5,337	5,678
Depreciation expense	4,748	5,053
Core deposit intangible amortization expense	563	563
Losses and expenses resulting from misapplication of bank funds, net of
recoveries	—	(668)
Expense from the settlement of Qui Tam litigation	16,500	—
Other	27,399	24,908

Total other expense	99,833	77,470

Earnings from continuing operations before income taxes	20,275	32,844

Income tax expense	7,955	9,067

Net earnings from continuing operations
	12,320	23,777

Net loss from discontinued operations, net of tax	(551)	(1,567)

Net earnings	$11,769	$22,210

Net earnings from continuing operations per share – basic	$0.31	$0.63
Net loss from discontinued operations per share – basic	$(0.01)	$(0.04)

Net earnings per share – basic	$0.30	$0.59

Net earnings from continuing operations per share – diluted	$0.31	$0.62
Net loss from discontinued operations per share – diluted	$(0.02)	$(0.04)

Net earnings per share – diluted	$0.29	$0.58

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
for the Nine Months Ended September 30, 2004, and September 30, 2003
(Dollars in thousands)
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Treasury Stock	Total

Balance at December 31, 2002	$—	44,188	118,257	107,392	3,489	(12,432)	(33,120)	$227,774

Net earnings for the nine months ended
September 30, 2003	—	—	—	22,210	—	—	—	22,210

Change in unrealized gain (loss) on
available-for-sale securities	—	—	—	—	(4,756)	—	—	(4,756)

Total comprehensive income
for the nine months ended September 30, 2003	—	—	—	22,210	(4,756)	—	—	17,454

Exercise of 81,738 stock options	—	82	424	—	—	—	—	506

Decrease in unearned compensation	—	—	—	—	—	289	—	289
Acquisition of 583,065 shares of treasury
stock through restitution agreement	—	—	—	—	—	—	(6,300)	(6,300)

Purchase of 50,000 shares of treasury stock	—	—	—	—	—	—	(596)	(596)

Sale of 530,000 shares of treasury stock	—	—	—	—	—	—	5,727	5,727
Dividends paid ($0.09 per common share)	—	—	—	(3,537)	—	—	—	(3,537)

Balance at September 30, 2003	$—	44,270	118,681	126,065	(1,267)	(12,143)	(34,289)	$241,317

Balance at December 31, 2003	$—	44,567	122,444	132,082	(2,812)	(12,275)	(34,289)	$249,717

Net earnings for the nine months ended
September 30, 2004	—	—	—	11,769	—	—	—	11,769
Amortization of unrealized loss on investment securities
transferred from available-for-sale to held-to-maturity
portfolio	—	—	—	—	172	—	—	172

Change in unrealized gain (loss) on
available-for-sale securities	—	—	—	—	(3,277)	—	—	(3,277)

Total comprehensive income
for the nine months ended September 30, 2004	—	—	—	11,769	(3,105)	—	—	8,664

Exercise of 306,662 stock options	—	307	2,382	—	—	—	—	2,689
Tax benefit of exercise of stock options	—	—	996	—	—	—	—	996
Allocation of 290,000 shares held by Employee
Stock Ownership Plan	—	—	2,191	—	—	1,575	—	3,766
Recognition of stock based employee
compensation	—	—	1,554	—	—	162	—	1,716
Dividends paid ($0.09 per common share)	—	—	—	(3,604)	—	—	—	(3,604)

Balance at September 30, 2004	$—	44,874	129,567	140,247	(5,917)	(10,538)	(34,289)	$263,944

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2004 and 2003
(In thousands)
(unaudited)

	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net earnings	$11,769	$22,210
Loss from discontinued operations	551	1,567
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Provision for loan losses	4,770	9,609
Qui Tam Litigation settlement	16,500	—
Allocation of ESOP Shares	3,766	289
Recovery from restitution agreement	—	(2,300)
Stock-based employee compensation	2,827	—
Net securities losses (gains)	10,894	(1,172)
Gain on sale of bank branches	(20,574)	(3,007)
Amortization of investment securities premiums, net of accretion	1,770	4,963
Depreciation	4,748	5,053
Amortization of intangible assets	563	563
Gain on sale of mortgage loans held for sale	(1,113)	(2,278)
Increase in cash surrender value of bank owned life insurance	(2,907)	(2,965)
Net decrease (increase) in trading securities	7,363	(714)
Proceeds from sale of loans held for sale	102,398	175,346
Origination of loans held for sale, net of repayments	(101,447)	(161,486)
Other changes:
Accrued interest receivable and other assets	(8,334)	64,496
Accrued interest payable and other liabilities	8,304	(7,084)
Net change in operating activities of discontinued operations	2,724	6,768

Net cash provided by operating activities	$44,572	$109,858

Cash flows from investing activities:
Net increase in loans	$(136,439)	$(211,404)
Purchase of note receivable	—	(4,000)
Principal collections and proceeds from maturities of
available-for-sale securities	320,908	393,092
Purchases of available-for-sale securities	(346,025)	(689,811)
Principal collections and proceeds from maturities of held- to-maturity
securities	123,439	55,905
Purchases of held-to-maturity securities	(100,998)	(3,062)
Purchase of bank owned life insurance policy	—	(20,000)
Net additions to premises and equipment	(2,784)	(2,980)
Cash paid in branch sales, net of cash received	(184,743)	(65,785)
Cash received in redemption of cash surrender value of life insurance	980	—

Net cash used in investing activities	$(325,662)	$(548,045)

Cash flows from financing activities:
Increase in deposits	$338,102	$283,543
Proceeds from issuance of trust preferred	47,423	—
Payment of trust preferred debt	(46,631)	—
Net increase in short-term borrowings	20,354	1,910
Net (decrease) increase from FHLB & long-term borrowings	(28,611)	143,117
Proceeds from issuance of common stock	3,685	506
Purchase of treasury stock	—	(596)
Proceeds from sale of treasury shares	—	5,727
Dividends paid	(3,604)	(3,537)

Net cash provided by financing activities	330,718	430,670

Increase (decrease) in cash and cash equivalents	49,628	(7,517)
Cash and cash equivalents, beginning of period	117,102	96,408

Cash and cash equivalents, end of period	$166,730	$88,891

Supplemental disclosure of cash flow information:
Cash paid for interest	$64,254	$72,562
Cash paid for income taxes	15,540	9,235
Non-cash investing activities
Transfer of investment securities from available-for-sale to held-
to-maturity portfolio	314,533	—

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

                The consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position and results of our operations and cash flows for those periods. The consolidated statements of earnings for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

2.             Earnings per Common Share

                Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. Employee stock options and unvested restricted stock are our only potential common share equivalents.

                The shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and, 2003 are shown below (in thousands):

	For the three months ended September 30		For the nine months ended September 30

	2004	2003	2004	2003

Weighted average common shares outstanding	40,046	39,136	39,945	39,369
Unallocated ESOP Shares	(1,117)	(1,534)	(1,257)	(1,499)

Total basic average common shares outstanding	38,929	37,602	38,688	37,870
Stock options and unvested restricted stock	389	224	394	179

Total diluted weighted average common shares outstanding	39,318	37,826	39,082	38,049

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

	For the three months ended

	September 30, 2004	September 30, 2003

Net (loss) earnings as reported	$(1,846)	$8,216
Add: stock-based compensation included in reported net earnings, net of related tax effects	480	—
Deduct: Total stock based employee compensation expense determined under fair valued based method for all awards, net of related tax effects	615	107

Pro forma net (loss) earnings	$(1,981)	$8,109

(Loss) earnings per share:
Basic-as reported	$(0.05)	$0.22
Basic-pro forma	(0.05)	0.22
Diluted-as reported	(0.05)	0.22
Diluted-pro forma	(0.05)	0.21

	For the nine months ended

	September 30, 2004	September 30, 2003

Net earnings as reported	$11,769	$22,210
Add: stock-based compensation included in reported net earnings, net of related tax effects	1,838	—
Deduct: Total stock based employee compensation expense determined under fair valued based method for all awards, net of related tax effects	2,243	289

Pro forma net earnings	$11,364	$21,921

Earnings per share:
Basic-as reported	$0.30	$0.59
Basic-pro forma	0.29	0.58
Diluted-as reported	0.29	0.58
Diluted-pro forma	0.29	0.58

4.             Intangible Assets and Goodwill

                The following table presents information about our intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

	September 30, 2004		September 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(In thousands)

Amortized intangible assets:
Core deposit premium	$7,508	$1,984	$7,508	$1,234
Aggregate amortization expense for the nine months ended		$563		$563

                Estimated amortization expense (in thousands) for the years ending December 31:

2004	$751
2005	$751
2006	$751
2007	$751
2008	$751

                Goodwill at September 30, 2004 was $30.5 million, which is $598,000 less than the amount at December 31, 2003. The reduction of $598,000 was the result of selling seven branches of Gold Bank-Kansas during the first quarter of 2004. There was no impairment to goodwill from continuing operations recorded for the three and nine months ended September 30, 2004 or 2003.

                During 2002 and 2003, CompuNet Engineering (CompuNet) did not earn a majority of its revenue from providing services to financial institutions. As a result, the Company was required under the Bank Holding Company Act to divest itself of CompuNet. During the fourth quarter of 2003, the Company announced its intent to dispose of CompuNet. As a result of the expected disposition of this business, the Company recorded an impairment charge of $845,000 and $3.3 million in the third and fourth quarters of 2003, respectively, to reduce the estimated carrying value of the net assets (including the remaining goodwill) to their estimated fair value. The remaining goodwill of $416,000 was written off in the first quarter of 2004. The Company sold CompuNet on February 4, 2004.

5.             Comprehensive Income

                Comprehensive income was $3.3 million and $1.5 million for the three months ended September 30, 2004 and September 30, 2003, respectively. Comprehensive income was $8.7 million and $17.5 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities and for unrealized gains and losses on securities transferred from available-for-sale to held-to-maturity. During the three months ended September 30, 2004 and September 30, 2003, we recorded net-of-tax reclassification adjustments of ($7.2) million and $129,000, respectively, associated with gains and losses included in net earnings for such periods. We also recorded a net-of-tax adjustment of $172,000 in connection with the amortization of the unrealized loss on the transfer of securities from available-for-sale to held-to-maturity. During the nine months ended September 30, 2004 and September 30, 2003, we recorded net-of-tax reclassification adjustments of ($7.1) million and $761,000, respectively, associated with gains and losses included in net earnings for such periods.

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

                Merger of Gold Bank-Kansas and Gold Bank-Oklahoma.  On August 11, 2003, Gold Bank-Kansas filed an application with the Federal Reserve Bank of Kansas City (the “FRB-KC”) and the Office of the Kansas State Bank Commissioner (the “OSBC”) to merge Gold Bank-Oklahoma and Gold Bank-Kansas with Gold Bank-Kansas being the surviving entity. In October 2003, Gold Bank-Kansas received approval of its application and the merger was consummated on April 2, 2004.

                Sale of Weatherford, Geary and Cordell, Oklahoma branches.  On February 13, 2004, Gold Bank-Oklahoma entered into an agreement for the sale of its branch locations in Weatherford, Geary and Cordell, Oklahoma to Bank of Western Oklahoma of Elk City. The sale of these Gold Bank-Oklahoma branches closed on May 7, 2004. As of the date of closing, the deposits and loans of these Gold Bank-Oklahoma branches were approximately $63.0 million and $18.6 million, respectively. In connection with the sale of these branches, we recorded a gain of approximately $3.6 million.

                Merger of Gold Bank-Kansas and Gold Bank-Florida.  On March 31, 2004, Gold Bank-Kansas filed an application with the FRB-KC and the OSBC to merge Gold Bank-Florida and Gold Bank-Kansas with Gold Bank-Kansas being the surviving entity. In May, 2004, Gold Bank-Kansas received approval of its application and the merger was consummated on September 1, 2004.

7.             Derivative Instruments

                In August 2002, we entered into three interest rate swap agreements with an aggregate notional amount of $82.5 million. Each swap had a notional amount equal to the outstanding principal amount of the related subordinated debt, together with the same payment dates, maturity date and call provisions as the related subordinated debt. Under each of the swaps, we pay interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and we receive a fixed rate equal to the interest that we are obligated to pay on the related subordinated debt. The interest rate swaps are derivative financial instruments and were designated as fair value hedges of the subordinated debt.

                The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. The $16.3 million notional amount swap agreement was called by the counter-party and terminated on September 30, 2003. Under these swap agreements, no payments were due between the parties and no gain or loss was recognized by us when they were called. There are no current plans to replace these terminated swap agreements. The remaining $38.7 million notional amount swap agreement was also called by the counter-party on September 22, 2004 and will be terminated on November 1, 2004.

                During the quarter ended September 30, 2004, we received net cash flows of $432,000 under the one remaining agreement, which was recorded as a reduction of interest expense on the subordinated debt. During the nine months ended September 30, 2004, we received net cash flows of $1.4 million under the remaining agreement, which was also recorded as a reduction of interest expense on the subordinated debt.

                In August 2003, we entered into seven interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting $190 million of fixed rate Federal Home Loan Bank (“FHLB”) borrowings into floating rate obligations. Each swap has a notional amount equal to the outstanding principal amount of the related FHLB borrowing, together with the same payment dates, maturity date and call provisions as the related FHLB borrowing. Under five of the swaps, we pay interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, whereas on the remaining two instruments we pay interest quarterly. We receive a fixed rate payment equal to the interest that we are obligated to pay on the related FHLB borrowings. The interest rate swaps are derivative financial instruments and have been designated as fair value hedges of the FHLB borrowings.

                During the quarter ended September 30, 2004, we received net cash flows of $932,000 under these agreements, which was recorded as a reduction of interest expense on the related FHLB borrowings. Included in other expense in the consolidated statement of operations for the quarter ended September 30, 2004 is an increase in expense of $438,000 relating to the ineffectiveness of the hedging strategy. During the nine months ended September 30, 2004, we received net cash flows of $3.1 million under these agreements, which is recorded as a reduction of interest expense on the related FHLB borrowings. Included in other expense in the consolidated statement of operations for the nine months ended September 30, 2004 is and increase in expense of $244,000 relating to the ineffectiveness of the hedging strategy.

8.             Legal Proceedings

Class Action Lawsuit

                On March 10, 2004, a class action lawsuit was filed by Lori McBride on behalf of herself and all other similarly situated against us and nine of our directors in the District Court of Johnson County, Kansas. On September 6, 2004, this lawsuit was dismissed with prejudice.

Qui Tam Lawsuit

                On June 15, 2004, we issued a press release announcing that a qui tam lawsuit is pending in the United States District Court for the Western District of Oklahoma against us, Gold Bank-Oklahoma and Gold Bank-Kansas. A qui tam lawsuit is an action brought by a private party (known as a “relator”) seeking to represent the interests of the U.S. government. The suit was filed under the federal False Claims Act (“FCA”) which provides for recovery of treble damages, penalties and attorneys fees.

                The lawsuit, which was brought by Roger L. Ediger (the relator) on behalf of the United States of America, was filed in camera and under seal, allegedly on October 24, 2002. We first became aware of the lawsuit on June 14, 2004, as a result of a judicial order requested by the relator’s counsel that partially lifted the seal on the case to permit the relator’s counsel to disclose to us the existence of the lawsuit and an amended complaint. We have not been served in the case. A qui tam action is regularly filed “in camera and under seal” (i.e., secretly, without notice to the public or to the defendants) to give the government time to investigate the claims and determine if it wants to intervene and take control of the action.

                In the suit, which remains under seal, the relator alleges that we, and our subsidiary banks, Gold Bank-Oklahoma and Gold Bank-Kansas, and their predecessors, violated the FCA by submitting false certifications and claims to the Farm Service Agency (“FSA”) and charging excessive interest rates and fees on agricultural loans subject to the FSA’s Guaranteed Loan Program (“GLP”) and Interest Assistance Program (“IAP”). The relator alleges that we knowingly charged interest rates and fees on FSA guaranteed loans in excess of the interest rates and fees we charged to our average agricultural customers, in violation of FSA regulations. Plaintiff seeks relief in the form of a cease and desist order against further violations of the FCA, treble damages equal to three times the amount of damages the United States sustained as a result of our actions, statutory civil money penalties up to $11,000 for each false claim, and attorneys’ fees and expenses. The relator has demanded to be awarded the maximum amount allowed by law of any recovery.

                Based upon our records and confirmed by payment records that we have obtained from FSA, we believe that during the period October 1996 through June 2004, approximately $9 million was paid to Gold Bank-Oklahoma and $1 million was paid to Gold Bank-Kansas from FSA under the GLP and IAP programs. During that period we believe that Gold Bank-Oklahoma (and its predecessor banks) had at least 675 FSA guaranteed loans and Gold Bank-Kansas (and its predecessor banks) had at least 150 FSA guaranteed loans. The relator contends that all FSA payments constitute “damages” suffered by the United States.

                We reached an oral agreement in principle with the U.S. Attorney’s Office for Western District of Oklahoma to settle this lawsuit for $16 million. We accrued a liability, net of insurance, for this settlement of $14 million in the quarter ended June 30, 2004. In addition, our estimated tax benefit of the damage portion of the settlement resulted in a reduction of income tax expense of $3.85 million for the quarter and six months ended June 30, 2004. The net effect of the settlement was a $10.15 million reduction in net earnings for the quarter and six months ended June 30, 2004. Included in such second quarter charge was an estimated $2.0 million of insurance coverage. We subsequently received during the third quarter written notice from our insurance carrier taking the position that this coverage was not available to cover our loss. Consequently, we recorded an additional expense of $2.0 million in the quarter ended September 30, 2004 of the total settlement of $16.5 million, $12.1 million will be tax deductible.

                The proposed settlement has been approved by the United States Assistant Attorney General and a settlement agreement has been negotiated but not yet executed.

                In addition, an oral agreement has been reached whereby $500,000 will be paid to cover relator’s expenses, attorneys’ fees and costs related to the qui tam lawsuit. We recorded an expense of $500,000 during the quarter ended September 30, 2004, as a result of this agreement.

                We expect the settlement agreements with the U.S. government and the relator to be executed soon.

Wayne K. Janzen, Dustin E. Cole and Michael Ross v. Gold Banc Corporation, Inc., GBC Kansas, Inc., d/b/a Gold Bank-Kansas and GBC Oklahoma, Inc., d/b/a Gold Bank-Oklahoma

                This case was filed in the District Court of Kingfisher County, Oklahoma on September 10, 2004. The plaintiffs bring the case on behalf of themselves and on behalf of the putative class of all those similarly situated. The putative class is composed of all those agricultural borrowers with loans that are or were guaranteed by the United States of America through the FSA guaranteed loan program. The plaintiffs generally allege that the defendants have engaged in a pattern of charging interest rates and fees in excess of what they charge their average agricultural customer. The petition contains six counts against the defendants. The counts are for breach of contract, negligence in the performance of servicing the FSA guaranteed loans, unjust enrichment by realizing increased profits caused by not disclosing to borrowers that the defendant banks were charging excessive interest rates and fees, a claim for usury, and an injunction for preventing the defendant banks from continuing their alleged practice of charging excessive interest rates and fees. No specific damage amounts are specified other than more than $10,000 is sought on each count. Plaintiffs also seek punitive damages and their costs and attorneys’ fees. An answer denying the allegations in the petition was filed on behalf of Gold Banc Corporation, Inc. and GBC Kansas, Inc. only.

                This case was removed on October 1, 2004 to the United States District Court for the Western District of Oklahoma. Plaintiffs filed a motion to remand the case back to state court and defendants have filed a response in opposition. The court has not yet decided the motion to remand.

                There has been no discovery in the case and no motion to certify a class or classes has been filed by the plaintiffs.

H.D. Young, Troy Boelte, Misti Boelte, Larry M. Boelte, Neacha Boelte, Mark Lorenzen, Denniece Lorenzen, Harold I. Mason and Jaynee D. Mason v. Gold Banc Corporation, Inc. and its wholly-owned subsidiaries, Gold Bank—Oklahoma, Gold Bank—Kansas, GBC Oklahoma, Inc. and GBC Kansas, Inc.

                On September 23, 2004, defendants received notice of this case which was filed in the United States District Court for the Western District of Oklahoma on behalf of the plaintiffs as individuals and on behalf of persons similarly situated. The putative class is composed of all who entered into loan agreements with the defendant banks, which loans were in turn guaranteed by the FSA under the FSA’s federally sponsored guaranteed loan program. The complaint generally alleges that the defendant banks charged their average farm customer a lesser interest rate than was charged to FSA guaranteed borrowers. The plaintiffs claim that charging the higher interest rate is usurious.

                In addition to the usury cause of action, the complaint alleges that because defendants have made no refunds to the plaintiff class, they converted said unspecified funds. Plaintiffs claim that defendants committed fraud by materially misrepresenting to the class that defendants would honestly and faithfully abide by the FSA rules and regulations although defendants knew they were not going to follow such rules and regulations. The complaint also alleges that (i) the defendants owed a fiduciary duty to the class and breached such duty; (ii) the defendants failed to perform their obligations and failed to properly credit the plaintiff class with the sums of money otherwise due under the guaranteed loan program; (iii) defendants received money from the federal government that was to be paid to the defendants for the use and benefit of the class, but instead was converted by defendants for their own use; (iv) the defendant banks charged a 1% origination fee on all guaranteed loans and that requiring the fee to be paid was a contract of adhesion, (v) the defendant banks do not charge similar fees on non-guaranteed loans and violated the applicable federal regulations; (vi) the defendants’ acts were deceitful and done with intent to defraud the class of borrowers; and (vii) because defendants’ conduct was fraudulent, the class is entitled to a contract reformation to the extent the promissory notes and renewals of interest assist failed to express the true intent of the parties to follow the terms of the guaranteed loan program. The plaintiffs want to recover for the class all sums paid to the defendants for usurious interest, which amount should be doubled, forgiveness of all future interest otherwise due under any note, punitive damages, and costs of the suit, including reasonable attorneys’ fees. No specific amounts of monetary damages are alleged.

                An answer was filed on behalf of Gold Banc Corporation, Inc., GBC Kansas, Inc. and Gold Bank, a Kansas bank.

                The plaintiffs in this lawsuit filed a petition for intervention in the Janzen state court case. Before the petition for intervention could be ruled on, the Janzen case was removed to federal court where the Janzens are seeking to have the case remanded back to state court.

                There has been no discovery in the case and no motion to certify a class or classes has been filed by the plaintiffs.

9.             Expense Resulting from Misapplication of Bank Funds, Net of Recoveries

                During 2002, 2001 and 2000, Michael W. Gullion, our former Chief Executive Officer diverted funds to his account for personal use, as well as the use of our corporate credit card for personal use and improper reimbursement of personal expenses. Such amounts relating to this misapplication of bank funds aggregated $136,000 and $1.1 million during 2002 and 2001.

                During the year ended December 31, 2003, we reached an agreement with the former chief executive officer in which we received approximately $3.5 million of restitution. The restitution amount consisted of $1.2 million in cash and 212,864 shares of our common stock, and has been netted against the losses and expenses incurred in 2003 by us in connection with the investigation.

                During the quarter ended September 30, 2003, the Company recorded $1.8 million as a reduction of expenses related to the recovery from Michael W. Gullion, net of the costs of investigation. During the nine months ended September 30, 2003, the Company recorded $668,000 as a reduction of expenses related to this matter.

10.          Proposed Acquisition of Gold Banc

                On February 25, 2004, we entered into a definitive merger agreement with Silver Acquisition Corporation (“Silver”), whereby Silver would have acquired all of our outstanding common stock for $16.60 per share in cash, plus an additional $.0023 per share each day after July 23, 2004 that the closing of the merger was delayed, if all of the conditions to that closing had been satisfied or the extent permissible waived.

                On October 11, 2004, we terminated the merger agreement with Silver. The termination was made pursuant to Section 8.1(j)(A) of that agreement. As described in our press release announcing that termination, which was filed as an exhibit to a Form 8-K we filed on the same date, that termination was based upon, among other things, Silver’s statements that it could not obtain regulatory approval of the merger at the purchase price per share prescribed by the merger agreement.

                Silver issued a press release on October 11, 2004 that set forth its position that we did not have the right to terminate the merger agreement and that it was reserving its legal rights in that regard. We also issued a press release on October 12, 2004, responding to Silver’s press release, which was filed as an exhibit to our Form 8-K. We filed on October 13, 2004. Our October 12 press release described the events and process leading up to our decision to terminate the merger agreement. We continue to believe that we had a valid legal basis for terminating the merger agreement and also continue to believe that we would not be obligated to pay a termination fee to Silver if we enter into an acquisition transaction within the next 12 months.

11.          Subsequent Events

                On October 1, 2004, we put into place a revolving line of credit with Bank One, NA. (“Bank One Credit Line”). The line of credit is for one year until October 1, 2005 and is for an amount of $25 million.

                Also on October 1, 2004, we refinanced the ESOP stock loans that are in place. Under the Loan Agreement (“ESOP Loan Agreement”) of our Employees’ Stock Ownership Plan (the “ESOP”) with Bank One, NA, the ESOP may borrow up to $11.9 million.

                On or about October 15, 2004, we gave written notice of the complete redemption of our GBCI` Capital Trust II 9.12% Trust Preferred Securities, due June 30, 2029. The notice provided for a redemption date of November 15, 2004, with a total redemption price of $37.55 million plus accrued and unpaid interest. As a result of our redemption of the 9.12% Trust Preferred Securities, we will recognize as an expense in the fourth quarter approximately $1.3 million of unamortized issuance costs from such securities. We expect to issue from Gold Banc Capital Trust V approximately $37.5 million of new trust preferred securities. The new trust preferred securities will bear interest at a per annum rate of 6.00% for the first five years and at a per annum rate equal to LIBOR plus 2.10% thereafter. The issuance of the new trust preferred securities by Gold Banc Capital Trust V is expected to close on or about November 10, 2004. The proceeds from the issuance of the new trust preferred securities will be used to pay for the redemption of the 9.12% Trust Preferred Securities.

                On October 20, 2004 the company sold its interest in Keefe Partners, LLC and its related entities. These investments were held by Gold Investment Advisors, Inc. The proceeds from the sale of our investment were $2.4 million and will result in Gold Investment Advisors, Inc. recording a pre-tax gain of $402,000 in the fourth quarter.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following financial review presents management’s discussion and analysis of our consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three and nine month periods ended September 30, 2004. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as our 2003 Annual Report on Form 10-K (the “2003 Annual Report”). Results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results to be attained for any other period.

Proposed Acquisition of Gold Banc

                On February 25, 2004, we entered into a definitive merger agreement with Silver Acquisition Corporation (“Silver”), whereby Silver would have acquired all of our outstanding common stock for $16.60 per share in cash, plus an additional $.0023 per share for each day after July 23, 2004 that the closing of the merger was delayed, if all of the conditions to that closing had been satisfied or to the extent permissible, waived.

                On October 11, 2004, we terminated the merger agreement with Silver pursuant to Section 8.1(j)(A) of that agreement. As described in our press release announcing that termination, which was filed as an exhibit to a Form 8-K we filed on the same date, that termination was based upon, among other things, Silver’s statements that it could not obtain regulatory approval of the merger at the purchase price per share prescribed by the merger agreement.

                Silver issued a press release on October 11, 2004 that set forth its position that we did not have the right to terminate the merger agreement and that it was reserving its legal rights in that regard. We also issued a press release on October 12, 2004, responding to Silver’s press release, which was filed as an exhibit to our Form 8-K. We filed on October 13, 2004. Our October 12 press release described the events and process leading up to our decision to terminate the merger agreement. We continue to believe that we had a valid legal basis for terminating the merger agreement and also continue to believe that we would not be obligated to pay a termination fee to Silver of if Gold enters into an acquisition transaction within the next 12 months.

                We regularly examine our strategic alternatives for the purpose of determining and pursuing the alternative that is in the best interests of Gold and its stockholders.

Selected Financial Data

                The following table sets forth selected financial data for the three and nine month periods ended September 30, 2004 and September 30, 2003 (dollars in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30,

	2004	2003	2004	2003

Net (Loss) Earnings	$(1,846)	$8,216	$11,769	$22,210

Net (Loss) Earnings Per Share (basic)	(0.05)	$0.22	$0.30	$0.59

(Loss) Return on Average Assets	(0.17%)	0.79%	0.37%	0.74%

(Loss) Return on Average Equity	(2.70%)	13.83%	5.86%	12.64%

Dividends to Net Earnings	N/A	14.22%	30.62%	15.92%

	At September 30, 2004	At September 30, 2003

Stockholders’ equity to total assets	6.19%	5.80%

Results of Operations

                Gold Bank – Kansas was merged with Gold Bank – Oklahoma on April 2, 2004 and was subsequently merged with Gold Bank – Florida on September 1, 2004. Certain references are made in the following discussion to activities of the various subsidiaries in previous periods. The activities of these subsidiaries have been combined at September 30, 2004 and collectively referred to as the bank.

                Balance and percentage differences presented herein are based upon actual balances and may yield a different result when using rounded balances as presented.

Net Interest Income

                Total interest income for the three months ended September 30, 2004 was $52.5 million compared to $53.6 million for the three months ended September 30, 2003 or a decrease of $1.1 million. This decrease primarily resulted from a $1.6 million decrease in loan interest. Average loans remained constant at $2.9 billion for the three months ended September 30, 2004 and $2.9 billion for the three months ended September 30, 2003. Total interest income for the nine months ended September 30, 2004 was $156.1 million compared to $159.8 million for the nine months ended September 30, 2003 or a decrease of $3.7 million. This decrease resulted from a $3.9 million decrease in loan interest, a $102,000 decrease in investment security interest, and a $89,000 increase in other interest. For the three months ended September 30, 2004, our average rate on a tax equivalent basis for earning assets was 5.37%, a decrease from 5.51% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, our average rate on a tax equivalent basis for earning assets was 5.28%, a decrease from 5.72% for the nine months ended September 30, 2003. The decrease in the average rate on earning assets primarily results from the decrease in the prime rate that we charge to borrowers, as well as a decrease in the average yield on our investment securities portfolio.

                Average earning assets were $3.9 billion for the three months ended September 30, 2004 which was constant to the $3.9 billion for the three months ended September 30, 2003. Average earning assets were $4.0 billion for the nine months ended September 30, 2004 compared with $3.8 billion for the nine months ended September 30, 2003. The increase in average earning assets is attributable to our increase in loans of $60.0 million and our increase in investments of $160.0 million.

                Total interest expense for the three months ended September 30, 2004 was $21.5 million; a $1.1 million, or 4.9%, decrease over the three months ended September 30, 2003. The decrease was primarily due to a $130,000 decrease in interest on deposits and a $976,000 decrease in interest on borrowings. Total interest expense for the nine months ended September 30, 2004 was $64.9 million; a $5.1 million, or 7.2%, decrease over the nine months ended September 30, 2003. The decrease was primarily due to a $2.2 million decrease in interest on deposits and a $2.9 million decrease in interest on borrowings. For the three months ended September 30, 2004, our average cost of funds was 2.42%, a decrease from 2.51% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, our average cost of funds was 2.39%, a decrease from 2.69% for the nine months ended September 30, 2003. The decrease in the average cost of funds primarily relates to the reduced rates paid on deposits, as well as the decrease in interest expense associated with our FHLB borrowings due to the interest rate swap agreements.

                Net interest income was $31.0 million for the three months ended September 30, 2004, compared to $31.0 million for the same period in 2003. Net interest income was $91.2 million for the nine months ended September 30, 2004, compared to $89.9 million for the same period in 2003; an increase of 1.5%. Our net interest margin decreased from 3.20% for the three months ended September 30, 2003 to 3.19% for the three months ended September 30, 2004 on a tax equivalent basis. Net interest margin decreased from 3.24% for the nine months ended September 30, 2003 to 3.10% for the nine months ended September 30, 2004 on a tax equivalent basis. The increase in net interest income and the decrease in net interest margin was primarily the result of an increase in the average balance of loans during the periods and a decrease in the average rate on loans receivable. For the three months ended September 30, 2004 compared to the three months ended September 30, 2003, average interest bearing liabilities decreased $29.9 million compared to an increase of $46.7 million in average interest earning assets. For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, average interest bearing liabilities increased $140.0 million compared to an increase of $224.7 million in average interest earning assets. The difference between the increase in average interest bearing liabilities and the increase in average interest earning assets is primarily due to an increase in loans and investment securities partially offset by an increase in time deposits.

Provision/Allowance for Loan Losses

                The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 68% and 69% of our total assets as of September 30, 2004 and 2003, respectively. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things.

                The allowance for loan losses totaled $33.8 million and $34.0 million at September 30, 2004 and December 31, 2003, respectively, and represented 1.16% and 1.13% of total loans at each date. The provision for loan losses for the three months ended September 30, 2004 was $459,000 compared to $3.0 million for the three months ended September 30, 2003. The provision for loan losses for the nine months ended September 30, 2004 was $4.8 million compared to $9.6 million for the nine months ended September 30, 2003. The decrease in the provision for loan losses for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was the result of a slower rate of increase in our loan portfolio during 2004, an improvement in the credit quality of our loan portfolio and the sale of the rural Kansas and Oklahoma branches which included $216.6 million in loans. Net charge-offs for the three months ended September 30, 2004 were $781,000 compared to $2.0 million for the three months ended September 30, 2003. Net charge-offs for the nine months ended September 30, 2004 were $3.1 million compared to $8.6 million for the nine months ended September 30, 2003.

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

                The allowance allocation percentages assigned to each credit grade have been developed based on an analysis of historical loss rates at our individual banks, adjusted for certain qualitative factors and management’s experience. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general allowance serves to compensate for additional areas of uncertainty and considers industry comparable reserve ratios.

                The methodology used in the periodic review of allowance adequacy, which is performed at least quarterly, is designed to be responsive to changes in actual credit losses. The changes are reflected in the general allowance and in specific allowances as the collectability of larger classified loans is continuously recalculated with new information.

                We actively monitor our past due and non-performing loans in an attempt to minimize credit losses and monitor asset quality to maintain an adequate loan loss allowance. Although management believes our allowance for loan losses is adequate for the bank, the allowance may not prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, and significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of our net earnings and stockholders’ equity.

                We consider non-performing assets to include all non-accrual loans, other loans past due 90 days or more as to principal and interest and still accruing, other real estate owned and repossessed assets. Total non-performing loans were $22.0 million and $32.4 million at September 30, 2004 and December 31, 2003, respectively. The $10.4 million decrease in non-performing loans can generally be attributed to the net effect of one $8.3 million loan which was returned to performing status in the first quarter of 2004. This was partially offset by another loan totaling $2.0 million being added to non-performing status in the second quarter of 2004. During the third quarter non-performing loans were further reduced by approximately $7.4 million as three loans were foreclosed. Total non-performing loans were 0.75% and 1.07% of gross loans at September 30, 2004 and December 31, 2003, respectively. Total non-performing assets were $33.4 million and $39.0 million at September 30, 2004 and December 31, 2003, respectively. The decrease in non-performing assets of $5.6 million can be generally attributed to the above mentioned loan activity. Total non-performing assets were 0.78% and 0.91% of total assets at September 30, 2004 and December 31, 2003, respectively.

Other Income

                For the three months ended September 30, 2004, other income was ($4.5) million compared to $10.8 million for the three months ended September 30, 2003, a decrease of $15.3 million. The net decrease resulted primarily from losses on securities of $11.0 million compared to a $199,000 gain in the same quarter of 2003. The losses in the third quarter of 2004 were caused by the call and impairment of three high-yield tax-exempt bonds. The call of these bonds and the loss of the high-yield tax free income will also negatively impact earning in the coming periods. There was also a decrease in service fees of $989,000 due primarily to the sale of branches, a decrease in investment trading fees and commissions of $411,000 attributable to unfavorable market conditions, a decrease in net gains on sale of mortgage loans of $455,000 due to a decline in the refinancing market, and a decrease in bank owned life insurance of $75,000. The third quarter of 2003 also included a gain on sale of branch facilities of $1.8 million with no gains from this source in the third quarter of 2004.

                For the nine months ended September 30, 2004, other income was $33.7 million compared to $30.0 million for the nine months ended September 30, 2003, an increase of $3.6 million, or 12.1%. The net increase resulted primarily from gains on the sale of branch facilities of $20.6 million compared to $3.0 million in the same period of 2003. Approximately $1.2 million of the increase in other income was attributed to the sale of the bank’s credit card portfolio. A decrease in service fees of $1.1 million due primarily to the sale of branches, a decrease in investment trading fees and commissions of $1.7 million attributable to unfavorable market conditions , a decrease in net gains on sale of mortgage loans of $1.2 million due to a decline in the refinancing market. There was also an increase in other income of $969,000 due primarily to an increase in trust fee income.

Other Expense

                For the three months ended September 30, 2004, other expense was $28.9 million compared to $25.1 million for the same period of 2003. Salaries and employee benefits increased from $14.0 million in the third quarter of 2003 to $14.5 million in the third quarter of 2004, or an increase of $512,000. This increase was principally the result of compensation expense related to restricted stock awards to management of $738,000 and compensation expense related to the Company’s ESOP plan of $1.0 million. These increases were partially offset by salary reductions resulting from the sale of branch locations and the associated staffing. Net occupancy expense declined from $2.0 million for the quarter ended September 30, 2003 to $1.8 million for the quarter ended September 30, 2004. Depreciation expense decreased from $1.7 million to $1.6 million from the quarter period ended September 30, 2003 to September 30, 2004, respectively. Core deposit intangible amortization expense was $188,000 during the second quarter of 2003 and 2004. We recorded a $1.8 million reduction in expense resulting from the recovery of funds from the misapplication of bank funds in the three months ended September 30, 2003 related to the actions of Michael Gullion, our former Chief Executive Officer. During the third quarter, we increased the reserve for the settlement of the Qui Tam litigation by $2.5 million primarily due to the position of our insurance carrier that our insurance policy does not cover our loss in this matter and our agreement to pay $500,000 of the relator’s legal expenses. The remaining expenses classified as other expense decreased from $9.0 million to $8.3 million. The Company also had acquisition expense of $195,000 during the third quarter of 2004 associated with the proposed merger of the Company with Silver Acquisition. During the third quarter of 2003, the Company recorded charges of $500,000 related to the writedown of a merchant bank investment and $845,000 related to the impairment valuation CompuNet.

                For the nine months ended September 30, 2004, other expense was $99.8 million compared to $77.5 million for the same period of 2003. Salaries and employee benefits increased from $41.9 million in the first nine months of 2003 to $45.3 million in the first nine months of 2004, or an increase of $3.4 million. This increase was the result of compensation expense related to restricted stock awards to management of $2.8 million and compensation expense related to the Company’s ESOP plan of $2.2 million. These increases were partially offset by salary reductions resulting from the sale of branch locations and the associated staffing. Net occupancy expense declined from $5.7 million for the nine months ended September 30, 2003 to $5.3 million for the nine months ended September 30, 2004. This reduction was primarily the result of the sale of branch locations. Depreciation expense decreased from $5.1 million to $4.7 million for the nine months ended September 30, 2003 to September 30, 2004, respectively. Core deposit intangible amortization expense was $563,000 during the first nine months of 2003 and 2004. We recorded in the nine months ended September 30, 2003 a $668,000 reduction in expense from the recovery of funds resulting from misapplication of bank funds related to the actions of Michael Gullion, our former Chief Executive Officer. During the second quarter of 2004, the Company established a liability for the settlement of the Qui Tam litigation. This liability was recorded with a charge to expense of $14.0 million and was subsequently increased by $2.5 million in the third quarter of 2004 for a total expense of $16.5 million. The increase in this liability was primarily due to the position of our insurance carrier that our insurance policy does not cover our loss in this matter and our agreement to pay $500,000 of the relator’s legal expenses. The remaining expenses classified as other expense increased from $24.9 million to $27.4 million or $2.5 million. The largest component of this increase was the write-off of the unamortized debt issuance costs of $2.0 million which were written off when the Company refinanced two of its three Trust Preferred obligations in the first quarter of 2004. The Company also had acquisition expense of $1.2 million during the first nine months of 2004 associated with the proposed sale of the Company.

Income Tax Expense

                Our historical effective tax rate differs from the statutory federal rate of 35% due primarily to tax-exempt interest income on municipal bonds and our investments in bank owned life insurance. These have been offset during 2004 by non-deductible expenses relating to the settlement of the Qui Tam litigation. Income tax (benefit) expense for the three months ended September 30, 2004 and 2003 was ($1.0) million and $3.9 million, respectively. The effective tax rate for each time period was 35.2% and 28.6%, respectively. Income tax expense for the nine months ended September 30, 2004 and 2003 was $8.0 million and $9.1 million, respectively. The effective tax rate for each time period was 39.2% and 27.6%, respectively. The effective rate was significantly higher for the three and nine month periods ended September 30, 2004 as compared to prior periods due to gains from branch sales, non-deductible expenses related to the Qui Tam litigation, and the nondeductible portion of ESOP compensation expense in comparison to tax-exempt income. As discussed previously, three high-yield tax free bonds were called during the third quarter of 2003. The loss of this tax free income will result in a higher effective tax rate in the coming quarters compared to prior periods.

Financial Condition

                From December 31, 2003 to September 30, 2004, total assets remained constant at $4.3 billion. Cash and cash equivalents increased from $117.1 million to $166.7 million. Net loans decreased from $3.0 billion to $2.9 billion. Investment securities were $966.2 million at September 30, 2004, compared to $986.1 million at December 31, 2003; a decrease of $19.9 million or 2.0%. Mortgage loans held for sale increased from $5.9 million to $6.0 million. Net premises and equipment decreased from $63.1 million to $58.6 million. Cash surrender value of bank owned life insurance increased from $80.2 million to $82.1 million. Total liabilities decreased from $4.1 billion to $4.0 billion. Deposits decreased from $3.2 billion to $3.1 billion, from December 31, 2003 to September 30, 2004. Securities sold under agreements to repurchase increased from $127.8 million to $154.3 million. Total long and short-term borrowings decreased $34.7 million, or 4.6%, from December 31, 2003. Accrued interest and other liabilities increased from $26.4 million at December 31, 2003 to $52.3 million at September 30, 2004.

                During the first nine months of 2004, cash and cash equivalents increased $49.6 million or 42.3% compared to balances at December 31, 2003. Management plans to utilize these funds to repay scheduled maturities of FHLB advances and brokered deposits in the near future.

                During the first nine months of 2004, net loans decreased $96.0 million, or 3.2%, compared to balances at December 31, 2003. Mortgage loans held for sale increased $162,000 over the balance at December 31, 2003. The decrease was due to the sale of branch facilities during the first and second quarter of 2004 that resulted in loans of $216.6 million being sold with the branches. This was partially offset by increased loan balances in other locations.

                Investment securities at September 30, 2004, decreased $19.9 million compared to the balance at December 31, 2003. This decrease resulted from a decrease of $46.8 million in US agency mortgage-backed securities and an increase of $50.8 million in US agency securities. The portfolio of municipal securities declined by $20.3 million from December 31, 2003 to September 30, 2004 due mainly to the writedown of three high-yield bond issues. The total investment securities portfolio amounted to $966.2 million at September 30, 2004, and was comprised mainly of U.S. government and agencies (67.4%), mortgage-backed (20.2%), and municipal and other investment securities (12.4%). During the third quarter of 2004, certain bank investment securities were reclassified to held-to-maturity from available-for-sale securities. This action was taken to reduce our sensitivity to the interest rate environment and to prudently manage our capital and interest rate risk. The amount reclassified was $149.0 million in the third quarter of 2004. The Company had taken the same action in the second quarter of 2004 with a reclassification of $165.4 million of securities from available-for-sale to held-to-maturity.

                Bank owned life insurance at September 30, 2004, increased $1.9 million compared to the amount at December 31, 2003. The increase in the balance primarily resulted from the Company’s earnings recorded on our investment in bank owned life insurance.

                Total deposits decreased $91.0 million at September 30, 2004, compared to December 31, 2003, mainly due to the effect of the branch sales in the first and second quarter of 2004. Deposits at the branches sold were $426.4 million which were transferred with the sale transactions. Deposits increased at other locations which offset much of this decrease.

                Compared to 2003 year-end balances, borrowings at September 30, 2004, decreased $34.7 million. Our short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings remained fairly constant but increased $20.4 million during the first nine months of 2004 to a combined balance of $155.4 million at September 30, 2004. Long term borrowings, consisting of FHLB advances, decreased $29.7 million to $601.8 million outstanding at September 30, 2004. The decrease in long-term borrowings is the result of a $50.0 million decrease in leverage repurchase agreements. This was partially offset by an increase of $22.2 million in FHLB borrowings.

                During the first nine months of 2004, accrued interest and other liabilities increased from $26.4 million to $52.3 million which was primarily a result of the accrual of the liability associated with the Qui Tam lawsuit proposed settlement.

Contractual Obligations and Commercial Commitments

                The following table presents our contractual cash obligations, defined as operating lease obligations, principal and interest payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of September 30, 2004 for the periods indicated.

	Payments Due by Period
Contractual Cash Obligations	Total interest and principal	One Year and Less	One to Three Years	Four to Five Years	More than Five Years

	(dollars in thousands)

Operating leases	$26,016	$3,856	$4,492	$2,949	$14,719
FHLB advances(1)	625,553	121,936	52,341	107,847	343,429
Subordinated debt(1)	76,955	1,706	3,413	3,417	68,419
Trust preferred securities	246,550	5,961	11,997	12,001	216,591

Total contractual obligations	$975,074	$133,459	$72,243	$126,214	$643,158

                 As discussed in footnote 11 to the consolidated financial statements, the Company, on or about October 15, 2004, gave written notice of the complete redemption of our $37.55 million GBCI Capital Trust II Trust Preferred Securities. We intend to refinance such Trust Preferred Securities in the fourth quarter of 2004.

                 (1)           For floating interest rate obligations, based upon interest rate in effect on September 30, 2004.

Liquidity and Capital Resources

                Liquidity defines the ability of the corporation and the Bank to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Bank are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from the Bank’s assets. Intermediate term liquidity is provided by the Banks’ investment portfolios. The Bank has established a credit facility with the FHLB, under which it is eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowings, cash dividends and tax payments from our subsidiary Bank. Total loans decreased $96.0 million compared to December 31, 2003, while total deposits decreased $91.0 million compared to the same period. The majority of our deposits consist of time deposits which mature in less than one year. If we are unsuccessful in rolling over these deposits, then we will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

                Cash and cash equivalents and investment securities totaled $1.1 billion, or 26.6%, of total assets at September 30, 2004 compared to $1.1 billion, or 25.5%, at December 31, 2003. Cash provided by operating activities for the nine months ended September 30, 2004 was $44.6 million, consisting primarily of net earnings and proceeds from the sale of loans. Cash used in investing activities was $325.7 million, this was primarily attributable to a net increase in loans of $136.4 million, the net decrease, excluding transfers and other non cash transactions, in available for sale securities of $25.1 million, the net decrease, excluding transfers and other non cash transactions, in held to maturity securities of $22.4 million and cash paid, net of cash received with branch sales of $184.7 million. Cash provided by financing activities was $330.7 million, consisting primarily of an increase in deposits of $338.1 million and was partially offset by net payments of $7.5 million for both short-term and long-term borrowings.

                We and our subsidiaries actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Banks have increased core capital through retention of earnings or capital infusions. To be “well capitalized” a company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at September 30, 2004 were 11.54%, 9.62% and 7.70%, respectively. These same ratios at December 31, 2003 were 10.78%, 8.87% and 7.01%, respectively.

                The principal source of funds at the holding company level is dividends from the Bank. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At September 30, 2004, our subsidiary bank could pay $42.0 million in dividends to us and still remain well capitalized. Management believes funds generated from the dividends from our subsidiaries and our existing lines of credit will be sufficient to meet our current cash requirements. However, if we continue at our current rate of internal growth, we will need to raise additional equity to remain “well capitalized”.

Credit Facilities

                Our subsidiary bank has an agreement with the Federal Home Loan Bank system to provide funding advances. As of September 30, 2004, our subsidiary bank had approximately $512.9 million of advances outstanding with the FHLB.

                Effective October 1, 2004, we closed with Bank One, N.A. on a $25 million line of credit. The Bank One Line of Credit replaced the line of credit previously provided to us by LaSalle Bank National Association. The Bank One Line of Credit expires on October 1, 2005. Advances outstanding under our new line of credit may (at our option) accrue interest at either (a) a variable rate equal to the Prime Rate of Bank One, N.A. as in effect from time to time, or (b) a fixed rate equal to LIBOR Rate plus 125 basis points for interest periods of up to 180 days as selected by us. Interest on Prime Rate advances is payable quarterly in arrears. Interest on LIBOR Rate advance is payable on the last day of the applicable interest period. Repayment of advances under our new line of credit is secured by a pledge by GBC Kansas, Inc., a wholly-owned subsidiary of ours, of 100% of the issued and outstanding capital stock of Gold Bank, a Kansas banking corporation. Proceeds of advances under the new line of credit may be used for general corporate purposes. As of September 30, 2004, we had no outstanding balance on the LaSalle Line of Credit.

                Effective October 1, 2004, the Gold Banc Corporation, Inc. Employee Stock Ownership Plan and Trust (the “ESOP”) closed with Bank One, N.A. on a $10,050,000 term loan. The Bank One ESOP Loan replaces the ESOP loan previously provided by LaSalle Bank National Association. The new ESOP loan expires on December 31, 2006. Advances outstanding under the new ESOP loan may (at the ESOP’s option) accrue interest at either (a) a variable rate equal to Bank One’s Prime Base Rate as in effect from time to time, or (b) a fixed rate equal to the LIBOR Rate plus 170 basis points for interest periods of up to 90 days as selected by the ESOP. Interest on Prime Base Rate advances is payable quarterly in arrears. Interest on LIBOR Rate advances is payable on the last day of the applicable interest period. Repayment of the new ESOP Loan is secured by: (a) the pledge by the ESOP of certain shares of our stock owned by the ESOP, and (b) the pledge by GBC Kansas, Inc., a wholly-owned subsidiary of ours, of 100% of the issued and outstanding capital stock of Gold Bank. The new ESOP Loan is also guaranteed by us and by GBC Kansas, Inc. As of September 30, 2004, the outstanding principal balance of the LaSalle ESOP Loan was $10.1 million, which was refinanced with the proceeds from the Bank One ESOP loan.

BOLI Policies

                Our Bank subsidiary has purchased bank-owned life insurance (“BOLI”) policies with death benefits payable to the Bank on the lives of certain officers. These single premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank’s aggregate investment in BOLI to 25% of the bank’s capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the Bank’s capital and surplus. All of the Banks’ BOLI investments comply with federal guidelines. In January 2003, Gold Bank-Kansas, Gold Bank-Oklahoma and Gold Bank-Florida increased their BOLI investments by $14 million, $4 million and $2 million, respectively. Since the banks have now been merged, these amounts are now held collectively by Gold Bank-Kansas. As of September 30, 2004, Gold Bank-Kansas had $82.1 million of BOLI (equal to 22.7% of its capital and surplus). The aggregate BOLI investment of the Bank is just below the maximum regulatory limit. The Bank monitors the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. We believe that these BOLI investments will not have any significant impact on the capital or liquidity of our Bank subsidiary.

Impact of Recently Issued Accounting Standards

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105), which provided recognition and disclosure guidance for entities entering loan commitments that are required to be accounted for as derivative instruments. The Company’s adoption of SAB 105 did not have a significant impact on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) issued consensus Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (Issue 03-1), which provided guidance for evaluating whether an investment is other-than-temporarily impaired. The recognition and measurement provision of Issue 03-1 were effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 with the disclosure provisions generally effective for annual financial statements for fiscal years ending after December 15, 2004. In September, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) EITF 03-1-a, which effectively delays certain recognition and measurement provisions of the Issue. The Company is currently evaluating the impact of Issue 03-1 on the consolidated financial statements and intends to comply with all provisions of Issue 03-1 as they are effective.

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

                We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover loan losses. We may have to increase the allowance in the future. Material additions to our allowance for loan losses would have a material adverse effect on our net earnings and stockholders’ equity.

Impairment of Goodwill Analysis

                As required by the provisions of SFAS 142, we completed our initial valuation analysis to determine whether the carrying amounts of our reporting units were impaired. Our initial impairment review indicated that there was no impairment of goodwill as of December 31, 2002. As required by SFAS 142, we are required to review the goodwill for impairment at least annually or more frequently based upon facts and circumstances related to a particular reporting unit.

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

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	our ability to satisfy the terms and conditions of the Written Agreement with the OSBC and FRB-KC

•	changes in interest margins on loans

•	changes in allowance for loan losses

•	changes in the interest rate environment

•	competitive pressures among financial services companies may increase significantly

•	general economic conditions, either nationally or in our markets, may be less favorable than expected

•	legislative or regulatory changes may adversely affect the business in which we and our subsidiaries are engaged

•	technological changes may be more difficult or expensive than anticipated

•	changes may occur in the securities markets

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

                We may use interest rate swaps or other derivative instruments to manage our interest rate exposure. In August 2002 we entered into three interest rate swap agreements with an aggregate notional amount of $82.5 million. The swaps effectively converted our fixed interest rate obligations under our three outstanding series of trust preferred securities to variable interest rate obligations, decreasing the asset sensitivity of our balance sheet by more closely matching our variable rate assets with variable rate liabilities. Each swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities. Under each of the swaps, we paid a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and received a fixed rate equal to the interest we are obligated to pay on the related trust preferred securities.

                The $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. The $16.3 million notional amount swap agreement was called by the counter-party and terminated on March 31, 2004. Under the swap agreements, at inception no payments were due between the parties and no gain or loss was recognized by us. There are no current plans to replace the terminated swap agreements. However, we called both the $28.7 million Trust Preferred Offering and the $16.3 million Trust Preferred Offering. These were replaced with a debenture of $16.5 million with an interest rate of 5.8% for five years and converting to LIBOR plus 2.75% thereafter, and a $30.0 million debenture with a variable rate tied to LIBOR plus 2.75% which is currently approximately 4.35%. The remaining swap agreement was also called on September 22, 2004 and will terminate on November 1, 2004. Under this swap agreement, no payments will be due between the parties and no gain or loss will be recognized by us. The Trust Preferred Offering associated with this swap of $38.8 million with an interest rate of 9.12% was called by the Company on or about October 15, 2004. In connection with this call, the Company will write off $1.3 million of unamortized debt issuance costs in the fourth quarter of 2004. The Company will replace this debt with a subordinated debenture of $37.5 million with an interest rate of 6.0% for five years and converting to variable at LIBOR plus 2.10% thereafter.

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

                The following table indicates that, at September 30, 2004, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual

200 basis point rise	$134,813,000	$7,325,000	5.75%
100 basis point rise	$130,947,000	$3,459,000	2.71%
Base Rate Scenario	$127,488,000	—	—
50 basis point decline	$123,060,000	$(4,428,000)	(3.47%)
100 basis point decline	$120,094,000	$(7,394,000)	(5.80%)

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

                There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we continually review and enhance our controls over financial reporting.

PART II   OTHER INFORMATION

ITEM 1:                         LEGAL PROCEEDINGS

                For a discussion of legal proceedings, including regulatory proceedings and formal actions taken by our banking regulators, see Note 8 “Legal Proceedings” to the consolidated financial statements contained in Part I, Item I of this report which is incorporated by reference hereunder.

ITEM 2:                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                On October 21, 2004, the Board of Directors authorized the expenditure of $12 million for the repurchase of its outstanding common stock from time to time during the next 12 months in open market purchases and private transactions, subject to market conditions and as permitted by securities laws and other legal requirements.

ITEM 3:                         DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4:                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5:                         OTHER INFORMATION

                None.

ITEM 6:                         EXHIBITS

(a)	Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit Number	Description

10.30	Loan Agreement, dated as of October 1, 2004, between Gold Banc Corporation, Inc. and Bank One, NA.

10.31	Pledge and Security Agreement, dated as of October 1, 2004, by GBC Kansas, Inc. for the benefit of Bank One, NA.

10.32	Loan Agreement, dated as of October 1, 2004, between Gold Banc Corporation, Inc. Employee Stock Ownership Plan and Trust and Bank One NA.

10.33	ESOP Pledge and Security Agreement, dated as of October 1, 2004, by Gold Banc Corporation, Inc. Employee Stock Ownership Plan for the benefit of Bank One NA.

10.34	Third Party Pledge and Security Agreement, dated as of October 1, 2004, by GBC Kansas, Inc. for the benefit of Bank One NA.

10.35	Guarantee, dated as of October 1, 2004, by and among Gold Banc Corporation, Inc., GBC Kansas, Inc., and Bank One NA.

31.1

Certification of Chief Executive Officer of Gold Banc Corporation, Inc., dated November 9, 2004, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer of Gold Banc Corporation, Inc., dated November 9, 2004, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated November 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2

Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated November 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

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

Date: November 9, 2004