Form 10-K
period 2004-12-31
GOLD BANC CORP INC
filed 2005-03-16
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Yes  [X]    No   [   ]

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
Yes  [X]    No   [   ]

     The aggregate market value of the 36,580,625 shares of common stock, par value $1.00 per share, of the registrant held by non-affiliates of the registrant as of June 30, 2004 was $566,999,688, computed based on the $15.50 closing sale price of such common stock on that date. As of March 2, 2005, the registrant had 39,656,968 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement relating to the registrant's 2004 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

PART I

Rule 12b-25 Filing

     Pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, Gold Banc Corporation, Inc. (the "Company") is today filing only those parts of this Annual Report on Form 10-K ("Form 10-K") that we are able to file without unreasonable effort or expense. Due to the extensive compliance efforts associated with Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), we are not submitting Selected Consolidated Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk, Financial Statements and Supplementary Data, or Controls and Procedures.

     On January 24, 2004, we entered into an agreement and plan of merger with Silver Acquisition Corp. ("Silver"), pursuant to which we would no longer be a publicly-held company upon consummation of the merger and would no longer be subject to Sarbanes-Oxley. We expected the merger to be consummated in the second or third quarter of 2004. Upon becoming aware in July 2004 of Silver's difficulties in obtaining regulatory approval of the merger, we accelerated our efforts to take steps needed to enable management to issue the report required by Sarbanes-Oxley. After determining that Silver would be unable to obtain regulatory approval for the merger, we terminated the merger agreement on October 11, 2004. We then further enhanced our efforts and devoted even more resources to achieving compliance with Sarbanes-Oxley. Our independent registered public accounting firm, KPMG LLP, was unable to issue its reports on the audit of the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the period ended December 31, 2004 and the audit of the Company’s internal control over financial reporting. We expect to complete our assessment and the finalization of our financial statements and are working closely with KPMG LLP in an effort to obtain the independent registered public accounting firm's reports within 15 days after the date hereof so that we can amend Form 10-K within that time period in order to include those items not submitted required by Items 6, 7, 7A, 8 and 9A of Form 10-K, and thereby deem the Form 10-K, as so amended, to have been timely filed on March 16, 2005.

ITEM 1.   BUSINESS

Significant Developments in 2004

     Challenges. 2004 was a tumultuous year for Gold Banc Corporation, Inc. We faced many challenges that diverted management's attention from our core business and adversely affected our financial performance:

  We continued to deal with the aftermath of the discovery in 2002 that our former CEO had misappropriated funds from our subsidiary bank. Throughout 2004, we continued to strengthen our internal controls, improve the internal audit function, enhance our information technology controls and security and take other actions required by our written agreement, dated August 26, 2003 (the "Written Agreement") with the Federal Reserve Bank of Kansas City (the "FRB-KC") and the Kansas Office of the State Bank Commissioner (the "OSBC").
  Our clean-up of the misappropriations included a final agreement with the Securities and Exchange Commission (the "SEC"). On March 5, 2004, we voluntarily submitted to the SEC a settlement offer to consent to the entry of an order providing that we cease and desist from committing violation of Section 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-3 thereunder. On May 4, 2004, the SEC accepted our settlement offer and issued the order. No fines or penalties were levied against us or any of our current directors, officers or employees.
  We spent extensive time and incurred significant expenses in 2004 exploring and pursuing strategic alternatives. Most of this time and expense was incurred in evaluating a proposed business combination with Silver Acquisition Corp. ("Silver"), gathering information for Silver's due diligence review, and negotiating and seeking to implement the merger agreement with Silver that was executed on February 24, 2004. Under the merger agreement, Silver would have acquired all of our outstanding common stock for $16.60 per share in cash, plus an additional $.0023 per share each day after July 23, 2004 that the closing of the merger was delayed. The merger was subject to various conditions, including regulatory approval. On October 11, 2004, we terminated the merger agreement with Silver. Our termination was based in large part upon Silver's statements that it could not obtain regulatory approval of the merger at the purchase price per share set forth in the merger agreement.

  We also recorded a $10.8 million impairment charge related to the write down on three high-yield tax-free investments. There are no such remaining high-yield tax-free investments in our portfolio.

     Unforeseen Litigation. During 2004, we had to defend unforeseen litigation, some of which we won, some of which we settled and some of which remains pending:

  On March 10, 2004, we and nine of our directors were sued in a class action case in the District Court of Johnson County, Kansas for alleged breaches of fiduciary duty and conflicts of interest related to our repurchase of 530,000 shares from our former CEO and the proposed merger with Silver. On July 7, 2004, the case was dismissed with prejudice, with no payment to the plaintiff.
  On June 14, 2004, we were notified that a qui tam lawsuit was pending against us in United States District Court in Oklahoma City, Oklahoma alleging violations of the False Claims Act relating to payments we received under the Farm Service Agency ("FSA") guaranteed loan program. On November 19, 2004, the court approved a settlement of that case in which we paid $16 million to the federal government but admitted no wrongdoing.
  On September 10, 2004, a class action case was filed against us in the District Court of Kingfisher County, Oklahoma. On September 23, 2004, a second class action case was filed against us in United States District Court for the Western District of Oklahoma. Both class actions were brought on behalf of farm borrowers under our FSA guaranteed loan program and contained various claims related to our operation of such loan program. The federal case was dismissed on January 26, 2005, but on February 2, 2005, the same plaintiffs refiled their claims in the District Court of Washita County Oklahoma. Both state cases remain pending.

     Refinancings. On the positive side, we completed several significant refinancings that repositioned our balance sheet, lowered the interest rates on our trust preferred securities and increased our borrowing capacity:

  On March 15, 2004, we issued to investors through subsidiary trusts $46.0 million of new trust preferred securities. On April 22, 2004, we used the proceeds to redeem approximately $45.0 million of our outstanding higher cost trust preferred securities.
  On October 1, 2004, we entered into a new $25 million line of credit with Bank One, N.A. This replaced a $10 million line of credit from LaSalle Bank.
  On November 10, 2004, we issued through a subsidiary trust $38.0 million of new trust preferred securities. On November 15, 2004 we used the proceeds to redeem $37.6 million of our outstanding higher cost trust preferred securities.

     Repositioning. We took definitive steps in 2004 to implement our franchise repositioning strategy by consolidating our subsidiary banks, divesting rural branches which were not located in metropolitan statistical area ("MSA") markets and focusing our capital and human resources in high growth metropolitan markets:

  On April 2, 2004, we merged our Oklahoma bank with and into our Kansas bank.
  On August 31, 2004, we merged our Florida bank with and into our Kansas bank.
  During 2004, we sold 8 rural Kansas branches and 3 rural Oklahoma branches in 3 separate transactions. We recorded gains of approximately $20.6 million from the sale of these branches.
  We disposed of CompuNet Engineering, Inc. as well as most of our merchant banking investments.
  We negotiated the sale of 5 additional Oklahoma branches in a pending sale which we announced on January 18, 2005.

     Examinations. Our business and its operations underwent intensive internal and external examination and review during 2004:

  In late 2004, federal and state bank examiners conducted a comprehensive examination of our bank. Based upon such examination, the regulators were satisfied with the condition of our bank and concluded that we were in substantial compliance with the terms of our Written Agreement.

  In 2004 and 2005, we conducted a comprehensive review of our internal control procedures as required by Section 404 of the Sarbanes-Oxley Act.

     Notwithstanding the challenges we faced in 2004, the tremendous time and effort of our management and employees during the year has made us a stronger and more focused company. Our repositioning is nearly completed. We are well prepared to execute our business that is designed to achieve our Vision and Mission which are described below.

     Bottom line, 2004 was difficult, but great progress was made repositioning our company for growth in 2005 and beyond.

Renewed, Refined and Intense Focus in 2005

     With our repositioning nearly complete and the aforementioned distractions behind us, we have a renewed, refined and intense focus on our direction for the future.

     Our Vision. We will be known as a focused and efficient financial services holding company exhibiting superior growth and a strong capital base. Gold Bank will offer business banking, personal banking and asset management through a "Super Community Business Bank," operating in select high growth markets with superior demographics.

     Our Mission and Values. We will become a "Super Community Business Bank" by creating success through the quality of our associates, the quality of the services and products they offer our customers and their businesses, and the return we will achieve for our stockholders.

     We are updating our "More Than Money" trademark with a new credo, "We Are Here for You." This credo simply states our philosophy that we are here for our customers, our associates and our stockholders.

     We will achieve our mission and demonstrate our values by:

  operating as a market driven organization sensitive to the customers and markets we serve;
  offering profitable specialized financial products and superior customer service to individuals and small and medium-sized businesses;
  providing our associates an environment of respect, paying a fair wage and providing access to a competitive array of benefits;
  holding all associates to the highest ethical and corporate governance standards;
  trusting each other to perform our duties in a professional and ethical manner;
  working together in a positive and effective manner to attain our common goals;
  making all decisions for the good of our company and its stockholders, as opposed to the benefit of a particular subsidiary, division, location or individual;
  enhancing stockholder value through share appreciation by being the bank of choice throughout the markets we serve and by striving for productivity and operating efficiency at all levels, while maintaining high standards of quality and customer service;
  allocating our capital to those products and markets which will allow us to consistently achieve superior returns while managing risks; and
  encouraging corporate and employee support for the markets we serve.

     Strategic Focused Growth. We plan to grow through de novo branching in our high-growth metropolitan markets. Organic growth in existing locations is our primary objective; however, we may consider selected acquisition of established branches or companies, especially in our primary markets. Our criteria for new branch locations are (1) high-growth metropolitan market, (2) attractive demographics, and (3) strong local management.

     Excess Regulatory Capital. As a result of the divestiture of our rural branches and the issuance of our new trust preferred securities, we are comfortably above the "well-capitalized" level for both the bank and holding company. We plan to maintain the bank's regulatory capital in excess of minimum "well-capitalized" regulatory requirements. Overall, we plan to monitor and manage our capital to maximize long-term stockholder value in the manner described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company and Subsidiaries

     Gold Banc Corporation, Inc. Our company, Gold Banc Corporation, Inc., is a Kansas corporation, a registered bank holding company under the Bank Holding Company Act and a financial holding company under the Graham-Leach-Bliley Act. We are subject to regulation by the Federal Reserve Board (the "FRB"). Our principal executive offices are located at 11301 Nall Avenue, Leawood, Kansas 66211, and our telephone number is (913) 451-8050.

     As a financial holding company, we are eligible to engage in a broad range of financial activities. "Financial activities" include not only banking and securities activities, but also investment advisory and additional activities that the FRB determines to be financial in nature or complementary to such activities.

     We own all of the outstanding stock of a commercial bank with 38 branches in 18 communities in Kansas, Missouri, Oklahoma and Florida. At the beginning of the year we operated primarily through three subsidiary banks: Gold Bank-Kansas, Gold Bank-Oklahoma and Gold Bank-Florida. As a result of mergers completed during 2004, we have consolidated our subsidiary banks into a single Kansas-chartered bank operating as "Gold Bank." In addition to our bank, we also own five non-bank financial services subsidiaries. Our financial services subsidiaries provide securities brokerage, investment management and trust services. The remaining two, our insurance agency and investment advisory services businesses, are largely inactive.

     We and Gold Bank are headquartered in Johnson County, Kansas. Johnson County is a suburban community near Kansas City, Missouri. Johnson County has a competitive banking environment. Its robust economic growth has enabled Gold Bank to rapidly grow its loans and deposits in the county. Gold Bank has eleven branches in the growing areas of Johnson County and 6 branches in the remainder of the Kansas City metropolitan area. We entered the Kansas City, Missouri market with our acquisition in 2000 of First Business Bank of Kansas City. We promptly merged that bank into Gold Bank-Kansas and then into Gold Bank.

     We entered the Tulsa, Oklahoma market in 1998 with the acquisition of Citizens Bank of Tulsa, which was subsequently merged into Gold Bank-Oklahoma and then merged into Gold Bank. The Tulsa location serves a growing area in southeastern Tulsa, a light-industrial district that is home to more than 5,000 small businesses, and is a mature residential area of Tulsa. A third branch was opened in a developing residential area of south Tulsa during the second quarter of 1999.

     We entered the Oklahoma City market and the communities in central and western Oklahoma with the acquisition of CountryBanc Holding Company in March 2000. CountryBanc's two subsidiary banks, People First and American Heritage, were merged along with Citizens Bank of Tulsa to create Gold Bank-Oklahoma. Gold Bank-Oklahoma was then merged into Gold Bank and serves selected markets in central and northeastern Oklahoma.

     We entered the Bradenton and Sarasota, Florida market on the highly popular and rapidly growing west coast of the state between Tampa Bay and Naples with the acquisition of American Bank in March 2000. The American Bank acquisition provided us with access to a diversified market that has been one of the fastest growing population areas in the United States for the past ten years. The demographics and per capita income levels are believed to be very promising for the development of our wealth and asset management services. In 2002, we opened a new branch in Tampa Bay and a new branch in downtown Sarasota. In 2002, we changed the bank's name to Gold Bank-Florida, and in 2004 it was merged into Gold Bank.

     Financial services, including traditional and on-line banking, brokerage, trust, mortgage and investment management, are offered to customers of Gold Bank, either directly through representatives located in bank offices or through telecommunication links with the non-bank offices.

Our Subsidiary Bank

     Gold Bank. Gold Bank, which we formerly referred to as Gold Bank-Kansas, is a Kansas state bank that began 2004 with 18 branches located throughout the State of Kansas as well as 5 Missouri branches in the greater Kansas City area. During 2004, we merged our wholly-owned subsidiaries Gold Bank-Oklahoma and Gold Bank-Florida into Gold Bank-Kansas. The resulting entity we now refer to solely as Gold Bank. As a result of the mergers of the bank charters, Gold Bank currently has 13 branches located in the State of Kansas, 6 Missouri branches in the greater Kansas City area, 8 branches in Oklahoma, and 11 branches in the Tampa Bay, Sarasota and Bradenton, and Port Charlotte areas of Florida.

     Gold Bank is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, safe deposit boxes and a wide range of lending services, including: credit card accounts, commercial and industrial loans, single payment personal loans, installment loans , construction and development loans and commercial and residential real estate loans. The Bank's loan portfolio consists primarily of commercial and industrial and commercial real estate loans.

Our Active Financial Services Subsidiaries

     Gold Financial Services, Inc. Gold Financial Services is a wholly-owned subsidiary of Gold Banc Corporation and serves as an intermediate holding company for our financial services subsidiaries engaged in insurance, trust, brokerage, investment advisory services and merchant banking.

     Gold Capital Management, Inc. Gold Capital Management is registered with the SEC as a securities broker-dealer and investment advisor, and is a member of the National Association of Securities Dealers (NASD). It is also licensed in Florida, Kansas, Misouri and Oklahoma as an insurance agency. Gold Capital Management's customers consist mostly of financial institutions located throughout the Midwest. Gold Capital Management manages a wide variety of fixed income portfolios for clients that currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa. Gold Capital Management also provides services to trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high net worth individuals. Gold Capital Management is headquartered in Overland Park, Kansas, and is a wholly-owned subsidiary of Gold Financial Services.

     Gold Trust Company. Gold Trust Company is a Missouri non-depository trust company that is headquartered in St. Joseph, Missouri. Gold Trust Company provides trust services at Gold Bank branch locations in Missouri, Kansas and Oklahoma. As of December 31, 2004, Gold Trust Company had approximately $825 million in discretionary trust assets under management and approximately $424 million in non-discretionary trust assets under administration. Gold Trust Company is a wholly-owned subsidiary of Gold Financial Services.

Dispositions and Consolidations During 2004 and Early 2005

     Pursuant to our strategy to increase our presence in higher growth metropolitan areas, we have sold most of our rural branches and redeployed our capital to acquire deposits in metropolitan areas. We believe that the transactions described below will have a positive impact on our business, capital and liquidity.

     Sale of Seven Gold Bank-Kansas branches. On September 16, 2003, we announced that we had entered into an agreement for the sale of 7 Gold Bank-Kansas branches. An employee-investor group led by the regional Gold Bank-Kansas president in Marysville, Kansas, agreed to purchase the Gold Bank-Kansas branches. The sale of the Gold Bank-Kansas branches closed on February 13, 2004. As of the date of closing, the deposits and loans of the 7 Gold Bank-Kansas branches were approximately $333.4 million and $194.8 million, respectively. In addition, goodwill of $0.6 million was allocated to these branches. In connection with the sale of these branches, we recorded a gain of approximately $16.2 million.

     Sale of Elkhart branch. On August 28, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its branch location in Elkhart, Kansas to ColoEast Bankshares. The sale of this Gold Bank-Oklahoma branch closed on February 5, 2004. As of the date of closing, the deposits and loans of this Gold Bank-Oklahoma branch were approximately $30.0 million and $3.2 million, respectively. In connection with the sale of this branch, we recorded a gain of approximately $0.9 million.

     Sale of CompuNet Engineering On January 15, 2004, we entered into a letter of understanding for the sale of our wholly-owned subsidiary, CompuNet Engineering, which provided information technology, e-commerce services and networking solutions for banks and other businesses, including the design, implementation and administration of local and wide area networks. This sale was made to Computer Source, Inc. and closed on February 4, 2004. In connection with the expected sale of our interest in CompuNet Engineering, we recorded a loss of approximately $4.1 million in 2003. The financial after-tax impact of CompuNet operations in 2004 until the sale resulted in an additional loss of discontinued operations of $0.6 million.

     Merger of Gold Bank-Kansas and Gold Bank-Oklahoma. On August 11, 2003, Gold Bank-Kansas filed an application with the Federal Reserve Bank of Kansas City (the "FRB-KC") and the Office of the Kansas OSBC to merge Gold Bank-Oklahoma and Gold Bank-Kansas with Gold Bank-Kansas being the surviving entity. In October 2003, Gold Bank-Kansas received approval of its application and the merger was consummated on April 2, 2004.

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

     Merger of Gold Bank-Kansas and Gold Bank-Florida. On March 31, 2004, Gold Bank-Kansas filed an application with the FRB-KC and the OSBC to merge Gold Bank-Florida and Gold Bank-Kansas with Gold Bank-Kansas being the surviving entity. In May 2004, Gold Bank-Kansas received approval of its application, and the merger was consummated on August 31, 2004.

     Sale of Five Gold Bank branches. On January 12, 2005, Gold Bank entered into an agreement for the sale of 5 branch locations in Oklahoma. The deposits and loans of these Gold Bank branches were approximately $350.2 million and $383.3 million, respectively, as of December 31, 2004. Pending regulatory approval, the sale of these branches is expected to close in the second quarter of 2005 with an expected approximate gain of $33 million.

Community Banking Style

     We serve the needs and cater to the economic strengths of the metropolitan areas where the offices of our bank and other subsidiaries are located. We strive to provide a high level of personal and professional customer service focusing on business and personal banking and asset and wealth management in a community bank setting. Associate participation in community affairs is encouraged in order to build long-term banking relationships with established businesses and individual customers in our market areas.

     We have applied our community banking style to the affluent communities in the rapidly developing Johnson County suburbs southwest of Kansas City, in affluent areas of Kansas City and Independence, Missouri, in the high-growth market areas of Tampa Bay, Sarasota and Bradenton, Florida and in the growing Tulsa, Oklahoma market area. We believe there are great opportunities in these markets for us to attract and retain as loan customers those owner-operated businesses that require flexibility and responsiveness in lending decisions and that desire a personal banking relationship. We believe that we have been able to meet these customers' expectations without compromising credit standards. The success of this strategy is reflected in our growth in the suburban communities of Leawood, Shawnee, Olathe and Overland Park, Kansas, the urban communities of Kansas City and Independence, Missouri and in markets such as Tampa Bay, Sarasota and Bradenton, Florida and Tulsa, Oklahoma.

Operating Strategy

     Our operating strategy is focused on business banking, personal banking and asset and wealth management. This operating strategy is to provide a focused range of financial products and services to small and medium-sized businesses and consumers in each of our markets. We emphasize personal relationships with customers, involvement in local community activities and responsive lending decisions. We strive to maintain responsive community branches with local decision makers, allowing senior management at each banking location, within certain limitations, to make their own credit and pricing decisions allowing us to retain a local identity in each of our market areas.

     Our goals include long-term customer relationships and a high quality of service and responsiveness to specific customer needs. The principal elements of our operating strategy are:

  Emphasize Personalized Customer Service. We believe that in most of our market areas customer loyalty and service are the most important competitive factors. Our primary goal is to provide exceptional customer service. Gold Bank's management and associates participate actively in a wide variety of community activities and organizations in order to develop and maintain customer relationships. Gold Bank seeks to retain and recruit the best available banking talent to deliver the quality of personal banking services required to meet customer expectations and to permit us to meet our goals for long-term profitable growth.
  Capitalize on Changing Market Conditions. Our management continually monitors economic developments in our market areas in order to tailor our operations to the evolving strengths and needs of the local communities. For example, we have opened service locations in the high-growth sections of the Kansas City area to fill the niche of a community bank with extensive products and services. Our market area in Florida is a strong market for business banking, personal banking and asset and wealth management services. To further serve this area, we have opened new branches in Tampa and Sarasota.

  Centralize and Streamline Operations to Achieve Economies of Scale. In order to minimize duplication of functions, we have centralized certain management and administrative functions, including data processing, human resources, internal audit, loan administration and regulatory compliance. This includes the ongoing centralization of operations at the services center in Overland Park, Kansas. In 2004, we completed a company-wide conversion to common platforms for loans and deposits for all locations pending the sale of 5 Oklahoma branches. Such centralization is designed to reduce operating expenses, enhance standardization and controls and enable our bank personnel to become even more focused on customer service. The merger of Gold Bank-Oklahoma and Gold Bank-Florida into Gold Bank-Kansas will allow us to achieve additional standardization of processes and economies of scale.

Acquisition/Growth Strategy

     Regional bank acquisitions of community banks in the Midwest and Florida have created what our management perceives to be a shortage of "super community business banks." Management believes that it has been the practice of regional banking institutions to convert the banks they acquire into branches of the acquiring institution without the retention of local decision making. Management believes this practice detracts from the delivery of quality personalized services to the existing customer base of those branches. Management believes our branching activities are distinguished from those of other regional banking institutions by the high degree of autonomy given each branch location.

     This expansion activity has allowed us to grow and diversify our loan portfolio. Furthermore, we believe additional opportunities exist in our metropolitan markets due to heavy residential and small business development. The loan demand in the suburban Johnson County, Kansas communities, as well as Tampa Bay, Bradenton and Sarasota, Florida, is generally greater in contrast to national averages. We intend to continue to pursue opportunities in these metropolitan markets.

Lending Activities

     General. In each market area we serve, we strive to provide a full range of financial products and services to small and medium-sized businesses and consumers. We target owner-operated businesses. Our bank has an established loan committee for each lending region which has authority to approve credits within established guidelines. Concentrations in excess of those guidelines must be approved by a corporate loan committee comprised of the Chief Executive Officer, the Chief Credit Officer, the Director of Commercial Lending and senior lending officers of the various states. When lending to an entity, we generally obtain a guaranty from the principals of such entity. The loan mix within the bank is subject to the discretion of the bank's board of directors and the demands of the local marketplace.

     Real Estate Lending. Loans secured by real estate represent the largest class of our loans. On December 31, 2004, real estate and real estate construction and development loans totaled $1.3 billion and $792.1 million, respectively, or 42.03% and 25.50% of gross loans, respectively. Our large portfolio of real estate loans carries with it credit risk, which is managed through proper credit administration and underwriting. Generally, residential loans are written on a variable rate basis with adjustment periods of five years or less and amortized over terms not exceeding 30 years. We retain in our portfolio some adjustable rate mortgages having an adjustment period of five years or less. Commercial real estate loans are generally amortized over 20 years or less. We also generate long-term fixed rate residential real estate loans which we sell in the secondary market. We take a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower's ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance; although, on occasion, we will retain non-conforming residential loans to known customers at premium pricing.

     Commercial Lending. Loans in this category principally include loans to service, retail, wholesale and light manufacturing businesses including agricultural service businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. As of December 31, 2004, commercial loans represented our second largest class of loans at $908.3 million, or 29.25% of gross loans. Commercial loans can contain risk factors unique to the business of each customer. In order to mitigate these risks, we target owner-operated businesses as our customers and make lending decisions based upon a cash flow analysis of the borrower as well as value of collateral pledged to secure the loan. Working capital loans generally have a one-year renewable term and those for equipment generally have a term of seven years or less. We generally take a blanket security interest in all assets of the borrower. Equipment loans are generally limited to the lesser of the cost or appraised value of the equipment. Inventory loans generally are limited to 50% of the value of the inventory, and accounts receivable loans generally are limited to 75% of a predetermined eligible base.

     Consumer and Other Lending. Loans classified as consumer and other include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. We generally take a purchase money security interest in goods for which we provide the original financing. The terms of the loans range from one to five years depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 2004, consumer and other loans amounted to $31.8 million, or 1.02% of gross loans. We implemented a credit card program in late 1994 and targeted our Bank’s existing customer base as potential consumers. During 2004, we sold our credit card portfolio.

      Agricultural Lending. We provide short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $62.8 million as of December 31, 2004, or 2.02% of total loans. Farm product loans have generally a one-year term, and machinery and equipment and breeding livestock loans generally have five to seven-year terms. Extension of credit is based upon the ability to repay as well as the existence of federal guarantees and crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans generally are limited to 75% of the appraised value of the collateral.

Loan Origination and Processing

     Loan originations are derived from a number of sources. Loan originations result from real estate broker referrals, mortgage loan brokers, direct solicitation by our bank loan officers, present savers and borrowers, builders, attorneys, walk-in customers, and in some instances, other lenders. Residential loan applications, whether originated through our bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet Fannie Mae underwriting guidelines.

     The loan underwriting procedures followed by our bank are designed to assess both the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Our bank then obtains reports with respect to the borrower's credit record and orders and reviews an appraisal of any collateral for the loan (prepared for our bank through an independent appraiser). The loan information supplied by the borrower is independently verified.

     Loan applicants are notified promptly of the decision of our bank by telephone and letter. If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property. Interest rates on committed loans are normally locked in at the time of application or for a 30 to 45 day period.

Mortgage Banking Operations

     We are engaged through Gold Bank in the production of residential mortgage loans. We originate residential mortgage loans, which are generally sold with servicing-released. Income is generated from origination fees and the gain on sale of loans.

Brokerage Services

     We provide securities brokerage and investment management services through Gold Capital Management, a wholly-owned subsidiary, which operates as a broker dealer in securities. Gold Capital Management is registered with the SEC as a broker dealer and investment advisor and is a member of the NASD.

Trust Services

     We provide trust and investment advisory services, primarily to individuals, corporations and employee benefit plans, through Gold Trust Company, a Missouri chartered non-depository trust company and wholly-owned non-bank subsidiary.

Merchant Banking

     Although we are authorized as a financial holding company in merchant banking activities, to engage through Gold Merchant Banc, a wholly-owned non-bank subsidiary, we have ceased being active in making any new investments of this type.

Insurance Agency Services

     We provided insurance agency services through Gold Insurance Agency, a wholly-owned non-bank subsidiary. During 2001, we sold most of our agency locations and substantially reduced the activities of Gold Insurance Agency to offering life insurance and annuity products to Gold Banks' clients. This entity was inactive in 2004.

Investment Portfolio

     Our bank's investment portfolio is used to meet its liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high quality investment portfolio. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments and a modest amount of obligations of state and political subdivisions. In managing our interest rate exposure, we also invest in mortgage backed securities and collateralized mortgage obligations. Investment securities were $916.0 million, or 21.2% of total assets, on December 31, 2004. Federal funds sold and certificates of deposit are not classified as investment securities.

Deposits and Borrowings

     Deposits are the major source of our bank's funds for lending and other investment purposes. In addition to deposits, including local public fund deposits and demand deposits of commercial customers, we derive funds from loan principal repayments, maturing investments, Federal funds borrowings from commercial banks, borrowings from the FRB-KC and the Federal Home Loan Bank, and from repurchase agreements. Loan repayments and maturing investments are a relatively stable source of funds while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a long-term basis for funding specific loan transactions and for general business purposes.

     Our bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and individual retirement accounts. Deposit accounts generally earn interest at rates established by the asset liability committee with input from local management and at rates based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits.

Competition

     The deregulation of the banking industry, the widespread enactment of state laws permitting multi-bank holding companies, and the availability of nationwide interstate banking has created a highly competitive environment for financial service providers. This is particularly true for financial institutions in the suburban areas in which we operate, especially in Shawnee, Leawood, Olathe and Overland Park, Kansas, Kansas City and Independence, Missouri, Tulsa and Oklahoma City, and Tampa Bay, Bradenton and Sarasota, Florida. In these communities we compete for deposits and loans with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Some of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide at these locations. In addition, some of our non-bank competitors are not subject to the same extensive federal regulations that govern our bank.

     We believe that we have been able to compete successfully because of our emphasis on local control and the autonomy of bank management, allowing our bank to meet what is perceived to be the preference of community residents and businesses to deal with a "local" bank. Management believes that we will continue to compete successfully in these communities, but increased competition could adversely affect our earnings.

Associates

     We maintain a corporate staff of approximately 68 persons. At December 31, 2004, our bank and non-bank subsidiaries had approximately 749 associates. None of our associates or any of the associates of our bank or non-bank subsidiaries is covered by a collective bargaining agreement. We, along with our bank and our non-bank subsidiaries, believe that our associate relations are satisfactory.

Where to Find Additional Information

     Additional information about us can be found on our website at www.goldbanc.com We also provide on our website our filings with the SEC, including our annual reports, quarterly reports, and current reports along with any amendments thereto, as soon as reasonably practicable after we have electronically filed such material with the SEC.

Regulation and Supervision

     Regulations Applicable to Bank Holding Companies and Financial Holding Companies. As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the "BHC Act") and the Gramm-Leach-Bliley Act (the "GLB Act"), we are subject to the supervision and examination by the FRB. The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of Gold Bank, not our stockholders.

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
  acquiring substantially all of the assets of a bank; or
  merging or consolidating with another bank holding company.

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

  securities underwriting, dealing and market making;
  sponsoring mutual funds and investment companies;
  insurance underwriting and insurance agency activities;
  merchant banking; and
  activities that the FRB determines to be financial in nature or incidental to a financial activity, or which is complementary to a financial activity and does not pose a safety and soundness risk.

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

     If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act of less than "satisfactory", then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, until the rating is raised to at least "satisfactory."

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

The FRB's capital adequacy guidelines provide for the following types of capital:

•	Tier 1 capital, also referred to as core capital, calculated as:

	-	common stockholders' equity;

	-	plus, non-cumulative perpetual preferred stock and any related surplus;

	-	plus, minority interests in the equity accounts of consolidated subsidiaries~~.~~;

	-	less, all intangible assets (other than certain mortgage servicing assets, non-mortgage servicing assets and purchased credit card relationships);

	-	less, certain credit-enhanced interest only strips and nonfinancial equity investments required to be deducted from capital; and

	-	less, certain deferred tax assets.

•	Tier 2 capital, also referred to as supplementary capital, calculated as:

	-	allowances for loan and lease losses (limited to 1.25% of risk-weighted assets);

	-	plus, unrealized gains on certain equity securities (limited to 45% of pre-tax net unrealized gains);

	-	plus, cumulative perpetual and long-term preferred stock (original maturity of 20 years or more) and any related surplus;

	-	plus, auction rate and similar preferred stock (both cumulative and non-cumulative);

	-	plus, hybrid capital instruments(including mandatory convertible debt securities); and

	-	plus, term subordinated debt and intermediate-term preferred stock with an original weighted average maturity of five years or more (limited to 50% of Tier 1 capital).

The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

•	Total capital, calculated as:

	-	Tier 1 capital;

	-	plus, qualifying Tier 2 capital;

	-	less, investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes;

	-	less, intentional, reciprocal cross-holdings of capital securities issued by banks; and

	-	less, other deductions (such as investments in other subsidiaries and joint ventures) as determined by supervising authority.

     The FRB's capital adequacy guidelines require that a bank holding company maintain a Tier 1 leverage ratio equal to at least 4% of its average total consolidated assets, a Tier 1 risk-based capital ratio equal to 4% of its risk-weighted assets and a total risk-based capital ratio equal to 8% of its risk-weighted assets. On December 31, 2004, we were in compliance with all of the FRB's capital adequacy guidelines. Our capital ratios on December 31, 2004 are shown on the following chart.

		Tier 1 Risk-based	Total Risk-based
	Leverage Ratio	Capital Ratio	Capital Ratio
	(4% minimum	(4% minimum	(8% minimum
	requirement)	requirement)	requirement)

Company	7.75%	9.32%	11.08%

     Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), a bank holding company is permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The FRB will not approve an interstate acquisition if, as a result of the acquisition, the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

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

     Kansas Bank Holding Company Regulation. A bank holding company that owns, controls or has the power to vote 25% or more of any class of voting securities of a Kansas bank or a Kansas bank holding company must file an application with the Kansas OSBC. Kansas prohibits any bank holding company from acquiring ownership or control of any bank that has Kansas deposits if, after such acquisition, the bank holding company would hold or control more than 15% of total Kansas deposits.

     Regulations Applicable to Gold Bank. Gold Bank, a Kansas state member bank, is subject to regulation and examination by the Office of the Kansas State Bank Commissioner and the FRB. Gold Bank is also regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The FRB and the FDIC are each empowered to issue cease and desist orders against Gold Bank if they determine that activities of the bank represent unsafe and unsound banking practices or violations of law. In addition, the FRB and the FDIC have the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by these agencies is designed to protect the depositors of Gold Bank, not our stockholders.

     Bank Regulatory Capital Requirements. The FRB has adopted minimum capital requirements applicable to state member banks which are substantially similar to the capital adequacy guidelines established by the FRB for bank holding companies. Special risk-based capital requirement (including a new Tier 3 capital component) applies to certain large banks whose trading activity (on a worldwide consolidated basis) equals 10% or more of their total assets or $1 billion or more. Gold Bank is not subject to such special capital requirement.

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

     Gold Bank must be well-capitalized and well-managed for us to remain a financial holding company. The capital ratios and classifications of Gold Bank as of December 31, 2004 are shown on the following chart.

	Leverage	Tier 1 Risk-based	Total Risk-based
	Ratio	Capital Ratio	Capital Ratio
	(4% minimum	(4% minimum	(8% minimum
	requirement)	requirement)	requirement)	Classification

Gold Bank	8.14%	9.89%	10.81%	Well-Capitalized

     Deposit Insurance and Assessments. The deposits of Gold Bank are insured by the BIF administered by the FDIC, in general up to a maximum of $100,000 per insured depositor. Certain deposits of Gold Bank are insured by the Savings Association Insurance Fund (the "SAIF"). Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC's risk-based assessment system requires BIF members to pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The FDIC's assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

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

     Payment of Dividends. Gold Bank is subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. State banking laws also prohibit the declaration of a dividend out of the capital and surplus of a bank, without prior regulatory approval.

     Community Reinvestment Act. Gold Bank is subject to the Community Reinvestment Act (the "CRA") and implementing regulations thereunder. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by us and our bank subsidiary.

     Limitations on Transactions with Affiliates. We and our non-bank subsidiaries are "affiliates" within the meaning of the Federal Reserve Act. The amount of loans or extensions of credit which a bank may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and subsidiaries of a bank may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

     Other Banking Activities. The investments and activities of Gold Bank are also subject to regulation by federal banking agencies regarding: investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching, and mergers and acquisitions.

Regulations Applicable to Our Non-bank Financial Service Subsidiaries.

     General. Our non-bank financial service subsidiaries are subject to the supervision of the FRB and may be subject to the supervision of other regulatory agencies including the SEC, the NASD, state securities and insurance regulators and the Missouri Division of Finance.

     Securities Broker/Dealer and Investment Advisor. As a securities broker/dealer, a registered investment advisor and member of the NASD, Gold Capital is subject to extensive regulation under federal and state securities laws. The SEC administers the federal securities laws but has delegated to self-regulatory organizations, principally the NASD, and the national securities exchanges much of the regulation of securities broker/dealers. Securities broker/dealers and certain investment advisors are also subject to regulation by state securities commissions in the states in which they are registered.

     Securities broker/dealers and investment advisors are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers' funds and securities, recordkeeping, and the conduct of directors, officers and associates. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and associates. The principal purposes of regulation of securities broker/dealers and investment advisors is the protection of customers and the securities markets rather than the protection of stockholders of broker/dealers and investment advisors.

     Trust Company. As a Missouri non-depository trust company, Gold Trust Company is subject to regulation and supervision by the FRB and the Missouri Division of Finance. The purpose of such regulation is the protection of trust customers and beneficiaries, not the protection of stockholders of trust companies.

     Insurance Agency. As licensed insurance agencies, Gold Capital Management and Gold Insurance Agency are subject to licensing, regulation and examination by the state insurance departments of each state in which they operate. State insurance regulations protect consumers and customers, not the stockholders of insurance agencies.

Changes in Laws and Monetary Policies

     Future Legislation. Various legislation, including proposals to substantially change the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on our business, results of operations or financial condition.

     Fiscal Monetary Policies. Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are:

  conducting open market operations in United States government securities;
  changing the discount rates of borrowings of depository institutions;

  imposing or changing reserve requirements against depository institutions' deposits; and
  imposing or changing reserve requirements against certain borrowings by banks and their affiliates.

     These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on our business, results of operations and financial condition.

     The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

ITEM 2.     PROPERTIES

     Our subsidiary, Gold Bank, owns most of its banking facilities. Certain of Gold Bank's branch locations are in leased facilities. Our financial services subsidiaries have entered into short-term leases for their properties. We believe each of the facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. Our headquarters and Gold Bank's Leawood, Kansas location are contained in a 25,000 square foot building that opened in 1996, all of which we occupy.

ITEM 3.     LEGAL PROCEEDINGS

United States of America ex rel. Roger L. Ediger v. Gold Banc Corporation, Inc., Gold Bank Oklahoma and Gold Bank Kansas (United States District Court for the Western District of Oklahoma) ("Qui Tam Lawsuit")

     On June 15, 2004, we issued a press release announcing that a qui tam lawsuit was pending in the United States District Court for the Western District of Oklahoma against us, Gold Bank-Oklahoma and Gold Bank-Kansas. A qui tam lawsuit is an action brought by a private party (known as a "relator") seeking to represent the interests of the U.S. government. The suit was filed under the federal False Claims Act ("FCA"), which provides for recovery of treble damages, penalties and attorneys fees.

     In the suit, the relator alleged that we, and our subsidiary banks, Gold Bank-Oklahoma and Gold Bank-Kansas, and their predecessors, violated the FCA by submitting false certifications and claims to the Farm Service Agency ("FSA") and charging excessive interest rates and fees on agricultural loans subject to the FSA's Guaranteed Loan Program and Interest Assistance Program. The relator alleged that we knowingly charged interest rates and fees on FSA guaranteed loans in excess of the interest rates and fees we charged to our average agricultural customers, in violation of FSA regulations.

     On November 10, 2004, to avoid the litigation risk of trebled damages plus statutory penalties, we signed a settlement agreement with the United States, under the terms of which we paid $16.0 million to the United States government. On October 29, 2004, we signed a separate settlement agreement with the relator, under the terms of which we paid $0.5 million to cover the relator's legal fees and expenses.

     On November 19, 2004, the United States District Court for the Western District of Oklahoma issued its Order approving the settlement with the United States and dismissed the claims against the defendants with prejudice.

Wayne K. Janzen, Dustin E. Cole and Michael Ross, v. Gold Banc Corporation, Inc., GBC Kansas, Inc., and Gold Bank, a Kansas bank (District Court of Kingfisher County, State of Oklahoma)

     This case was filed in the District Court of Kingfisher County, Oklahoma on September 10, 2004. The plaintiffs bring the case on behalf of themselves and on behalf of the putative class of all those similarly situated. The putative class is composed of all those agricultural borrowers with loans that are or were guaranteed by the United States of America through the FSA guaranteed loan program. The plaintiffs generally allege that our subsidiary banks have engaged in a pattern of charging interest rates and fees in excess of what they charge their average agricultural customer. The petition contains six counts against us. The counts are for breach of contract, negligence in the performance of servicing the FSA guaranteed loans, unjust enrichment by realizing increased profits caused by not disclosing to borrowers that our subsidiary banks were charging excessive interest rates and fees, a claim for usury, and an injunction for preventing our subsidiary banks from continuing their alleged practice of charging excessive interest rates and fees. No specific damage amounts are specified other than more than $10,000 is sought on each count. Plaintiffs also seek punitive damages and their costs and attorneys' fees. An answer denying the allegations in the petition was filed on behalf of Gold Banc Corporation, Inc. and GBC Kansas, Inc. only.

This case was removed on October 1, 2004 to the United States District Court for the Western District of Oklahoma. Plaintiffs filed a motion to remand the case back to state court and the federal district court granted such motion.

     The plaintiffs have filed a motion for class certification. A class certification hearing is scheduled for April 13, 2005. Discovery on class certification issues has been initiated. We will object to a class certification.

      We believe we have valid defenses to plaintiffs' claims and intend to vigorously defend this lawsuit.

H.D. Young, Troy Boelte, Misti Boelte, Larry M. Boelte, Neacha Boelte, Mark Lorenzen, Denniece Lorenzen, Harold I. Mason, and Jaynee L. Mason, v. Gold Banc Corporation, Inc., Gold Bank-Oklahoma, Gold Bank-Kansas, GBC Oklahoma, Inc., GBC Kansas, Inc., and Gold Bank (United States District Court for the Western District of Oklahoma)

     On September 23, 2004, we received notice of this case, which was originally filed in the United States District Court for the Western District of Oklahoma on behalf of the plaintiffs as individuals and on behalf of persons similarly situated. The putative class was composed of all who entered into loan agreements with our subsidiary banks, which loans were in turn guaranteed by the FSA under the FSA's federally sponsored guaranteed loan program. The complaint generally alleged that our subsidiary banks charged their average farm customer a lesser interest rate than was charged to FSA guaranteed borrowers. The plaintiffs claimed that charging the higher interest rate is usurious.

     In addition to the usury cause of action, the complaint alleged that because our subsidiary banks have made no refunds to the plaintiff class, they converted said unspecified funds. Plaintiffs claimed that our subsidiary banks committed fraud by materially misrepresenting to the class that they would honestly and faithfully abide by the FSA rules and regulations although they knew they were not going to follow such rules and regulations. The complaint also alleged that (i) we owed a fiduciary duty to the class and breached such duty; (ii) our subsidiary banks failed to perform their obligations and failed to properly credit the plaintiff class with the sums of money otherwise due under the guaranteed loan program; (iii) our subsidiary banks received money from the federal government that was to be paid to the plaintiffs for the use and benefit of the class, but instead was converted by our subsidiary banks for their own use; (iv) our subsidiary banks charged a 1% origination fee on all guaranteed loans and that requiring the fee to be paid was a contract of adhesion; (v) our subsidiary banks did not charge similar fees on non-guaranteed loans and violated the applicable federal regulations; (vi) the acts of our subsidiary banks were deceitful and done with intent to defraud the class of borrowers; and (vii) because the conduct of our subsidiary banks was fraudulent, the class was entitled to a contract reformation to the extent the promissory notes and renewals of interest failed to express the true intent of the parties to follow the terms of the guaranteed loan program. The plaintiffs wanted to recover for the class all sums paid to us for usurious interest, which amount should be doubled, forgiveness of all future interest otherwise due under any note, punitive damages, and costs of the suit, including reasonable attorneys' fees. No specific amounts of monetary damages were alleged.

     An answer was filed on behalf of Gold Banc Corporation, Inc., GBC Kansas, Inc. and Gold Bank, a Kansas bank. On December 2, 2004, we filed a Motion for Judgment on the Pleadings requesting dismissal of plaintiffs' claims with prejudice and plaintiffs filed their responses to the motion. On January 26, 2005, the federal district court dismissed the plaintiffs' claims that our subsidiary banks overcharged borrowers under the FSA guaranteed loan program. The court determined that with respect to the plaintiffs' federal law claims we were entitled to judgment on the pleadings because the applicable federal statutes and regulations did not provide a private right of action for the plaintiffs. The court also entered judgment for us on the plaintiffs' usury claim. Finally, the court dismissed the plaintiffs' state law claims, without prejudice, based upon a lack of jurisdiction.

H.D. Young, Troy Boelte, Misti Boelte, Larry M. Boelte, Neacha Boelte, Mark Lorenzen, Denniece Lorenzen, Harold I. Mason, and Jaynee L. Mason, v. Gold Banc Corporation, Inc., Gold Bank-Oklahoma, Gold Bank-Kansas, GBC Oklahoma, Inc., GBC Kansas, Inc., and Gold Bank (District Court of Washita County, Oklahoma)

     On February 2, 2005, the same plaintiffs whose federal claims were dismissed re-filed their claims in the District Court for Washita County, Oklahoma, again seeking to assert claims individually and on behalf of persons similarly situated. The putative class consists of all who entered into loan agreements with our subsidiary banks, which loans were in turn guaranteed by the FSA under the FSA's federally sponsored guaranteed loan program. The petition generally alleges that our subsidiary banks charged their average farm customer a lesser interest rate than was charged to FSA guaranteed borrowers. The plaintiffs claim that charging the higher interest rate is usurious.

     In addition to the usury cause of action, the petition alleges that our subsidiary banks converted unspecified funds belonging to plaintiffs. Plaintiffs claim that our subsidiary banks committed fraud by materially misrepresenting to the class that they would honestly and faithfully abide by the FSA rules and regulations although they knew they were not going to follow such rules and regulations. The complaint also alleges that (i) our subsidiary banks charged a 1% origination fee on all guaranteed loans and that the fee was illegal and excessive; (ii) our subsidiary banks did not charge similar fees on non-guaranteed loans and violated the applicable federal regulations; (iii) plaintiffs are third-party beneficiaries of our subsidiary banks' contracts with the Farm Service Agency and that our subsidiary banks breached those contracts and harmed the plaintiffs; (iv) the acts of our subsidiary banks were deceitful and done with intent to defraud the class of borrowers; (v) our subsidiary banks received money from the federal government that was to be paid to the plaintiffs for the use and benefit of the class, but instead was converted by our subsidiary banks for their own use; (vi) because the conduct of our subsidiary banks was allegedly fraudulent, the class is entitled to a reformation of their loan contracts to conform to law and equity; and (vii) our subsidiary banks were unjustly enriched and should be required to provide restitution to plaintiffs. The plaintiffs want to recover for the class all sums paid to us for usurious interest, which amount should be doubled, forgiveness of all future interest otherwise due under any note, punitive damages, and costs of the suit, including reasonable attorneys' fees. No specific amounts of monetary damages are alleged.

     We believe we have valid defenses to plaintiffs' claims and intend to vigorously defend this lawsuit.

Written Agreement dated August 26, 2003

     As initially reported in a Form 8-K that we filed on August 27, 2003, we are party to a Written Agreement dated August 26, 2003, with the Kansas OSBC and the FRB. Our compliance committee believes that we have taken all corrective actions required by such agreement. Based upon their recent examination of our bank, the Kansas OSBC and the FRB concluded that we are in substantial compliance with the terms of the Written Agreement. Since we have been through two satisfactory regulatory examinations and taken all required corrective actions, we believe that the Kansas OSBC and FRB may soon be willing to terminate the Written Agreement. Termination of the Written Agreement would require the approval of both the FRB and the Kansas OSBC, and we do not know when or whether such regulators will agree to such a termination.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                   AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $1.00 per share, trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "GLDB."

     Information relating to market prices of common stock and cash dividends declared on our common stock is set forth in the table below.

	Market Price

			Cash
	High	Low	Dividends

2003 Quarters
First	$11.19	$7.89	$0.03
Second	10.72	7.45	0.03
Third	12.32	10.27	0.03
Fourth	14.75	12.11	0.03
2004 Quarters
First	$16.34	$13.15	$0.03
Second	16.55	15.00	0.03
Third	16.01	13.47	0.03
Fourth	15.25	13.00	0.03

     During the fourth quarter of 2004, no purchases of our common stock were made by or on behalf of us or any affiliated purchaser.

     As of March 2, 2005, there were approximately 656 holders of record of our common stock.

     The FRB and state regulators have the authority to prohibit or limit the payment of dividends to us by our banking subsidiaries. The FRB has the authority to prohibit or limit the payment of dividends by us to our stockholders.

     Under the terms of the junior subordinated indentures associated with our trust preferred securities, we are prohibited from declaring or paying a dividend to our stockholders in the event we either are in default under the terms of the indenture or have elected to defer payment of our obligations due thereunder.

     The following table presents information as of December 31, 2004 relating to our 1996 Equity Compensation Plan and the stock option plans that we succeeded to in the acquisition of American Bank, Bradenton, Florida. It includes (i) the number of securities to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of the outstanding options, and (iii) the number of securities remaining available for future issuance under the 1996 Equity Compensation Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by
security holders	895,060	$8.67	609,874

Equity compensation plans not approved
by security holders	—	—	—

Total	895,060	$8.67	609,874

     The information included in the table above includes outstanding options issued under the American Bancshares, Inc. and American Bank of Bradenton Incentive Stock Option Plan of 1996 (the "1996 Plan"), the American Bancshares, Inc. 1997 Nonqualified Share Option Plan for Non-Employee Directors (the "1997 Plan") and the American Bancshares, Inc. 1999 Stock Option and Equity Incentive Plan (the "1999 Plan") (each of which was assumed by the Company in connection with the acquisition of American Bank, Bradenton, Florida on March 20, 2000) and our 1996 Equity Compensation Plan. We have not issued any additional options under any plan other than our 1996 Equity Compensation Plan since March 20, 2000. The number and weighted-average exercise price for the outstanding options issued under the 1996 Plan, the 1997 Plan and the 1999 Plan, as adjusted as part of the acquisition of American Bancshares, is 124,520 shares with a weighted-average exercise price of $6.08. These options and corresponding exercise prices are incorporated in the table above. Excluding the options previously granted under the 1996 Plan, the 1997 Plan and the 1999 Plan, the aggregate number of securities to be issued upon the exercise of our outstanding options, warrants and rights and the weighted-average exercise price of these options, warrants and rights, under our 1996 Equity Compensation Plan, are 770,540 shares and $9.09, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                   DISCLOSURE.

Not applicable.

ITEM 9B.   OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning our directors and executive officers is incorporated herein by reference, under the captions "Election of Directors" and "Executive Officers", from our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

     The information required by this Item concerning beneficial ownership reporting compliance by us is incorporated herein by reference, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance", from our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of our officers and directors is incorporated herein by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Additional information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders, to be filed with the SEC pursuance to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Exhibits, Financial Statements and Financial Statement Schedules:

      (1)      Financial Statements:

     The following consolidated financial statements of our company and report of our company's independent auditors are filed herewith:

                 None

      (2)      Financial Statement Schedules:

     The following financial statement schedules of our company, if any, are filed herewith:

                 None

      (3)      Exhibits:

2.1	Branch Purchase and Assumption Agreement, dated September 16, 2003, by and between Gold Bank-Kansas and Leonard R. Wolfe, relating to the sale of seven branches of Gold Bank-Kansas to Mr. Wolfe (Previously filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q (File No. 28936) for the quarterly period ended December 30, 2002 and filed with the SEC on November 14, 2003 and the same is incorporated herein by reference.)

2.2	Agreement and Plan of Merger, dated February 24, 2004, by and among Gold Banc Corporation, Inc., Silver Acquisition Corp., and SAC Acquisition Corp. (Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2004 and the same is incorporated by reference herein.)

2.3	Branch Purchase and Assumption Agreement between Gold Bank and Olney Bancshares of Texas, Inc., dated January 12, 2005 (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2005 and the same is incorporated herein by reference.)

3.1	Restated Articles of Incorporation of Gold Banc Corporation, Inc. (Previously filed as Exhibit 3. (A) to our Registration Statement on Form SB-2 (File No. 333-12377) and the same is incorporated herein by reference.)

3.2	Certificate of Amendment to Restated Articles of Incorporation (Previously filed as Exhibit 3.(A) (I) to our Registration Statement on Form S-4 (File No. 333-28563) and the same is incorporated herein by reference.)

3.3	Amended and Restated Bylaws of Gold Banc Corporation, Inc. (Previously filed as Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-98579) filed with the SEC on October 7, 2002, and the same is incorporated herein by reference.)

4.1	Form of Common Stock Certificate (Previously filed as Exhibit 4 to our Registration Statement on Form SB-2 (File No. 333-12377) and the same is incorporated herein by reference.)

4.2	Rights Agreement dated October 13, 1999, between Gold Banc Corporation, Inc. and American Stock Transfer and Trust, as Rights Agent (Previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed October 15, 1999 and the same is incorporated herein by reference.)

4.3	Amendment No. 1 to Rights Agreement dated as of February 24, 2004, between Gold Banc Corporation, Inc. and American Stock Transfer and Trust, as Rights Agent (Previously filed as Exhibit 4.2.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2004 and incorporated herein by reference.)

4.4	Amended and Restated Declaration of Trust, dated March 15, 2004, between Gold Banc Corporation, Inc. and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Trust III

4.5	Guarantee Agreement, dated March 15, 2004, between Gold Banc Corporation, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Trust III

4.6	Indenture, dated March 15, 2004, between Gold Banc Corporation, Inc. and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Trust III

4.7	Amended and Restated Declaration of Trust, dated March 15, 2004, between Gold Banc Corporation, Inc. and Wilmington Trust Company, as Trustee, relating to Gold Banc Trust IV

4.8	Guarantee Agreement, dated March 15, 2004, between Gold Banc Corporation, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to Gold Banc Trust IV

4.9	Indenture, dated March 15, 2004, between Gold Banc Corporation, Inc. and Wilmington Trust Company, as Trustee, relating to Gold Banc Trust IV

4.10	Amended and Restated Declaration of Trust, dated November 10, 2004, between Gold Banc Corporation, Inc. and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Capital Trust V

4.11	Guarantee Agreement, dated November 10, 2004, between Gold Banc Corporation, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Capital Trust V

4.12	Indenture, dated November 10, 2004, between Gold Banc Corporation, Inc. and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Capital Trust V

10.1	Form of Tax Sharing Agreements between Gold Banc and Gold Banc's Subsidiaries (Previously filed as Exhibit 10. (E) to our Registration Statement on Form SB-2 (File No. No. 333-12377) and the same is incorporated herein by reference.)

*10.2	Amended and Restated Employment Agreement between Gold Banc Corporation, Inc. and Malcolm M. Aslin dated March 28, 2003 (Previously filed as Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 31, 2003 and the same is incorporated herein by reference.)

*10.3	Change in Control Agreement between Gold Banc Corporation, Inc. and Rick Tremblay, dated November 5, 2003 (Previously filed as Exhibit 10-2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003 and the same is incorporated herein by reference.)

*10.4	Employment Agreement, dated April 15, 2002, by and between Gold Bank and Jerry L. Neff

10.5	Gold Banc Corporation, Inc. 1996 Equity Compensation Plan (Previously filed as Exhibit 10. (C) to our Registration Statement on Form SB-2 and incorporated herein by reference.)

*10.6

Incentive Stock Option Plan, dated May 28, 1996, and Form of Incentive Stock Option Agreement (Previously filed as Exhibit 10.9 to the American Bancshares, Inc. Annual Report on Form 10-KSB filed on March 31, 1997, and the same is incorporated herein by reference.)

*10.7	1999 Stock Option and Equity Incentive Plan, dated March 22, 1999 (Previously filed as Exhibit A to the American Bancshares, Inc. Proxy Statement filed April 12, 1999, and the same is incorporated herein by reference).

10.8	ISDA Master Agreement (Multi-currency—Cross Border), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the Schedule to the ISDA Master Agreement (Previously filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 and the same is incorporated herein by reference.)

10.9	ISDA Credit Support Annex (Bilateral Form), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the paragraph 13 attachment thereto (Previously filed as Exhibit 10.47 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 and the same is incorporated herein by reference.)

10.10	ISDA Master Agreement (Local currency—Single Jurisdiction), dated as of November 16, 2002, between Wachovia Bank, National Association and Gold Bank-Kansas, including the Schedule to the ISDA Master Agreement.

10.11	ISDA Credit Support Annex (Bilateral Form), dated as of November 16, 2004, between Wachovia Bank, National Association and Gold Bank-Kansas, including the paragraph 13 attachment thereto.

10.12	Confirmation, dated as of December 6, 2004, from Wachovia Bank, National Association to Gold Bank- Kansas, relating to an interest rate swap transaction with a notional amount of USD 60,000,000 and a termination date of December 1, 2010.

10.13	Amended Confirmation, dated as of December 1, 2004, from Citibank, N.A. to Gold Bank-Kansas, relating to an interest rate swap transaction with a notional amount of USD 60,000,000 and a termination date of December 1, 2009.

10.14	Amended Confirmation, dated as of December 1, 2004, from Citibank, N.A. to Gold Bank-Kansas, relating to an interest rate swap transaction with a notional amount of USD 70,000,000 and a termination date of December 1, 2011.

10.15	Restricted Stock Agreement, dated February 5, 2004, by and between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.24 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.16	Restricted Stock Agreement, dated February 5, 2004, by and between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.25 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.17

Restricted Stock Unit Agreement, dated February 5, 2004, by and between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.18	Restricted Stock Unit Agreement, dated February 5, 2004, by and between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.19	Restricted Stock Agreement, dated February 5, 2004, by and between the Company and Rick Tremblay (Previously filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.20	Restricted Stock Unit Agreement, dated February 5, 2004, by and between the Company and Rick Tremblay (Previously filed as Exhibit 10.29 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.21	Gold Banc Corporation, Inc. Restricted Stock Award Agreement (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2005 and the same is incorporated herein by reference.)

10.22	Gold Banc Corporation, Inc. Restricted Stock Unit Award Agreement (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 3, 2005 and the same is incorporated herein by reference.)

10.23	Loan Agreement between Bank One, NA and Gold Banc Corporation, Inc., dated as of October 1, 2004 (Previously filed as Exhibit 10.30 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.24	Pledge and Security Agreement dated as of October 1, 2004, by GBC Kansas, Inc. for the benefit of Bank One, NA (Previously filed as Exhibit 10.31 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.25	Loan Agreement dated as of October 1, 2004 between Gold Banc Corporation, Inc. Employee Stock Ownership Plan and Trust and Bank One, NA (Previously filed as Exhibit 10.32 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.26	ESOP Pledge and Security Agreement, dated as of October 1, 2004, by Gold Banc Corporation, Inc. Employee Stock Ownership Plan and Trust for the benefit of Bank One, NA (Previously filed as Exhibit 10.33 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.27	Third Party Pledge and Security Agreement dated as of October 1, 2004, by GBC Kansas, Inc. for the benefit of Bank One, NA (Previously filed as Exhibit 10.34 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.28	Guarantee made as of October 1, 2004 by each of Gold Banc Corporation, Inc. and GBC Kansas, Inc. in favor of Bank One, NA (Previously filed as Exhibit 10.35 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.29	Agreement for Advances and Security Agreement with Blanket Floating Lien, dated December 21, 1994, by and between American Bank of Bradenton and the Federal Home Loan Bank of Atlanta

10.30	Acknowledgment and Assumption Agreement, dated as of October 27, 2004, by and between Gold Bank and the Federal Home Loan Bank of Atlanta

10.31	Settlement Agreement entered into November 10, 2004, by and among the United States of America and Gold Banc Corporation, Inc. (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 22, 2004 and the same is incorporated herein by reference.)

10.32	Settlement Agreement entered into October 29, 2004, by and among the Roger L. Ediger and Gold Banc Corporation, Inc. (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 22, 2004 and the same is incorporated herein by reference.)

10.33	Order of Dismissal by the United States District Court for the Western District of Oklahoma in the case of the United States of America ex rel., Roger L. Ediger, Plaintiff v. Gold Banc Corporation, Inc., and Gold Bank of Oklahoma (Previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 22, 2004 and the same is incorporated herein by reference.)

10.34	Cease and Desist Order by the Securities and Exchange Commission, dated May 4, 2004 (Previously filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on May 6, 2004 and the same is incorporated herein by reference).

10.35	Summary of 2004 Director and Executive Officer compensation.

10.36	Agreement for Advances, Pledge and Security Agreement, dated January 16, 1989, by and between Provident Savings and Loan Association and the Federal Home Loan Bank of Des Moines.

10.37	Advances, Pledge and Security Agreement, dated May 4, 2000, by and between Gold Bank and the Federal Home Loan Bank of Topeka.

10.38	Form of Tax Sharing Agreements between Gold Banc and Gold Banc's Subsidiaries (Previously filed as Exhibit 10. (E) to our Registration Statement on Form SB-2 (File No. No. 333-12377) and the same is incorporated herein by reference.)

21.1	List of Subsidiaries of Gold Banc Corporation, Inc. as of December 31, 2004.

99.1	Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc Corporation, Inc.

*	Management contracts or compensating plans or arrangements required to be identified by Item 15(a).

(b) Exhibits.

     See exhibits identified above under Item 15(a) 3.

(c) Financial Statement Schedules.

     See financial statement schedules identified above under Item 15(a) 2, if any.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BANC CORPORATION, INC.
(Registrant)

By: /s/ MALCOLM M. ASLIN
       Malcolm M. Aslin
       Chief Executive Officer

Dated: March 16, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT J. GOURLEY	Chairman of the Board of Directors	March 16, 2005

Robert J. Gourley

/s / MALCOLM M. ASLIN	Director and	March 16, 2005
Chief Executive Officer
Malcolm M. Aslin

/s/ RICK J. TREMBLAY	Executive Vice President and	March 16, 2005
Chief Financial Officer
Rick J. Tremblay	(Principal Accounting Officer)

/s/ D. PATRICK CURRAN	Director	March 16, 2005

D. Patrick Curran

/s/ WILLIAM R. HAGMAN, JR.	Director	March 16, 2005

William R. Hagman, Jr.

/s/ DONALD MCNEILL	Director	March 16, 2005

Donald McNeill

/s/ ALLEN D. PETERSEN	Director	March 16, 2005

Allen D. Petersen

/s/ WILLIAM RANDON	Director	March 16, 2005

William Randon

/s/ J. GARY RUSS	Director	March 16, 2005

J. Gary Russ

/s/ DANIEL P. CONNEALY	Director	March 16, 2005

Daniel P. Connealy