Form 10-K/A
period 2004-12-31
GOLD BANC CORP INC
filed 2005-03-24
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

  We continued to deal with the aftermath of the discovery in 2002 that our former CEO had misappropriated funds from our subsidiary bank. Throughout 2004, we continued to strengthen our internal controls, improve the internal audit function, enhance our information technology controls and security and take other actions required by our written agreement, dated August 26, 2003 (the "Written Agreement") with the Federal Reserve Board of Kansas City (the "FRB-KC") and the Kansas Office of the State Bank Commissioner (the "OSBC").

  Our clean-up of the misappropriations included a final agreement with the Securities and Exchange Commission (the "SEC"). On March 5, 2004, we voluntarily submitted to the SEC a settlement offer to consent to the entry of an order providing that we cease and desist from committing violation of Section 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-3 thereunder. On May 4, 2004, the SEC accepted our settlement offer and issued the order. No fines or penalties were levied against us, or any of our current directors, officers or employees.

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

  We also recorded a $10.8 million impairment charge related to the write down on three high-yield, tax-free investments. There are no such remaining high-yield, tax-free investments in our portfolio.

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

  On September 10, 2004, a class action case was filed against us in the District Court of Kingfisher County, Oklahoma. On September 23, 2004, a second class action case was filed against us in United States District Court for the Western District of Oklahoma. Both class actions were brought on behalf of farm borrowers under our FSA guaranteed loan program and contained various claims related to our operation of such loan program. The federal case was dismissed on January 26, 2005, but on February 2, 2005, the same plaintiffs refiled their claims in the District Court of Washita County, Oklahoma. Both state cases remain pending.

     Refinancings. On the positive side, we completed several significant refinancings that repositioned our balance sheet, lowered the interest rates on our trust-preferred securities and increased our borrowing capacity:

  On March 15, 2004, we issued to investors through subsidiary trusts $46.0 million of new trust-preferred securities. On April 22, 2004, we used the proceeds to redeem approximately $45.0 million of our outstanding higher cost trust-preferred securities.

  On October 1, 2004, we entered into a new $25.0 million line of credit with Bank One, N.A. This replaced a $10.0 million line of credit from LaSalle Bank.

  On November 10, 2004, we issued through a subsidiary trust $38.0 million of new trust-preferred securities. On November 15, 2004 we used the proceeds to redeem $37.6 million of our outstanding higher cost trust-preferred securities.

     Repositioning. We took definitive steps in 2004 to implement our franchise repositioning strategy by consolidating our subsidiary banks, divesting rural branches which were not located in metropolitan statistical area ("MSA") markets and focusing our capital and human resources in high-growth metropolitan markets:

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

  We negotiated the sale of 5 additional Oklahoma branches in a pending sale, which we announced on January 18, 2005.

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

     Notwithstanding the challenges we faced in 2004, the tremendous time and effort of our management and employees during the year has made us a stronger and more focused company. Our repositioning is nearly completed. We are well prepared to execute our business that is designed to achieve our Vision and Mission, which are described below.

     Bottom line, 2004 was difficult, but great progress was made repositioning our company for growth in 2005 and beyond.

Renewed, Refined and Intense Focus in 2005

     With our repositioning nearly complete and the aforementioned distractions behind us, we have a renewed, refined and intense focus on our direction for the future.

     Our Vision. We will be known as a focused and efficient financial services holding company exhibiting superior growth and a strong capital base. Gold Bank will offer Business Banking, Asset Management and Personal Banking through a "Super Community Business Bank," operating in select high-growth markets with superior demographics.

     Our Mission and Values. We will become a "Super Community Business Bank" by creating success through the quality of our associates, the quality of the services and products they offer our customers and their businesses, and the return we will achieve for our stockholders.

     We are updating our "More Than Money" trademark with a new credo, "We're Here for You." This credo simply states our philosophy that we are here for our customers, our associates and our stockholders.

      We will achieve our mission and demonstrate our values by:

  operating as a market-driven organization, sensitive to the customers and markets we serve;

  offering profitable, specialized financial products and superior customer service to individuals and small and medium-sized businesses;

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

  enhancing shareholder value through share appreciation by being the bank of choice throughout the markets we serve and by striving for productivity and operating efficiency at all levels, while maintaining high standards of quality and customer service;

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

     Excess Regulatory Capital. As a result of the divestiture of our rural branches and the issuance of our new trust-preferred securities, we are comfortably above the "well-capitalized" level for both the bank and holding company. We plan to maintain the bank's regulatory capital in excess of minimum "well-capitalized" regulatory requirements. Overall, we plan to monitor and manage our capital to maximize long-term stockholder value in the manner described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Gold Bank is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, safe deposit boxes and a wide range of lending services, including: credit card accounts, commercial and industrial loans, single payment personal loans, installment loans, construction and development loans and commercial and residential real estate loans. The Bank's loan portfolio consists primarily of commercial and industrial and commercial real estate loans.

Our Active Financial Services Subsidiaries

     Gold Financial Services, Inc. Gold Financial Services is a wholly-owned subsidiary of Gold Banc Corporation and serves as an intermediate holding company for our financial services subsidiaries engaged in insurance, trust, brokerage, investment advisory services and merchant banking.

     Gold Capital Management, Inc. Gold Capital Management is registered with the SEC as a securities broker-dealer and investment advisor, and is a member of the National Association of Securities Dealers (NASD). It is also licensed in Florida, Kansas, Misouri and Oklahoma as an insurance agency. Gold Capital Management's customers consist mostly of financial institutions located throughout the Midwest. Gold Capital Management manages a wide variety of fixed income portfolios for clients that currently include a significant number of commercial banks located primarily in Kansas, Missouri, Oklahoma, Nebraska and Iowa. Gold Capital Management also provides services to trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high-net-worth individuals. Gold Capital Management is headquartered in Overland Park, Kansas, and is a wholly-owned subsidiary of Gold Financial Services.

     Gold Trust Company. Gold Trust Company is a Missouri non-depository trust company that is headquartered in St. Joseph, Missouri. Gold Trust Company provides trust services at Gold Bank branch locations in Missouri, Kansas, Florida and Oklahoma. As of December 31, 2004, Gold Trust Company had approximately $825 million in discretionary trust assets under management and approximately $424 million in non-discretionary trust assets under administration. Gold Trust Company is a wholly-owned subsidiary of Gold Financial Services.

Dispositions and Consolidations During 2004 and Early 2005

     Pursuant to our strategy to increase our presence in higher growth metropolitan areas, we have sold most of our rural branches and redeployed our capital to acquire deposits in metropolitan areas. We believe that the transactions described below will have a positive impact on our business, capital and liquidity.

     Sale of Seven Gold Bank-Kansas branches. On September 16, 2003, we announced that we had entered into an agreement for the sale of 7 Gold Bank-Kansas branches. An employee-investor group led by the regional Gold Bank-Kansas president in Marysville, Kansas, agreed to purchase the Gold Bank-Kansas branches. The sale of the Gold Bank-Kansas branches closed on February 13, 2004. As of the date of closing, the deposits and loans of the 7 Gold Bank-Kansas branches were approximately $333.4 million and $194.8 million, respectively. Total property, plant and equipment net of accumulated depreciation was $3.8 million. In addition, goodwill of $0.6 million was allocated to these branches. Such are shown as assets and liabilities held for sale as of December 31, 2003. In connection with the sale of these branches, we recorded a gain of approximately $16.2 million.

     Sale of Elkhart branch. On August 28, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its branch location in Elkhart, Kansas to ColoEast Bankshares. The sale of this Gold Bank-Oklahoma branch closed on February 5, 2004. As of the date of closing, the deposits and loans of this Gold Bank-Oklahoma branch were approximately $30.0 million and $3.2 million, respectively. Total property, plant and equipment net of accumulated depreciation was $0.3 million. Such are shown as assets and liabilities held for sale as of December 31, 2003. In connection with the sale of this branch, we recorded a gain of approximately $0.9 million.

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

     Merger of Gold Bank-Kansas and Gold Bank-Oklahoma. On August 11, 2003, Gold Bank-Kansas filed an application with the Federal Reserve Bank of Kansas City (the "FRB-KC") and the Office of the Kansas State Bank Commissioner (the "OSBC") to merge Gold Bank-Oklahoma and Gold Bank-Kansas, with Gold Bank-Kansas being the surviving entity. In October 2003, Gold Bank-Kansas received approval of its application and the merger was consummated on April 2, 2004.

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

     Merger of Gold Bank-Kansas and Gold Bank-Florida. On March 31, 2004, Gold Bank-Kansas filed an application with the FRB-KC and the OSBC to merge Gold Bank-Florida and Gold Bank-Kansas, with Gold Bank-Kansas being the surviving entity. In May 2004, Gold Bank-Kansas received approval of its application, and the merger was consummated on August 31, 2004.

     Sale of Five Gold Bank branches. On January 12, 2005, Gold Bank entered into an agreement for the sale of 5 branch locations in Oklahoma. The deposits and loans of these Gold Bank branches were approximately $350.2 million and $383.4 million, respectively, as of December 31, 2004. The sale of these branches is expected to close in the second quarter of 2005 with an expected approximate gain of $33.0 million. Total property, plant and equipment net of accumulated depreciation was $4.1 million. Such are shown as assets and liabilities held for sale as of December 31, 2004.

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

     We have applied our community banking style to the affluent communities in the rapidly developing Johnson County suburbs southwest of Kansas City, in affluent areas of Kansas City and Independence, Missouri, in the high-growth market areas of Tampa Bay, Sarasota and Bradenton, Florida and in the growing Tulsa, Oklahoma market area. We believe there are great opportunities in these markets for us to attract and retain, as loan customers, those owner-operated businesses that require flexibility and responsiveness in lending decisions and that desire a personal banking relationship. We believe that we have been able to meet these customers' expectations without compromising credit standards. The success of this strategy is reflected in our growth in the suburban communities of Leawood, Shawnee, Olathe and Overland Park, Kansas, the urban communities of Kansas City and Independence, Missouri and in markets such as Tampa Bay, Sarasota and Bradenton, Florida and Tulsa, Oklahoma.

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

  Centralize and Streamline Operations to Achieve Economies of Scale. In order to minimize duplication of functions, we have centralized certain management and administrative functions, including data processing, human resources, internal audit, loan administration and regulatory compliance. This includes the ongoing centralization of operations at the services center in Overland Park, Kansas. In 2004, we completed a company-wide conversion to common platforms for loans and deposits for all locations pending the sale of 5 Oklahoma branches. Such centralization is designed to reduce operating expenses, enhance standardization and controls, and enable our bank personnel to become even more focused on customer service. The merger of Gold Bank-Oklahoma and Gold Bank-Florida into Gold Bank-Kansas will allow us to achieve additional standardization of processes and economies of scale.

Acquisition/Growth Strategy

     Regional bank acquisitions of community banks in the Midwest and Florida have created what our management perceives to be a shortage of "Super Community Business Banks." Management believes that it has been the practice of regional banking institutions to convert the banks they acquire into branches of the acquiring institution without the retention of local decision making. Management believes this practice detracts from the delivery of quality, personalized services to the existing customer base of those branches. Management believes our branching activities are distinguished from those of other regional banking institutions by the high degree of autonomy given each branch location.

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

     Real Estate Lending. Loans secured by real estate represent the largest class of our loans. On December 31, 2004, real estate and real estate construction and development loans totaled $1.3 billion and $792.1 million, respectively, or 42.03% and 25.50% of gross loans, respectively. Our large portfolio of real estate loans carries with it credit risk, which is managed through proper credit administration and underwriting. Generally, residential loans are written on a variable-rate basis with adjustment periods of five years or less and amortized over terms not exceeding 30 years. We retain, in our portfolio, some adjustable rate mortgages having an adjustment period of five years or less. Commercial real estate loans are generally amortized over 20 years or less. We also generate long-term, fixed-rate residential real estate loans, which we sell in the secondary market. We take a security interest in the real estate. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate and agricultural real estate loans also are supported by an analysis demonstrating the borrower's ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance; although, on occasion, we will retain non-conforming residential loans to known customers at premium pricing.

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

     Consumer and Other Lending. Loans classified as consumer and other include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. We generally take a purchase-money-security interest in goods for which we provide the original financing. The terms of the loans range from one to five years depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 2004, consumer and other loans amounted to $31.8 million, or 1.02% of gross loans. We implemented a credit card program in late 1994 and targeted our Bank’s existing customer base as potential consumers. During 2004, we sold our credit card portfolio.

      Agricultural Lending. We provide short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $62.8 million as of December 31, 2004, or 2.02% of total loans. Farm product loans have generally a one-year term, and machinery and equipment and breeding livestock loans have generally five to seven-year terms. Extension of credit is based upon the ability to repay as well as the existence of federal guarantees and crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are generally limited to 75% of the appraised value of the collateral.

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

Mortgage Banking Operations

     We are engaged through Gold Bank in the production of residential mortgage loans. We originate residential mortgage loans, which are generally sold with servicing released. Income is generated from origination fees and the gain on sale of loans.

Brokerage Services

     We provide securities brokerage and investment management services through Gold Capital Management, a wholly-owned subsidiary, which operates as a broker dealer in securities. Gold Capital Management is registered with the SEC as a broker dealer and investment advisor and is a member of the NASD.

Trust Services

     We provide trust and investment advisory services, primarily to individuals, corporations and employee benefit plans, through Gold Trust Company, a Missouri chartered non-depository trust company and wholly-owned, non-bank subsidiary.

Merchant Banking

     Although we are authorized as a financial holding company in merchant banking activities, to engage through Gold Merchant Banc, a wholly-owned, non-bank subsidiary, we have ceased being active in making any new investments of this type.

Insurance Agency Services

     We provided insurance agency services through Gold Insurance Agency, a wholly-owned, non-bank subsidiary. During 2001, we sold most of our agency locations and substantially reduced the activities of Gold Insurance Agency to offering life insurance and annuity products to Gold Banks' clients. This entity was inactive in 2004.

Investment Portfolio

     Our bank's investment portfolio is used to meet its liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high-quality investment portfolio. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments and a modest amount of obligations of state and political subdivisions. In managing our interest rate exposure, we also invest in mortgage backed securities and collateralized mortgage obligations. Investment securities were $916.0 million, or 21.2% of total assets, on December 31, 2004. Federal funds sold and certificates of deposit are not classified as investment securities.

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

     Our bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and individual retirement accounts. Deposit accounts generally earn interest at rates established by the asset liability committee with input from local management, and at rates based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits.

Competition

     The deregulation of the banking industry, the widespread enactment of state laws permitting multi-bank holding companies, and the availability of nationwide interstate banking has created a highly competitive environment for financial service providers. This is particularly true for financial institutions in the suburban areas in which we operate, especially in Shawnee, Leawood, Olathe and Overland Park, Kansas; Kansas City and Independence, Missouri; Tulsa and Oklahoma City, Oklahoma; and Tampa Bay, Bradenton and Sarasota, Florida. In these communities we compete for deposits and loans with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Some of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide at these locations. In addition, some of our non-bank competitors are not subject to the same extensive federal regulations that govern our bank.

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

Where to Find Additional Information

     Additional information about us can be found on our Web site at www.goldbanc.com We also provide on our Web site our filings with the SEC, including our annual reports, quarterly reports, and current reports along with any amendments thereto, as soon as reasonably practicable after we have electronically filed such material with the SEC.

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

The FRB's capital adequacy guidelines provide for the following types of capital:

  Tier 1 capital, also referred to as core capital, calculated as:
-	common stockholders' equity;

-	plus, non-cumulative perpetual preferred stock and any related surplus;

-	plus, minority interests in the equity accounts of consolidated subsidiaries;

-	less, all intangible assets (other than certain mortgage servicing assets, non-mortgage servicing assets and purchased credit card relationships);

-	less, certain credit-enhanced interest only strips and nonfinancial equity investments required to be deducted from capital; and

-	less, certain deferred tax assets.
  Tier 2 capital, also referred to as supplementary capital, calculated as:

-	allowances for loan and lease losses (limited to 1.25% of risk-weighted assets);

-	plus, unrealized gains on certain equity securities (limited to 45% of pre-tax net unrealized gains);

-	plus, cumulative perpetual and long-term preferred stock (original maturity of 20 years or more) and any related surplus;

-	plus, auction rate and similar preferred stock (both cumulative and non-cumulative);

-	plus, hybrid capital instruments (including mandatory convertible debt securities); and

-	plus, term subordinated-debt and intermediate-term preferred stock with an original weighted average maturity of five years or more (limited to 50% of Tier 1 capital).

      The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

  Total capital, calculated as:
-	Tier 1 capital;

-	plus, qualifying Tier 2 capital;

-	less, investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes;

-	less, intentional, reciprocal cross-holdings of capital securities issued by banks; and

-	less, other deductions (such as investments in other subsidiaries and joint ventures) as determined by supervising authority.

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

     Kansas Bank Holding Company Regulation. A bank holding company that owns, controls or has the power to vote 25% or more of any class of voting securities of a Kansas bank or a Kansas bank holding company must file an application with the Office of the Kansas State Bank Commissioner. Kansas prohibits any bank holding company from acquiring ownership or control of any bank that has Kansas deposits if, after such acquisition, the bank holding company would hold or control more than 15% of total Kansas deposits.

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

  "significantly undercapitalized" if it has a total Tier 1 leverage ratio that is less than 3%, a Tier 1 risk-based capital ratio that is less than 3% or a total risk-based capital ratio that is less than 6%; and

  "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%.

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

     Community Reinvestment Act. Gold Bank is subject to the Community Reinvestment Act (the "CRA") and implementing regulations thereunder. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by us and our bank subsidiary.

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

     Under the terms of the junior subordinated indentures associated with our trust-preferred securities, we are prohibited from declaring or paying a dividend to our stockholders in the event we either are in default under the terms of the indenture or have elected to defer payment of our obligations due thereunder.

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

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by	895,060	$8.67	609,874
security holders

Equity compensation plans not approved
by security holders	—	—	—

Total	895,060	$8.67	609,874

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

	At or for the Years Ended December 31,
	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Earnings
Net interest income	$115,394	$118,054	$99,503	$89,083	$93,456
Provision for loan losses	5,895	13,064	19,420	15,314	4,673
Non-interest income	39,319	41,558	45,487	31,674	24,452
Non-interest expense (1)	118,294	100,102	88,455	78,645	112,196
Income taxes	10,886	13,644	11,372	3,982	5,294
Net earnings (loss) from continuing
operations, net of tax	19,638	32,802	25,743	22,816	(5,253)
Net earnings (loss) from discontinued
operations, net of tax	(551)	(3,392)	474	465	135
Net earnings (loss)	19,087	29,410	26,217	23,281	(5,118)

Financial Position
Total assets	$4,330,376	$4,322,625	$3,814,276	$3,017,508	$2,719,756
Loans receivable, net	2,684,592	2,776,732	2,671,778	2,124,973	1,785,907
Allowance for loan losses	32,108	34,017	33,439	26,097	26,180
Goodwill and other intangibles, net	35,820	36,568	37,917	34,637	30,401
Investment securities	916,021	986,084	736,085	588,778	525,981
Assets held for sale	387,510	204,973	—	—	—
Deposits	2,786,774	2,817,274	2,716,556	2,163,866	2,133,877
Long-term borrowings	661,534	631,526	548,824	416,366	200,539
Subordinated debt	116,599	114,851	115,691	114,302	85,102
Liabilities held for sale	350,186	347,169	—	—	—
Stockholders' equity	270,384	249,717	227,774	164,540	169,211

Per Share Data
Net earnings (loss) per share from
continuing operations—basic and
diluted	$0.50	$0.86	$0.76	$0.66	$(0.14)
Net earnings (loss) from discontinued
operation per share—basic and
diluted	(0.01)	(0.09)	0.02	0.01	0.00
Net earnings (loss) per share—basic
and diluted	0.49	0.77	0.78	0.67	(0.14)
Book value per share	6.73	6.28	5.77	4.85	4.51
Cash dividends declared	$0.12	$0.12	$0.08	$0.08	$0.08
Average shares outstanding	38,723	37,961	33,588	34,802	37,113

Ratios
Return (loss) on average assets	0.45%	0.72%	0.77%	0.82%	(0.19)%
Return (loss) on average equity	7.13%	12.36%	14.25%	13.75%	(2.76)%
Stockholders' equity to total assets	6.24%	5.78%	5.97%	5.46%	6.23%
Dividend payout (2)	25.20%	16.05%	10.72%	12.15%	—%
Net interest margin (3)	2.94%	3.13%	3.33%	3.57%	3.96%
Allowance for loan losses to non-
performing loans	204.60%	105.08%	210.75%	113.42%	126.34%
Non-performing assets to total assets	0.45%	0.90%	0.58%	1.08%	0.90%
Non-performing loans to total loans	0.51%	1.07%	0.58%	1.06%	1.14%
Net loan charge-offs to average loans	0.19%	0.41%	0.44%	0.78%	0.24%
Efficiency ratio (4)	66.48%	59.24%	56.16%	64.84%	83.77%

Capital Ratios
Tier 1 risk-based capital ratio	9.32%	8.87%	8.61%	7.76%	8.89%
Total risk-based capital ratio	11.08%	10.78%	11.02%	11.35%	11.38%
Leverage ratio	7.75%	7.01%	6.96%	6.20%	7.13%

(1)	Includes losses and expenses resulting from misapplication of bank funds, net of recoveries, of ($1,868), $136, $1,099 and $1,252 for 2003, 2002, 2001 and 2000, respectively.
(2)	No dividend payout ratio was calculated for 2000 because of the net loss for the year.
(3)	Net interest margin is on a fully tax-equivalent basis.
(4)	Efficiency ratio is calculated as follows: Non-interest expense less qui tam settlement, discontinued operation and prepaid offering costs written off; divided by the sum of net interest income before provision for loan losses, plus non-interest fee income, less discontinued operation, gain on branch sales and bond impairment.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

     The following discussion of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to such consolidated financial statements, which are included elsewhere in this Annual Report. All comparisons and references in this Annual Report to the results of the years ended December 31, 2002 and 2001 are to the restated results. See "Item 1 — Business" and Note 2 to the consolidated financial statements contained in "Item 8 — Financial Statements and Supplementary Data" in the 2002 Annual Report.

Overview

     Repositioning Our Franchise and Refining our Focus. We are a financial services holding company that has grown from the acquisition of a single bank with $2.9 million in assets in 1978 to $4.3 billion in assets as of December 31, 2004. Throughout this period our primary focus has been on delivering business banking, personal banking and asset and wealth management services with a community banking orientation that is built upon long-term relationships with our customers. As a result of the actions described below to reposition our franchise, refine our focus and integrate our business banking services with our personal and private banking services, we can legitimately hold ourselves out as a "Super Community Business Bank" with the scale, geographic reach, expertise and service orientation needed to deliver, in a highly personalized and effective manner, all of the financial services desired by our targeted customer base. Our principal business banking customers are small and mid-sized businesses and real estate developers and investors that are typically local owner-operators. In addition, we have placed increasing emphasis on personal and private banking as well as managing the investment assets of these businesses, their owner-operators and employees, as well as other individuals with significant investable assets, that can benefit from the sophisticated expertise we provide to increase the return on those assets.

     Our customers demand, and we believe have a right to receive, exceptional and personalized service, prompt and flexible decision-making on their loan requests and responsiveness and expertise in meeting their other banking and asset management needs. This market niche has been expanded due to the consolidation of financial institutions in our markets, which has resulted in decision-making being centralized away from the local markets that the formerly locally-owned banks served. We have been able to attract and retain these types of customers by having multiple branch locations in our targeted market areas with local decision-makers who are empowered to make credit and loan pricing decisions within prescribed limits, and delivering a focused range of financial products and services with a personal touch. We encourage our associates to participate in community affairs to create a local identity and foster the development of personal relationships with our customers who also tend to be civic-minded and active in their communities.

     During the period from 2001 through 2005, we refined our strategy to reposition our franchise away from non-MSAs in order to concentrate solely on MSAs with attractive income and growth demographics. We acquired or established 11 branches in high-growth metropolitan markets during this time period. Also during this time period, we sold 22 branches in rural Kansas and Oklahoma, with 11 of those branches being sold in 2004. We also executed an agreement for the sale of 5 additional Oklahoma branches, which is expected to close in the second quarter of 2005. Upon the closing of the sale of these 5 Oklahoma branches, virtually all of our loans and deposits will be located in our MSA markets. The branch sales in 2004 and 2005 will position us to have approximately $60.0 million in equity in excess of the required amount to be well capitalized.

     This additional equity and capital strength will be used to support our organic growth as well as to open de novo branches and possibly acquire attractive branches in our key MSA growth markets which are Johnson County, Kansas, the counties of Manatee, Charlotte, Sarasota and Hillsborough in Florida and the faster growing parts of Jackson County, Missouri. Johnson County and three of these Florida counties are among the fastest growing in the U.S. We have the second largest deposit market share in Johnson County, Kansas which is the third fastest growing county in the country and represents 38% of our franchise as of December 31, 2004. Johnson County, Kansas is also the most affluent county in Kansas with an average household income of $88,369 and with more than 69% of households having an income of more than $50,000. The four county area we serve in Florida has experienced a 9.7% increase in households since 2000 and is projected to increase by 11.2% by 2009. The average household income for the four counties we serve in Florida is $61,406 which is well above the state and national average. (The source for all demographic data is Claritas, Inc.).

     Some of the non-recurring events described under "Item 1. Business" prevented management from fully implementing and realizing all the benefits of repositioning our franchise. Now that those events are substantially behind us, we have renewed, refined and intensified our focus on our core strengths–business and personal banking and asset and wealth management in high-growth metropolitan markets. We have shed the dilution in our focus by liquidating most of the investments in our merchant banking subsidiary, deactivating our insurance brokerage subsidiary and exiting the information technology and e-commerce services business through the sale of CompuNet Engineering, Inc., which previously conducted that business. We brought greater clarity to our refined focus for our customers, associates and investors by articulating our vision, mission, values and objectives, which are set forth under "Item 1. Business". Our organizational structure was also recently revamped to ensure that our most experienced and skilled associates are in the best positions to utilize their talents in achieving our growth and performance objectives. In addition, we are enhancing the strength of our team by hiring additional experienced bankers in our high-growth markets who are involved in the communities they serve, who subscribe to our credit culture and operating philosophy, and who bring banking relationships that are seasoned and well known to them.

     To ensure that our management team's incentives are properly aligned with achieving these objectives and thus the interests of our stockholders, we restructured our long-term compensation programs to award significant amounts of restricted stock, which will pay out over approximately a five-year period. In addition, by making clear to our management team and our other associates that we are focused on implementing our strategy as an independent company for the foreseeable future, there is a renewed sense of energy and commitment to building long-term stockholder value. Our associates have exhibited a remarkable sense of resiliency, loyalty and pride in our organization, which has been forged by successfully transcending the setbacks described under "Item 1. Business". The high ethical and governance standards, which have guided our collective course throughout these trying times, are codified in our Mission Statement, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines.

     Continue Building a Strong Loan Portfolio. A central element of our strategic focus on business banking is the continued development of a strong, diversified loan portfolio. We emphasize commercial and real estate lending in each of our metropolitan markets and have enjoyed strong loan demand, attractive yield opportunities and high asset quality in our lending activities. Even though we sold 11 branches in 2004 with loans of $216.6 million, our commercial loans and combined real estate and real estate construction loans as of December 31, 2004 grew by $15.0 million and $147.1 million, respectively, as compared to 2003. We also finished 2004 with significant momentum in loan growth, producing $185.3 in loan growth during the last quarter of 2004. We also have a strong pipeline for loan growth going into 2005 with budgeted growth in loans of $350.0 million.

     With the completion of the sale of the five Oklahoma branches, we will have more than $60.0 million of capital above that needed to qualify as well capitalized. We plan to use a major part of that capital to support as much loan growth as we can generate, consistent with our credit quality standards.

     Because of this loan growth, we are seeing an improvement in net interest margin. We are well positioned to benefit from the rising interest rate environment due to the sensitivity of our loan portfolio to rising rates. Over 50% of our loans re-price daily and our loans do not have floors or caps on the interest rates we charge. Based on the most likely interest rate environment we foresee, we expect our net interest margin to increase 15 to 20 basis points in 2005.

     The quality of the loans in our portfolio has also shown marked improvement. Our non-performing loans decreased by $16.7 million in 2004, and our provision for loan losses declined by 54.9% with the provision decreasing from $13.1 million in 2003 to $5.9 million in 2004.

     Increasing Retail Deposits. The 11 rural branches that were sold in 2004 had $209.8 million of core deposits in excess of outstanding loans at those branches. We nevertheless expect to grow our core deposits sufficiently to fund our loan growth in 2005 while also continuing to reduce our reliance upon brokered deposits. We reduced our brokered deposits from $602.3 million as of December 31, 2003, to $536.6 as of December 31, 2004, while increasing our Federal Home Loan Bank and other borrowings by $86.9 million of which most are short-term in nature. We will aggressively seek deposits in Johnson County, Kansas and Manatee County, Florida where we have the second and third largest market shares in deposits, respectively, as well as in our other metropolitan markets. While the funding costs for attracting these additional retail deposits may be somewhat higher than brokered deposits, we are committed to developing this source of funding to provide the liquidity needed for our robust loan growth, and allow us additional cross-selling opportunities for all our products.

     Increasing Our Efficiency. We have also taken significant steps to reduce our operating expenses and increase our efficiency in an effort to achieve our goal of having a consolidated efficiency ratio in the low 60% range by the end of 2005. To this end, we consolidated our Florida and Oklahoma banking charters into Gold Bank-Kansas, which is now known simply as Gold Bank. This consolidation has enabled us to achieve greater centralization of management and administrative functions, including data processing, human resources, internal audits, loan administration and regulatory compliance. These efforts include the ongoing centralization of operations at our services center in Overland Park, Kansas and a company-wide conversion to common information management and processing platforms for both loans and deposits. The approach we have taken to centralization is not only designed to reduce operating expenses and enhance standardization and controls, but also, and more importantly, to enable our associates to become even more focused on, and better able to provide, outstanding customer service and responsiveness.

     Increasing Emphasis on Asset Management. We have added private banking services to our traditional personal banking and asset management services and placed all of them under the leadership of Jerry Neff, Chief Personal Banking and Asset Management Officer. We are confident that his proven skills in this area will better enable us to effectively integrate and package our service offerings in a personalized manner that will be appealing to high-net worth individuals as well as businesses that need sophisticated asset management. The investment assets that we are managing for our customers grew by 17.3% last year, and we expect that growth to continue with our more customer-focused and one-stop shopping service approach.

      Investment Portfolio. We held $916.0 million in investment securities in our portfolio as of December 31, 2004. The composition of our investment portfolio as of December 31, 2004 was 62.5% U.S. Government-sponsored enterprise obligations, 3.6% state and municipal securities, 24.0% mortgage-backed securities, 0.6% trading securities and 9.3% other securities, which are primarily trust-preferred pools and individual trust-preferred securities. The average maturity of these securities is approximately 3.8 years, or 3.0 years excluding trust-preferred securities. Held-to-maturity securities total $411.8 million and available-for-sale securities total $498.8 million. We believe that the amount of securities in the held-to-maturity category provides desirable insulation to our tangible equity level in a rising interest rate environment and fits our balance sheet needs.

     We implemented a strategy in the fourth quarter of 2004 to sell $38.5 million of non-asset-backed Fannie Mae and other investments, which resulted in losses of $0.5 million. To the extent we can liquidate our investment securities without incurring a further loss, we plan to reduce our available-for-sale securities to provide funding for our anticipated significant growth in loans where we believe we can generate higher returns. We also recorded a $10.8 million impairment charge primarily related to the write down on three high-yield, tax-free investments. There are no remaining high-yield securities in our portfolio. In addition, we liquidated most of the investments in our merchant banking subsidiary and do not expect to be active in making merchant banking investments in the future.

     Enhancing Stockholder Value. We believe that the intense focus we are giving to execution of our refined strategy will produce substantial organic growth in our revenue and net income as well as our market share. Since we are comfortably above the "well-capitalized" level for both the bank and the holding company, we can use our excess capital to fund this organic growth and create de novo branches and acquire attractive branches in our metropolitan markets. We are considering increasing our share repurchase program above the $12 million previously authorized by our Board of Directors (pursuant to which we have purchased 697,114 shares totaling $10.0 million at an average cost per share of $14.38 as of March 15, 2005), particularly after we complete the sale of our Oklahoma branches. We also are considering increasing our quarterly dividends. We will continue to responsibly consider any proposals from credible bidders to acquire our franchise, but we feel that having the opportunity to execute our refined strategy and generate consistently high returns, as an independent entity for the foreseeable future, is the best way to maximize stockholder value.

Earnings Drivers

     Our net earnings depends upon the combined results of operations of Gold Bank, which conducts commercial and consumer banking business by attracting deposits from the general public and deploying those funds in earning assets, and our non-bank subsidiaries, each of which generate income from management fees and commissions.

     Gold Bank's profitability depends primarily on net interest income, which is interest income on interest-earning assets less interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities and other earning assets such as Federal Funds sold. Interest-bearing liabilities include customer deposits, time and savings deposits and other borrowings such as Federal Funds purchased, short-term borrowings and long-term debt, including junior subordinated deferrable interest debentures. Besides the balances of interest-earning assets and interest-bearing liabilities, net interest income is affected by the bank's interest rate spread. This spread is the difference between the bank's average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by changes in interest rates, deposit flows and loan demand, among other factors.

     The levels of non-interest income and non-interest expense also affect our profitability. A significant portion of our revenue is non-interest income of our bank and non-bank subsidiaries consisting of investment trading fees and commissions, service fees, gains on the sale of mortgage loans and investment securities, and other fees. Non-interest expense consists of compensation and benefits, occupancy related expenses, deposit insurance premiums, expenses of opening bank branches, acquisition-related expenses and other operating expenses. Our profitability is also affected by our effective tax rate, the Bank’s provision for loan losses, and various non-recurring items.

     Our approach to management of the spread between interest income and interest expense is described below under "Results of Operations."

Critical Accounting Policies

     Our accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of our accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in Note 1 to the consolidated financial statements included elsewhere in this Annual Report. Critical accounting policies are both important to the portrayal of our financial condition and results of operations, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Allowance for Loan Losses. Our most critical accounting policy relates to the allowance for loan losses and involves significant management valuation judgments. We perform periodic and systematic detailed reviews of the bank’s lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects our estimate of the collectability of the loan portfolio. Further discussion of the methodologies used in establishing this reserve is set forth below under "Results of Operations – Provision for Loan Losses" and "Financial Condition – Allowance for Loan Losses".

     We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover loan losses. We may have to increase or decrease the allowance in the future. Material additions to our allowance for loan losses would have a material adverse effect on our net earnings.

     We actively manage our past due and non-performing loans in an effort to minimize credit losses and monitor asset quality to maintain an adequate loan loss allowance. Although management believes our allowance for loan losses is adequate, there can be no absolute assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover loan losses or that significant increases or decreases to the allowance will not be required in the future if economic conditions should worsen or improve.

     Impairment of Goodwill Analysis. As required by the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, we review goodwill for impairment at least annually or more frequently based upon facts and circumstances related to a particular reporting unit. Based upon our most recent analysis on December 31, 2004, our goodwill related to our bank subsidiary is not impaired.

     The fair value of our non-bank financial subsidiaries (Gold Capital Management and Gold Trust Company) fluctuates significantly based upon, among other factors, the net operating income of these subsidiaries. If these subsidiaries experience a sustained deterioration in their cash flow from operations, then we may have to record goodwill impairment charges related to the goodwill for these entities.

     During 2002 and 2003, CompuNet Engineering did not earn a majority of its revenue from providing services to financial institutions. As a result, we were required under the BHC Act to divest of CompuNet. During the fourth quarter of 2003, we announced our intent to dispose of CompuNet. As a result of the expected disposition of this business, we recorded additional impairment charges of $0.8 million and $3.3 million in the third and fourth quarters of 2003, respectively, to reduce the carrying value of the net assets (including the remaining goodwill) to their fair value. We sold CompuNet on February 4, 2004. During the first quarter of 2004, we recorded a loss of $0.6 million from this discontinued operation.

     Deferred Income Taxes. FASB Statement No. 109, "Accounting for Income Taxes, " establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns related to deferred income. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences due to IRS or state agency examination or other factors could materially impact our financial position or its results of operations.

     Derivatives. We have entered into interest rate swap agreements to hedge certain variable-rate prime-based loans. We pay a variable rate of interest on the interest rate swaps tied to prime and receive a fixed rate of interest. The swaps are currently designated as cash flow hedges. The formula for computing net settlements under the swaps is the same for each net settlement, and the re-pricing dates of the swaps match those of the variable-rate loans on which the hedged transactions are based. Ineffectiveness will be recognized in earnings and mark-to-market revaluation will be recognized in the other comprehensive income segment of stockholders’ equity.

     Before undertaking the hedges, management formally documented its risk management objectives, strategy and the relationship between the interest rate swap agreements and the hedged variable-rate prime-based loans. At the inception of the hedges and on an ongoing basis, management assesses whether the hedging relationship is expected to be highly effective in offsetting interest rate risk. If it is determined that the hedges are not highly effective, changes in the fair value of the interest rate swaps will be recorded in earnings.

Results of Operations

     Overview. Our net earnings from continuing operations for the year ended December 31, 2004 totaled $19.6 million, or $0.50 per basic and diluted share. Net earnings from continuing operations for the year ended December 31, 2003 totaled $32.8 million, or $0.86 per basic and diluted share. Net earnings from continuing operations for the year ended December 31, 2002 totaled $25.7 million, or $0.76 per diluted share.

     The $13.2 million decrease in net earnings from continuing operations in 2004 was primarily the result of increased non-interest expenses of $18.2 million, which included $16.5 million for settlement of qui tam litigation and prepaid offering costs that were expensed due to refinancing of subordinated debt. In 2003 we recovered from our former CEO $1.9 million of misappropriated bank funds with no further recovery in 2004. This recovery was part of the settlement agreement with our former CEO. In addition, in 2004 there was a net decrease in non-interest income of $2.2 million which was comprised mainly of a change of $13.2 million in realized losses on investment securities offset by a change of $14.8 million in the gain on branch sales. We also had a decrease in the provision for loan losses of $7.2 million, a decrease in net interest income of $2.7 million and a decrease in income taxes of $2.8 million.

     The $7.1 million increase in net earnings from continuing operations in 2003 was the result of increased net interest income of $18.6 million, accompanied by a decrease in the provision for loan losses of $6.4 million. We also had a decrease in other income of $3.9 million, which was offset by an increase in non-interest expense of $11.6 million. Income tax expense in 2003 also increased by $2.3 million.

     During the year ended December 31, 2004, we sold eight branches in rural Kansas with aggregate deposits of $363.4 million and recorded a gain of $17.0 million on the transactions. We also sold three locations in Oklahoma with aggregate deposits of $63.0 million and recorded a gain of $3.6 million on the transactions. We further merged Gold Bank - Oklahoma and Gold Bank - Florida into Gold Bank - Kansas. We also sold our technology subsidiary, CompuNet Engineering, Inc., in a transaction that was consummated on February 4, 2004. In connection with our sale of CompuNet, we recorded a loss from this discontinued operation of $0.6 million in 2004 and $3.4 million in 2003.

      During the year ended December 31, 2003, we sold two branches in rural Kansas with aggregate deposits of $38.0 million and recorded a gain of $1.8 million on the transaction. In 2003, we also sold five locations in Oklahoma with aggregate deposits of $98.0 million and recorded a gain of $3.9 million on the transactions

      During the year ended December 31, 2002, we acquired four branch locations from a banking institution with deposits aggregating $149 million. This purchase also resulted in the recording of an intangible asset of $3.4 million for core deposit premium. We also purchased a trust company for a cash price of $1.8 million. In 2002, we sold four branches in rural Kansas locations with aggregate deposits of $66.7 million and recorded a gain of $2.4 million on the transaction.

     Net Interest Income. The following table presents our average balances, interest income and expense on a tax equivalent basis, and the related yields and rates on major categories of our interest-earning assets and interest-bearing liabilities for the periods indicated on a fully taxable equivalent basis:

	Year Ended December 31,

	2004			2003			2002

			Average			Average			Average
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

	(Dollars in thousands)
Assets:
Loans and loans held for sale, net(1)	$2,920,149	$166,098	5.69%	$2,864,052	$170,526	5.95%	$2,391,253	$160,633	6.72%
Investment securities-taxable	921,810	32,235	3.50%	783,330	30,043	3.84%	557,933	29,790	5.34%
Investment securities-
nontaxable(2)	42,511	5,440	12.80%	75,619	8,751	11.57%	68,834	8,497	12.34%
Other earning assets	99,247	2,170	2.19%	98,325	1,921	1.95%	81,337	2,275	2.80%

Total earning assets	3,983,717	205,943	5.17%	3,821,326	211,241	5.53%	3,099,357	201,195	6.49%

Noninterest-earning assets	262,154			276,313			285,228

Total assets	$4,245,871			$4,097,639			$3,384,585
Liabilities and stockholders'
equity:
Savings deposits and interest-
bearing checking	$846,004	$8,927	1.06%	$914,915	$10,187	1.11%	$809,875	$12,093	1.49%
Time deposits	1,885,656	50,117	2.66%	1,693,859	49,041	2.90%	1,408,577	52,887	3.75%
Short-term borrowings	133,179	1,484	1.11%	144,845	1,930	1.33%	133,400	2,451	1.84%
Long-term borrowings	746,977	28,214	3.78%	773,679	30,499	3.94%	561,793	30,593	5.45%

Total interest-bearing liabilities	3,611,816	88,742	2.46%	3,527,298	91,657	2.60%	2,913,645	98,024	3.36%

Non-interest-bearing liabilities	366,289			332,371			285,992
Stockholders' equity	267,766			237,970			184,948

Total liabilities and
stockholders' equity	$4,245,871			$4,097,639			$3,384,585

Net interest income(3)		$117,201			$119,584			$103,171

Net interest spread			2.71%			2.93%			3.13%

Net interest margin(4)			2.94%			3.13%			3.33%

(1)	Non-accruing loans, loans for sale and investments are included in the computation of average balance.
(2)	Yield is adjusted for the tax effect of tax exempt securities and loans. The tax effects in 2004, 2003, and 2002 were $1,807,000, $1,534,000, and $3,674,000, respectively.
(3)	We include loan fees and costs in interest income. Such fees, net of costs, totaled $1,225,000, $2,480,000, and $1,040,000, in 2004, 2003, and 2002, respectively. Fees on loans held for sale are also included.
(4)	The net interest margin on average earning assets is the net interest income divided by average interest-earning assets.

     Total Interest Income. For 2004, total interest income decreased $5.3 million, or 2.5%, on a fully taxable equivalent basis. The $5.3 million decrease was due to a 36 basis point decrease in the average rate earned on earning assets partially offset by an increase in the balance of earning assets. Interest income on loans decreased $4.4 million, or 2.6%. For 2004, the average loan balance increased $56.1 million, or 2.0%, and the yield earned on loans decreased from 5.95% in 2003 to 5.69% in 2004. Interest income on investments decreased $1.1 million, or 2.9%. For 2004, the average investment balance (taxable and non-taxable) increased $105.4 million, or 12.3%. Interest income on taxable investments was positively impacted by the increase in the average balance outstanding, but was negatively impacted by the decrease in average rates earned.

     For 2003, total interest income increased $10.0 million, or 5.0%, on a fully taxable equivalent basis. The $10.0 million increase was the result of an increase in the balance of earning assets. The increase was partially offset by a 96 basis point decrease in the average rate earned on earning assets. Interest income on loans increased $9.9 million, or 6.2%. For 2003, the average loan balance increased $472.8 million, or 19.8%, and the yield earned on loans decreased from 6.72% in 2002 to 5.95% in 2003. Interest income on investments increased $0.5 million, or 1.3%. For 2003, the average investment balance (taxable and non-taxable) increased $232.2 million, or 37.0%. Interest income on non-taxable investments was positively impacted by the increase in the average balance outstanding, but was negatively impacted by the decrease in average rates earned.

     Total Interest Expense. Total interest expense was $88.7 million for 2004 compared to $91.7 million for 2003, a 3.2% decrease. Interest expense on savings and interest-bearing checking for 2004 decreased $1.3 million, or 12.4%, as a result of a decrease in the rate to 1.06% in 2004 compared to 1.11% in 2003. The decrease was also impacted by the $68.9 million decrease in the average balance from 2003. Interest expense on time deposits increased $1.1 million, or 2.2%, in spite of a rate decrease to 2.66% compared to 2.90% for 2003, which was more than offset by an increase in the average balance of such deposits of $191.8 million, or 11.3%. Interest expense on combined short-term and long-term borrowings decreased $2.7 million, or 8.4%, primarily as a result of a decrease in the average balance of such borrowings of $38.4 million, or 4.2%, in 2004 compared to 2003. In addition, there was a decline in the rate of short-term borrowings from 1.33% in 2003 to 1.11% in 2004. Interest rates on long-term borrowings declined as well from 3.94% in 2003 to 3.78% in 2004.

      Total interest expense was $91.7 million for 2003 compared to $98.0 million for 2002, a 6.5% decrease. Interest expense on savings and interest-bearing checking for 2003 decreased $1.9 million, or 15.8%, as a result of a decrease in the rate to 1.11% in 2003 compared to 1.49% in 2002. The decrease in the rate was partially offset by the $105.0 million increase in the average balance from 2002. Interest expense on time deposits decreased $3.8 million, or 7.3%, primarily as a result of a rate decrease to 2.90% compared to 3.75% for 2002, which was partially offset by an increase in the average balance of such deposits of $285.3 million, or 20.3%. Interest expense on combined short-term and long-term borrowings decreased $0.6 million, or 1.9%, primarily as a result of a decrease in the average rates paid in 2003 compared to 2002.

     Net Interest Income. As a result of the changes described above on a fully taxable equivalent basis, net interest income decreased $2.4 million, or 2.0%, for 2004 compared on a fully taxable equivalent basis to 2003. Net interest income increased $16.4 million, or 15.9%, for 2003 compared to 2002.

     The following table summarizes the changes in net interest income on a tax-equivalent basis, by major category of interest-earning assets and interest-bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between periods.

	Year Ended December 31,

	2004 compared to 2003			2003 compared to 2002

		Average	Total		Average	Total
	Volume	Rate	Changes	Volume	Rate	Changes

	(Dollars in thousands)

Interest Income:
Loans(1)	$3,340	$(7,768)	$(4,428)	$31,760	$(21,868)	$9,892
Investment securities-taxable	5,311	(3,119)	2,192	12,035	(11,782)	253
Investment securities-non-taxable	(3,832)	521	(3,311)	838	(583)	255
Other earning assets	18	231	249	475	(829)	(354)

Total interest income	4,837	(10,135)	(5,298)	45,108	(35,062)	10,046

Interest expense:
Savings deposits and interest-bearing
checking	(767)	(493)	(1,260)	1,568	(3,474)	(1,906)
Time deposits	5,553	(4,477)	1,076	10,711	(14,557)	(3,846)
Short-term borrowings	(155)	(290)	(445)	210	(731)	(521)
Long-term borrowings	(1,053)	(1,233)	(2,286)	11,538	(11,632)	(94)

Total interest expense	3,578	(6,493)	(2,915)	24,027	(30,394)	(6,367)

Increase (decrease) in net interest income	$1,259	$(3,642)	$(2,383)	$21,081	$(4,668)	$16,413

(1)	We include loan fees and costs in interest income. Such fees, net of costs, totaled $1,225,000, $2,480,000, and $1,040,000 in 2004, 2003, and 2002, respectively. Fees on loans held for sale are also included.

     Provision for Loan Losses. The provision for loan losses is a charge to earnings recorded to maintain the allowance for loan losses at a level consistent with management's assessment of anticipated losses inherent in the loan portfolio in light of economic conditions, market trends and other factors, at a given point in time. The allowance for loan losses is based on a regular analysis of historical loss rates, specific reserves for loans separately identified and general reserves.

     The provision for loan losses was $5.9 million for 2004 compared to $13.1 million for 2003, or a 54.9% decrease. These provisions were made to reflect management's assessment of the change in the risk of certain loans and loan categories and for growth in outstanding loans. Our non-performing loans also decreased by $16.7 million in 2004. During 2004, gross loans, excluding mortgage loans held for sale, increased $88.9 million or 3.0%. The majority of the loan growth occurred in the real estate and commercial loan portfolios. This loan growth was substantially less than in 2003 which contributed to the decline in the provision along with the decline in non-performing loans.

      The provision for loan losses was $13.1 million for 2003 compared to $19.4 million for 2002 or a 32.7% decrease. Provisions for 2003 primarily reflect allowances for an $8.2 million commercial/retail development, two loans of $5.7 million on two convenience stores and a commercial office building, and a $3.5 million residential development and construction loan. During 2003, gross loans, excluding mortgage loans held for sale, increased $305.8 million or 11.2%. The majority of the loan growth occurred in the real estate and commercial loan portfolios. This loan growth accounted for more than one third of the increase in the provision for loan losses in 2003. Non-performing loans increased to $32.4 million as of December 31, 2003 as compared to $15.9 million at December 31, 2002.

     Non-Interest Income. The following table presents the components of our non-interest income for the years indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)

Service fees	$15,618	$17,626	$17,457
Investment trading fees and commissions	2,824	5,004	5,649
Net gains on sales of mortgage loans	1,447	2,746	2,201
Unrealized gains (losses) on securities	(53)	30	(42)
Realized gains (losses) on securities	(11,359)	1,847	9,542
Gain on sale of branch facilities	20,574	5,738	2,380
Gain on sale of credit card portfolio	1,156	—	—
Trust fees	4,249	3,721	2,414
Bank-owned life insurance	3,766	3,717	3,463
Other income	1,097	1,129	2,423

Total non-interest income	$39,319	$41,558	$45,487

Non-interest income as a percentage of average total assets	0.93%	1.01%	1.34%

     Non-interest income was $39.3 million for 2004 compared to $41.6 million for 2003, a 5.4% decrease. Service fees declined $2.0 million due primarily to a $2.3 million decrease in deposit account service charges partially offset by an increase in underwriting and other fees. Investment trading fees and commissions declined by $2.2 million due to declining activity in managed assets. Gains on the sales of mortgage loans decreased $1.3 million, or 47.3%, in 2004 due to the decreased activity in mortgage refinancing and subsequent sales to the secondary market. Realized and unrealized gains on securities changed from a gain of $1.9 million to a loss of $11.4 million in 2004. The loss in 2004 was primarily the result of a write-down on three high yield tax-free investments that we determined to be impaired. The impairment charge recorded in the third quarter was $10.8 million. We also implemented a strategy in the fourth quarter to sell certain low yield investments, which resulted in losses of $0.5 million. The largest item of non-interest income was derived from the sale of branch facilities, which resulted in gains of $20.6 million compared to $5.7 million in 2003. During 2004, we sold our credit card portfolio which resulted in a gain of $1.2 million. Trust fees increased by $0.9 million in 2004 due to higher activity in the asset management area of the trust company. Other income decreased by $0.4 million.

     Non-interest income was $41.6 million for 2003 compared to $45.5 million for 2002, an 8.6% decrease. This was due to a decrease in investment trading fees and commissions of $0.6 million as a result of declining activity in the stock and bond markets. Gains on the sales of mortgage loans increased $0.5 million, or 24.8%, in 2003 due to increased activity in mortgage refinancing and subsequent sales to the secondary market. Realized and unrealized gains on securities decreased from $9.5 million to $1.9 million. Approximately $2.9 million of such realized gains in 2002 came from the sale of an equity security that was an investment of our merchant banking subsidiary. The remainder of such realized gains in 2002 was primarily from the sale of a substantial portion of Gold Bank-Oklahoma's portfolio of mortgage-backed securities, which had an average yield of approximately 7.5%. Faced with increasing prepayments on these higher yielding mortgage-backed securities, we decided to liquidate them and capture our gain on these securities. This situation did not exist in 2003 and therefore the gains on sales of securities were reduced. Gain on sale of branches increased from $2.4 million in 2002 to $5.7 million in 2003, which was related to the sale of more branches in 2003 than in 2002. Trust fees increased by $1.3 million due to increased marketing of trust services and the revenues derived from the George K. Baum acquisition. Other income decreased by $1.3 million primarily due to a decrease in the gain on sale of bank premises and equipment.

     Non-Interest Expense. The following table presents the components of our non-interest expense for the years indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)

Salaries and employee benefits	$50,683	$52,044	$44,174
Expenses for the settlement of qui tam litigation, net	16,500	—	—
Data processing	8,131	8,214	6,651
Net occupancy expense	7,316	7,652	6,218
Depreciation expense	6,505	6,653	6,250
Professional services	6,384	5,697	6,067
Amortization of prepaid offering expenses	3,365	136	136
Losses and expenses resulting from misapplication of bank
funds, net of recoveries	—	(1,868)	136
Marketing and advertising	2,995	2,735	2,748
Postage, delivery and supplies	2,651	3,306	3,374
Loan and real estate owned expenses	2,051	2,235	2,646
Telephone	1,921	2,076	2,161
Regulatory assessments and taxes	1,575	1,278	1,003
Acquisition expenses	1,265	—	—
Travel	1,219	1,258	1,433
Insurance	776	707	634
Core deposit intangible amortization	751	751	500
Director’s fees and expenses	525	579	512
Dues and subscriptions	518	592	560
Other expenses	3,163	6,057	3,252

Total non-interest expense	$118,294	100,102	$88,455

Efficiency ratio	66.48%	59.24%	56.16%

     Total non-interest expense was $118.3 million for 2004 compared to $100.1 million for 2003, an 18.2% increase. Salaries and employee benefits decreased $1.4 million due to branch sales. Settlements and other expenses associated with the qui tam lawsuit amounted to $16.5 million in 2004. Occupancy expenses decreased $0.3 million as a result of the sale of branch facilities. Depreciation remained fairly constant with a slight reduction of $0.1 million. Professional services increased from $5.7 million to $6.4 million due to an increase of $0.5 million in legal fees and an increase of $0.4 million in consulting fees offset by a decrease of $0.2 million in accounting fees. These increases were attributable among other things to Sarbanes-Oxley compliance and the qui tam litigation. Amortization of prepaid offering expenses increased $3.2 million due to the calling of our trust-preferred debt issuances. In 2004, there were no additional recoveries or losses from misapplication of bank funds. Postage, delivery and supplies declined $0.7 million primarily due to the reduced number of branches. Acquisition expenses were incurred in 2004 related to the proposed Silver acquisition. Other expenses decreased due to a change from miscellaneous net recoveries to net losses, swap expenses in 2003, a decline in automobile expenses and a decline in investor relations expenses.

     Total non-interest expense was $100.1 million for 2003 compared to $88.5 million for 2002, a 13.2% increase. This increase is primarily the result of increases in salaries and employee benefits of $7.9 million and increases in occupancy expenses of $1.4 million. The increase in salaries and benefits is directly due to the opening of new branch facilities and staffing them accordingly, and the recording of $1.6 million associated with our restricted stock awards. Data processing expenses increased $1.6 million due to adding facilities. The increase in occupancy expense is due to the opening of new branch facilities in 2003, as well as branch facilities that were opened during 2002. Professional services decreased from $6.1 million to $5.7 million. A significant portion of this decrease was that the costs of litigation in 2002 seeking protection of our "More Than Money" trademark declined in 2003. In 2003, the amount of improper credits and expenses related to the misappropriations of our former CEO were reimbursed through negotiated restitution agreements. This resulted in a decrease in non-interest expense of $1.9 million because the net amount received through restitution exceeded expenses associated with the recovery.

     Income Tax Expense. Income tax expense was $10.9 million for 2004 compared to $13.6 million for 2003, a $2.8 million, or 20.2%, decrease. Income tax expense for 2003 was $13.6 million or $2.3 million more than the income tax expense of $11.4 million for 2002, an increase of 20.0%. The effective tax rates for 2004, 2003 and 2002 were 35.7%, 29.4% and 30.6%, respectively. The 2004 effective rate differs from the expected rate and is increased from 2003 due to a decline in tax-exempt securities interest as well as the portion of the qui tam settlement which was non-deductible. The 2003 and 2002 effective tax rates differ from the expected rate of 35% due primarily to the non-taxable income recorded from our investment in bank-owned life insurance policies and tax-exempt securities.

     Discontinued Operation. During 2002 and 2003, CompuNet Engineering, Inc. did not earn a majority of its revenue from providing services to financial institutions. As a result, we were required under the Bank Holding Company Act to divest our interest in CompuNet. On January 15, 2004, we entered into a letter of understanding for the sale of our interest in CompuNet. This sale closed on February 4, 2004. We recorded a net loss from this discontinued operation of $0.6 million in 2004, $3.4 million in 2003 and net income of $0.5 million in 2002. The 2003 loss included impairment charges of $4.1 million to reduce the carrying value of CompuNet's net assets (primarily goodwill) to estimated fair values.

Financial Condition

     Lending Activities

     Commercial Loans. This category includes loans to service, retail, wholesale and light manufacturing businesses, including agricultural service businesses. Commercial loans were $908.3 million as of December 31, 2004, or 29.2% of total loans, as compared to $893.3 million as of December 31, 2003, or 29.7% of total loans. This increase of $15.0 million, or 1.7%, can be attributed to a continued increase in market share in the Kansas City metro area and contributions from our expansion into the Sarasota and Tampa, Florida markets.

     Real Estate Construction. Real estate construction loans totaled $792.1 million at December 31, 2004, compared to $656.2 million at December 31, 2003, an increase of $135.9 million, or 20.7%. This increase primarily reflects the continual increase in residential and commercial construction activity in Johnson County, Kansas, as well as an increased presence in our Florida market area.

     Real Estate Loans. Real estate loans represent the largest class of our loans. We categorize real estate loans as follows:

  Commercial. Commercial real estate loans increased to $1,086.2 million at December 31, 2004 compared to $996.7 million at December 31, 2003, an increase of $89.5 million, or 9.0%. This increase was the direct result of increased market share in the Kansas City metro area and continued expansion into the Sarasota and Tampa, Florida markets.

  1 to 4 Family Residential. Residential real estate loans totaled $186.0 million at December 31, 2004, compared to $224.0 million at December 31, 2003, a decrease of $38.0 million, or 17.0%. Loans in this category consist primarily of owner-occupied residential loans. This decrease is due to the sale of loans held in our portfolio and to significant decline in refinancing activity due to the upward trend in interest rates in the home mortgage market.

  Agricultural. This category consists of loans secured by agricultural real estate. Agricultural real estate loans totaled $33.0 million at December 31, 2004, compared to $73.2 million at December 31, 2003, a decrease of $40.2 million, or 54.9%. This decrease in loans corresponds with a similar decrease in agricultural loans (discussed below) as the bank sold several of its rural bank locations and the agricultural real estate loans that were included in their asset base.

  Mortgage Loans Held for Sale. Mortgage loans held for sale represent residential loans intended to be sold to secondary investors and in the process of being delivered. Mortgage loans held for sale totaled $5.7 million at December 31, 2004, compared to $5.9 million at December 31, 2003, a decrease of $0.2 million, or 2.7%. This decrease was the result of the timing of the sale of individual loans and the low volume of refinancings at the end of 2004.

     Agricultural Loans. Agricultural loans are typically made to farmers, small corporate farms, and feed and grain dealers. Agricultural loans were $62.8 million as of December 31, 2004, as compared to $113.6 million as of December 31, 2003, a decrease of $50.9 million, or 44.8%. Agricultural loans as a percent of total loans decreased from 3.8% in 2003 to 2.0% in 2004. The decrease in agricultural loans was due to management’s decision to sell rural branches and the agricultural loans that were included in their base.

     As of December 31, 2004, we had approximately $15.1 million of agricultural loans that were guaranteed by the Farm Service Agency ("FSA"). Approximately $4.9 million of such loans were part of the FSA's interest assistance program, pursuant to which the FSA pays us 400 basis points of interest payments annually. Currently, substantially all of our FSA guaranteed loans are located in Enid, Oklahoma and related rural Oklahoma branches. We have a pending contract to sell these branches, but we plan to retain all of the FSA guaranteed loans and our staff that services those loans. Currently, we do not plan to make any new FSA guaranteed loans to borrowers that are not existing customers of Gold Bank.

     During the first quarter of 2005, we submitted approximately $0.3 million of claims to the FSA for interest assistance payments due to Gold Bank on FSA guaranteed loans (substantially all of which was recognized in 2004). The FSA denied our claims on the grounds that our certifications submitted with such claims were not in the form required by its regulations. We dispute the FSA's denial of our claims for payments due and plan to appeal its administrative decision.

     For a discussion of pending litigation related to our FSA loan program, see "Item 3 Legal Proceeding" of this Form 10-K.

     Consumer and Other Loans. Loans classified as consumer and other loans include automobile and other personal loans. The majority of these are installment loans with fixed interest rates. Consumer and other loans were $31.8 million as of December 31, 2004, compared to $54.0 million as of December 31, 2003, a decrease of $22.2 million, or 41.1%. Consumer and other loans represented 1.0% of total loans as of December 31, 2004, a decrease from 1.8% as of December 31, 2003.

     The following table presents the balance of each major category of our loans as of December 31 of each year.

	2004		2003		2002		2001		2000

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)

Commercial	$908,287	29.25%	$893,317	29.61%	$816,542	29.91%	$629,572	29.12%	$535,258	27.50%
Real estate construction	792,063	25.50%	656,163	21.75%	357,351	13.09%	203,785	9.42%	188,118	9.67%
Real estate(1)	1,305,186	42.03%	1,293,942	42.88%	1,300,940	47.64%	1,008,694	46.65%	769,118	39.51%
Mortgage loans held for sale	5,724	0.18%	5,883	0.20%	25,134	0.92%	11,335	0.52%	134,081	6.89%
Agricultural	62,774	2.02%	113,641	3.77%	159,950	5.86%	196,612	9.09%	202,714	10.42%
Consumer and other
loans	31,754	1.02%	53,975	1.79%	70,434	2.58%	112,407	5.20%	116,879	6.01%

Total loans	3,105,788	100.00%	3,016,921	100.00%	2,730,351	100.00%	2,162,405	100.00%	1,946,168	100.00%
Less loans held for sale	383,364		200,289

Total	$2,722,424		$2,816,632		$2,730,351		$2,162,405		$1,946,168

(1)   Includes commercial real estate loans, agriculture real estate loans and 1 to 4 family residential real estate loans.

     The following table sets forth the re-pricing of our portfolio loans and the amount of loans with predetermined interest rates and floating rates outstanding as of December 31, 2004.

		4 Months
	0-3	to 12	Over 1 to	Over 5
	Months(1)	Months	5 Years	Years	Total

	(Dollars in thousands)
Loan category:
Commercial	$529,598	$67,480	$203,004	$12,536	$812,618
Real estate construction	683,438	23,636	77,196	7,793	792,063
Real estate	264,354	202,041	515,837	82,446	1,064,678
Mortgage loans held for sale	1,543	—	—	4,181	5,724
Agricultural loans	9,190	1,912	8,894	78	20,074
Consumer and other loans	3,575	7,632	12,572	3,488	27,267

Total Loans	$1,491,698	$302,701	$817,503	$110,522	$2,722,424

(1)   Loans repricing in 3 months or less exclude loans held for sale.

     As of December 31, 2004, loans re-pricing after one year include approximately $695 million in fixed rate loans and $233 million in floating or adjustable rate loans.

     Asset Quality. We follow regulatory guidelines in placing loans on a non-accrual basis and place loans with doubtful principal repayment on a non-accrual basis, whether current or past due. We consider non-performing assets to include all non-accrual loans, other loans 90 days or more past due as to principal and interest, other real estate owned ("OREO") and repossessed assets. We do not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest income is reversed against current income. We would have recorded additional interest in the amounts of $1.5 million, $1.5 million and $0.8 million, for the years ended December 31, 2004, 2003, and 2002, respectively, if non-accrual loans had been current during these periods. Restructured and impaired loans, other than non-accrual loans, are considered insignificant for all years presented.

     Our non-performing assets are summarized in the following table:

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Loans:
Loans past due 90 days or more still accruing	$593	$9,239	$790	$5,270	$869
Non-accrual loans	15,100	23,131	15,077	17,737	19,853

Non-performing loans	15,693	32,370	15,867	23,007	20,722
Other assets	137	300	4,366	5,288	141
Foreclosed assets held for sale	3,737	6,362	1,993	4,217	3,573

Non-performing assets	$19,567	$39,032	$22,226	$32,512	$24,436

Non-performing loans as a percentage of total loans
(excluding mortgage loans held for sale)	0.51%	1.07%	0.58%	1.06%	1.14%

Non-performing assets as a percentage of total assets	0.45%	0.90%	0.58%	1.08%	0.90%

Non-performing assets as a percentage of total loans and
OREO (excluding mortgage loans held for sale)	0.63%	1.29%	0.81%	1.50%	1.25%

     The decrease during 2004 in non-performing loans can be largely attributed to three specific credits, which can be summarized as follows:

  An $8.2 million commercial/retail development loan that was past due over 90 days at the end of 2003 was returned to performing status in the first quarter of 2004.

  Two related credits totaling $5.7 million, which were placed on non-accrual status in 2003, were secured by two convenience stores and a commercial office building. In 2004, two of the properties were sold and the proceeds were used to reduce the total outstanding balance by $2.6 million. The remaining commercial building was foreclosed upon and was subsequently purchased by the Bank.

  A $3.5 million residential development and construction loan which was included in non-performing loans at December 31, 2003 was foreclosed on in 2004. The properties were sold with the exception of one property that is now included in OREO with a valuation of $0.3 million.

  The increase during 2003 in non-performing loans can be largely attributed to the three specific credits described above

     Allowance for Loan Losses. The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans, including loans held for sale, were 71.0% of our total assets as of December 31, 2004. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management's experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable loan losses.

     We review our loan portfolio on a monthly basis specifically analyzing loans which are internally classified as having above-average risk. We determine the level of allowance to be established for each type of loan based on our historical losses, adjusted for current economic conditions. For specific high risk loans, we analyze the collateral securing such loans to determine if adequate collateral value is available to cover the indebtedness in the event of default and liquidation of such collateral. If we determine that the principal amount of the high risk loan minus the estimated liquidation value of the collateral is less than the specific loan loss allowance assigned to such loan, then we record an additional specific loan loss allowance for such loan. In general, increasing or decreasing risks in a certain industry type, or changes in the collateral value of specifically identified high risk loans, will impact negatively or positively on our allowance for loan losses.

     We actively manage our past due and non-performing loans in an effort to minimize credit losses and monitor asset quality to maintain an adequate loan loss allowance. Although management believes our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, there can be no assurance that our allowance for loan losses will be adequate to cover loan losses or that significant increases to the allowance will not be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of our net income and capital and could result in an inability to pay dividends, among other adverse consequences.

     The allowance for loan losses on December 31, 2004 totaled $32.1 million, or 1.03% of outstanding loans, compared to $34.0 million, or 1.13% of outstanding loans, at December 31, 2003. The decrease in our allowance for loan losses during 2004 reflects the $16.7 million decrease in non-performing loans. Our non-performing loans as a percentage of our total loans decreased from 1.07% at December 31, 2003 to 0.51% at December 31, 2004. See discussion in the provision for loan losses section for additional detail on the provision for loan losses and charge-offs. Charge-offs were $7.0 million, recoveries were $1.1 million and provisions charged to expense were $5.9 million in 2004.

     The allowance for loan losses on December 31, 2003 totaled $34.0 million, or 1.13% of outstanding loans, compared to $33.4 million, or 1.23% of outstanding loans, at December 31, 2002. The increase in our allowance for loan losses during 2003 reflects the $286.6 million or 10.5% increase in our loan portfolio. Our non-performing loans as a percentage of our total loans increased from 0.58% at December 31, 2002 to 1.07% at December 31, 2003. See discussion in the provision for loan losses section for additional detail on the provision for loan losses and charge-offs. Charge-offs were $13.5 million, recoveries were $1.0 million and provisions charged to expense were $13.1 million in 2003.

     The following table sets forth activity in our allowance for loan losses during the periods indicated.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Total net loans outstanding at the end of the year
(including loans and mortgage loans held for sale)	$3,073,680	$2,982,904	$2,696,912	$2,136,308	$1,919,988

Average net loans outstanding during the year	2,885,974	2,829,594	2,391,261	1,965,761	1,868,494

Allowance for loan losses, beginning of the
year	34,017	33,439	26,097	26,180	26,038
Charge-offs:
Commercial	3,973	8,780	6,842	13,101	4,112
Real estate
Commercial	556	355	1,596	448	251
Construction	1,221	1,102	1,202	16	—
One to four family residential	292	709	858	584	309
Agricultural	52	184	1,212	817	186

Total real estate	2,121	2,350	4,868	1,865	746

Agricultural	150	1,380	828	658	213
Consumer and other	709	1,012	1,299	1,476	1,404

Total charge-offs	6,953	13,522	13,837	17,100	6,475

Recoveries:
Commercial	613	497	801	798	774
Real estate
Commercial	10	39	309	55	54
Construction	33	50	—	—	—
One to four family residential	52	59	15	105	91
Agricultural	19	3	27	16	105

Total real estate	114	151	351	176	250

Agricultural	138	72	203	210	391
Consumer and other	204	316	404	519	529

Total recoveries	1,069	1,036	1,759	1,703	1,944

Net charge-offs	5,884	12,486	12,078	15,397	4,531
Provision charged to operations	5,895	13,064	19,420	15,314	4,673
Adjustment for sale of credit card portfolio	(100)	—	—	—	—
Adjustments due to sold branches	(1,820)	—	—	—	—

Allowance for loan losses, end of year	$32,108	$34,017	$33,439	$26,097	$26,180

Ratios:
Allowance as a percentage of total gross
loans	1.03%	1.13%	1.23%	1.21%	1.35%
Net charge-offs to average loans
outstanding	0.20%	0.41%	0.44%	0.78%	0.24%
Allowance as a percentage of non-
performing loans	204.60%	105.08%	210.75%	113.42%	126.34%

     The following table sets forth the allocation of our allowance for loans losses among categories of loans and the percentage of each loan category to total loans outstanding (including loans held for sale) as of December 31, 2004, 2003, 2002, 2001 and 2000:

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
	Dec. 31,	Category	Dec. 31,	Category	Dec. 31,	Category	Dec. 31,	Category	Dec. 31,	Category
	2004	to Total	2003	to Total	2002	to Total	2001	to Total	2000	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Commercial	$12,682	29.25%	$10,584	29.61%	$11,408	29.91%	$7,598	29.12%	$10,498	27.50%
Real estate	5,551	25.50%	6,477	21.75%	4,114	13.09%	2,459	9.42%	1,463	9.67%
construction
Real estate	11,726	42.03%	14,578	42.88%	14,976	47.64%	12,173	46.65%	9,161	39.51%
Mortgage loans	35	0.18%	295	0.20%	289	0.92%	137	0.52%	609	6.89%
held for sale
Agricultural	1,160	2.02%	1,273	3.77%	1,841	5.86%	2,373	9.09%	2,844	10.42%
Consumer	954	1.02%	810	1.79%	811	2.58%	1,357	5.20%	1,605	6.01%
and other

Total	$32,108	100.00%	$34,017	100.00%	$33,439	100.00%	$26,097	100.00%	$26,180	100.00%

     The allocation percentages assigned to each category of loans have been developed based on an analysis of historical loss rates, specific reserves and general reserves. The amount of real estate construction loans increased as a result of significant activity in the major metropolitan areas the bank serves. Agricultural loans decreased due to the sale of our rural branches.

     Investment Activities. Our investment portfolio serves three important functions: first, it facilitates the adjustment of the balance sheet's sensitivity to changes in interest rate movements; second, it provides an outlet for investing excess funds; and third, it provides liquidity. The investment portfolio is structured to maximize the return on invested funds within conservative risk management guidelines. During 2004, we executed an investment strategy whereby a total of $312.5 million of investment securities were reclassified from available-for-sale to held-to-maturity to better reflect the nature of the investment securities within our overall interest rate risk management objectives. We believe that the amount of securities in the held-to-maturity category provides desirable insulation to our tangible equity level in a rising interest rate environment and fits our balance sheet needs.

     The portfolio is comprised of available-for-sale securities, which includes U.S. Treasury securities, U.S. government sponsored enterprise obligations, state and municipal obligations, Federal Reserve Bank stock, FNMA stock, and Federal Home Loan Bank stock. The U.S. government sponsored enterprise obligations include Federal Home Loan Mortgage Corporation ("FHLMC") notes, FNMA notes and mortgage-backed securities, Federal Home Loan Bank notes and Government National Mortgage Association ("GNMA") mortgage-backed securities. As of December 31, 2004, the available-for-sale portfolio totaled $498.8 million, including a net unrealized loss of $6.7 million.

     The portfolio is also comprised of held-to-maturity securities, which includes U.S. Treasury securities, U.S. government sponsored enterprise obligations, mortgage-back securities, state and municipal obligations, and trust-preferred securities. As of December 31, 2004, the held-to-maturity portfolio totaled $411.8 million and was carried at amortized cost.

     The investment portfolio decreased $70.1 million, or 7.1%, during 2004. During 2003, the investment portfolio increased $250.0 million, or 34.0%. The investment portfolio increased $147.3 million, or 25.0%, during 2002. We examined our portfolio for any impairment in value and took a $10.8 million impairment charge primarily related to the write down on 3 high-yield, tax-free investments in 2004. There are no such remaining high-yield securities in our portfolio

     The composition of the investment portfolio as of December 31, 2004 was 62.5% U.S. government sponsored enterprise obligations, 3.6% state and municipal securities, 24.0% mortgage-backed securities, 0.6% trading securities and 9.3% other securities. The comparable distribution for December 31, 2003 was 60.8% U.S. government sponsored enterprise obligations, 5.0% state and municipal securities, 24.5% mortgage-backed securities, 1.0% trading securities and 8.7% other securities. The investment portfolio represented 21.2% and 22.8% of total assets at December 31, 2004 and 2003, respectively.

     The following table sets forth the composition of our investment portfolio at the dates indicated.

	At December 31,

	2004	2003	2002

Securities held to maturity (1):	(Dollars in thousands)
U.S. government-sponsored enterprise obligations	$251,770	$—	$—
Mortgage-backed securities	95,881	87,329	155,754
Other (2)	44,495	45,208	44,565
Obligations of states and political subdivisions	19,656	955	1,244

Total	$411,802	$133,492	$201,563
Securities available for sale (3):
U.S. government sponsored enterprise obligations	$321,023	$599,576	$143,705
Mortgage-backed securities	123,632	153,859	269,197
Other (4)	40,474	40,852	42,029
Obligations of states and political subdivisions	13,634	48,613	76,106

Total	498,763	842,900	531,037

Securities held for trading (5)	5,456	9,692	3,485

Total investment securities	$916,021	$986,084	$736,085

(1)	Held-to-maturity securities are carried at amortized cost.
(2)	Includes trust-preferred securities and U.S. Treasury obligations.
(3)	Available-for-sale securities are carried at fair value.
(4)	Includes Federal Home Loan Bank stock, Federal Reserve stock, FNMA stock and U.S. Treasury obligations.
(5)	Trading securities are carried at fair value.

     The following table sets forth a summary of maturities in the investment portfolio at December 31, 2004:

			Over One Year		Over 5 Years
	One year or less		Through 5 Years		Through 10 Years		Over 10 years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
	(At carrying value)
U.S. government
sponsored
enterprise
obligations	$769	2.13%	$527,730	2.91%	$39,352	3.05%	$4,938	5.08%	$572,789	2.93%
Obligations of
states and
political
subdivisions	5,628	2.15%	9,939	3.83%	13,038	4.06%	4,685	6.52%	33,290	3.98%
Mortgage-backed
securities	—	—	5	7.11%	—	—	219,508	3.71%	219,513	3.71%
Other	67	3.01%	3,761	7.71%	—	—	42,046	7.12%	45,874	7.16%

Total	$6,464	2.16%	$541,435	2.95%	$52,390	3.30%	$271,177	4.31%	$871,466	3.39%

     The above table does not include trading securities of $5.5 million and investments without stated maturities of $39.1 million, which consists principally of Federal Home Loan Bank stock.

     Deposit and Borrowing Activities. Deposits are the major source of our funds for lending and other investment purposes. In addition to deposits, we derive funds from interest payments, loan principal payments, loan and securities sales, and funds from operations. Scheduled loan repayments are a relatively stable source of funds while deposit inflows are significantly influenced by general interest rates and money market conditions. We may use borrowings on a short-term basis, if necessary, to compensate for reductions in the availability of other sources of funds, or borrowings may be used on a longer-term basis for general business purposes.

     Deposits are attracted principally from within our primary market areas through the offering of a broad variety of deposit instruments including: checking accounts, money market accounts, savings accounts, certificates of deposit

(including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. We have aggressively attempted to obtain deposits in selected markets to increase market share or meet particular liquidity needs. We have used brokered deposits and have sought to attract deposits outside our market areas. On December 31, 2004, we had approximately $536.6 million of deposits, compared with $602.3 million on December 31, 2003, which were obtained through brokers. Brokered deposits represented 17.1% of our total deposits as of December 31, 2004.

     We establish maturity terms, service fees and withdrawal penalties on a periodic basis. Our determination of rates and terms is predicated on funds transaction and liquidity requirements, rates paid by competitors, growth goals and federal obligations.

     During 2004, average balances of non-interest-bearing demand deposits increased $23.5 million, or 7.7%; average balances of savings and interest-bearing deposits decreased $68.9 million, or 7.5%; and average balances of time deposits increased $191.8 million, or 11.3%. As of December 31, 2004, the balance of total deposits, including deposits held for sale, had decreased $27.5 million compared to December 31, 2003. This decrease is due to an increase of $355.0 million in time deposits less than $100,000, a $345.2 million decrease in time deposits greater than $100,000, a $53.0 million decrease in savings and NOW accounts and a $15.8 million increase in non-interest-bearing accounts. Approximately $65.7 million of the decrease was the direct result of decreases in brokered deposits, and approximately $426.4 million deposits were disposed of in branch sales in 2004.

     During 2003, average balances of non-interest-bearing demand deposits increased $48.8 million, or 18.8%; average balances of savings and interest-bearing deposits increased $105.0 million, or 13.0%; and average balances of time deposits increased $285.3 million, or 20.3%. As of December 31, 2003, the balance of total deposits, including deposits held for sale, had increased $447.9 million compared to December 31, 2002. This increase is due to an increase of $47.7 million in time deposits less than $100,000, a $335.2 million increase in time deposits greater than $100,000, a $10.0 million increase in savings and NOW accounts and a $55.0 million increase in non-interest-bearing accounts. Approximately $352.7 million of the increase was the direct result of increases in brokered deposits offset by approximately $131.5 million in deposits that were disposed of in branch sales in 2003.

     The following table sets forth the average balances and weighted average rates for our categories of deposits at the dates indicated, including deposits held for sale.

	Year Ended December 31,

	2004			2003			2002

			% of			% of			% of
	Average	Average	Total	Average	Average	Total	Average	Average	Total
	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits

	(Dollars in thousands)
Non-interest-
bearing
demand	$331,220	—	10.81%	$307,690	—	10.55%	$258,897	—	10.45%
Savings and
interest-
bearing
demand
deposits	846,004	1.06%	27.62%	914,915	1.11%	31.37%	809,875	1.49%	32.69%
Time deposits	1,885,656	2.66%	61.57%	1,693,859	2.90%	58.08%	1,408,577	3.75%	56.86%

Total	$3,062,880		100.00%	$2,916,464		100.00%	$2,477,349		100.00%

     The aggregate average balance of brokered time deposits was $615.7 million, $418.6 and $205.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     We do not have a concentration of deposits from any one source of which the loss would have a material adverse effect on our business.

     The following table sets forth a summary of our deposits at the dates indicated.

	December 31,

	2004	2003	2002

	(Dollars in thousands)

Non-interest-bearing	$371,380	$355,637	$300,679
Interest-bearing:
Savings and NOW accounts	862,206	915,212	905,154
Time deposits less than $100,000
Brokered	512,183	154,245	85,951
Retail	863,600	866,541	887,114
Time deposits greater than $100,000
Brokered	24,415	448,031	163,661
Retail	503,176	424,777	373,997
Less deposits held for sale	350,186	347,169	—

Total deposits	$2,786,774	$2,817,274	$2,716,556

     The increase in interest-bearing brokered deposits in 2003 was a result of the need of additional deposits to fund the increase in loans in our higher-growth metropolitan markets. In 2004, brokered deposits declined as we grew retail time deposits.

     The following table summarizes at December 31, 2004, our certificates of deposit of $100,000 or more (excluding brokered deposits) by time remaining until maturity (dollars in thousands).

Maturity Period:
Less than three months	$169,983
Over three months through six months	86,750
Over six months through twelve months	46,781
Over twelve months	199,662

Total	$503,176

     We have no other time deposits in excess of $100,000 (excluding brokered deposits).

     Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Balances for securities sold under agreements to repurchase outstanding at year end 2004 were $112.2 million, a $15.6 million decrease from $127.8 million outstanding at year end 2003. The balance at year end 2002 was $153.6 million. Balances in these accounts, which generally have overnight maturities, can fluctuate significantly on a day-to-day basis. The average balance of securities sold under agreements to repurchase was $133.5 million in 2004, $140.6 million in 2003, and $128.8 million in 2002. The average rate paid on these borrowings was 1.80%, 1.34% and 1.10% during 2004, 2003 and 2002, respectively. Federal funds purchased and other short-term borrowings were $2.5 million, $7.3 million and $25.7 million at year end 2004, 2003 and 2002, respectively.

     Our subsidiary bank also borrows from the Federal Home Loan Bank (FHLB). At year end 2004 these advances totaled $576.8 million, of which $165.6 million is due in 2005. The debt maturing in 2005 may be refinanced or may be repaid with funds generated by the loan and securities portfolios. At year end 2003, these advances totaled $489.9 million, and at year end 2002, these advances totaled $536.4 million. The weighted average interest rate on FHLB borrowings was 4.44%, 4.50% and 4.30% as of 2004, 2003 and 2002, respectively. Long-term debt for 2004 also includes an $80.0 million long-term repurchase agreement and a $9.7 million note payable on our Employee Stock Ownership Plan.

     Derivative Financial Instruments. We utilize derivative instruments as part of our overall interest rate sensitivity management strategy to mitigate exposure to interest rate risk.

     Subordinated-Debt Securities Swaps. In 2003, we had three interest rate swap agreements (initiated during 2002) with an aggregate notional amount of $82.5 million. The interest rate swaps are derivative financial instruments and were designated as fair value hedges of our subordinated-debt securities. Each swap had a notional amount equal to the outstanding principal amount of the related subordinated-debt securities, together with the same payment dates, maturity date and call provisions as the related subordinated-debt securities. Under each of the swaps, we paid interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and we received a fixed rate equal to the interest that we are obligated to pay on the related trust-preferred securities. A $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. A $16.3 million notional amount swap agreement was called by the counter party and terminated on June 30, 2003. The third and final swap for $37.6 million was called by the counter party and terminated on November 1, 2004. Under these swap agreements, no payments were due between the parties and we recognized no gain or loss when they were called during 2003 and 2004.

     FHLB Debt Swaps. We entered into seven interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting $190 million of fixed-rate FHLB borrowings into floating rate obligations. These interest rate swaps are derivative financial instruments and were designated as fair value hedges of the FHLB borrowings. Each swap had a notional amount equal to the outstanding principal amount of the related FHLB borrowings, together with the same payment dates, maturity dates and call provisions as the related FHLB borrowings. Under each of the swaps, we paid interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, and we receive a fixed rate equal to the interest that we were obligated to pay on the related FHLB borrowings. As a result of the issuance of FASB Statement No. 133 Issue G25- "Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans" (G25) in July 2004, we opted to close-out these fair value hedges on November 30, 2004, for new cash flow swaps based on pools of prime-based loans (discussed below) now permitted under G25. As a result of the termination of these hedges, we made a cash payment of $5.4 million to our counterparty. A loss of $0.6 million due to hedging ineffectiveness was recognized in earnings during 2004 for these derivatives. The carrying value of the mark-to-market asset for the hedged FHLB debt is approximately $4.9 million, which will be amortized to earnings over the life of the related FHLB debt, using the straight-line method which is not materially different from the effective interest method required under APB 21-"Interest on Receivables and Payables". The annual expense recorded in earnings will be $0.8 million over the term of the underlying debt.

     Variable Rate Loans Swaps. On December 1, 2004, we entered into three interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting variable-rate prime-based loans’ interest streams into fixed-rate interest streams. Pools of prime-based loans have been designated under the swaps, the principal amount of these pools corresponding to the hedged transactions equal to 102% of the notional amount of the swaps. The formula for computing net settlements under the swaps is the same for each net settlement; that is, the fixed rate is the same throughout the term of the swap and the variable rate is the prime rate. The re-pricing dates of the swaps match those of the variable-rate assets on which the hedged transactions are based. These interest rate swaps are derivative financial instruments and have been designated as cash flow hedges of prime-based pools of loans. The first swap has a notional value of $60 million and will effectively fix our interest rate at 6.841% plus the credit spread over Prime, if any, with a maturity date of December 2009. The second swap has a notional value of $60 million and will effectively fix our interest rate at 7.0% plus the credit spread over Prime, if any, with a maturity date of December 2010. The third swap has a notional value of $70 million and will effectively fix our interest rate at 7.14% plus the credit spread over Prime, if any, with a maturity date of December 2011.

     Cash Flows from Swaps. During the year ended December 31, 2004, we received net cash flows of $1.5 million under the trust-preferred securities related fair value swaps and $3.5 million on the FHLB debt related fair value swaps for a total of $5.0 million, which was recorded as a reduction of interest expense on borrowings. During the year ended December 31, 2004, we received net cash flows of $0.3 million on the seven prime-based loan pools related cash value swaps, which was recorded in interest income on loans. During the year ended December 31, 2004, no losses were recognized in earnings on the cash flow hedges due to hedging ineffectiveness. While approximately $0.7 million of mark-to-market revaluation was recognized in the Other Comprehensive Income segment of Stockholders’ Equity, with approximately $0.3 million recognized as a deferred tax liability, the carrying value of the mark-to-market asset for the swaps is reported in Accrued interest and other assets in the Consolidated Balance Sheets.

     The use of derivative financial instruments is intended to reduce our interest rate exposure. Derivative financial instruments held by us for purposes of managing interest rate risk are summarized as follows:

	December 31

	2004		2003

	Notional	Credit	Notional	Credit
	amount	exposure	amount	Exposure

	(Dollars in thousands)

Interest rate swaps	$190,000	1,300	$227,550	443

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of our credit exposure through our use of these instruments. The credit exposure represents the accounting loss we would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.

Capital and Liquidity

     Sources of Liquidity. Liquidity defines our ability, and the ability of Gold Bank, to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. Our immediate liquidity needs are met primarily by Federal Funds sold, short-term investments, deposits and the generally predictable cash flow (primarily repayments) from our assets. Intermediate term liquidity is provided by our investment portfolios. We also have established credit facilities with several Federal Home Loan Banks, under which we are eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowing, cash dividends and tax payments from our subsidiaries.

     Cash provided by operating activities for 2004 was $41.4 million, consisting primarily of net earnings adjusted for non-cash items, loan loss provision (which was offset by origination of loans held for sale), losses on securities sales and gains on branch sales, and increase in accrued interest and other assets, an increase in bank-owned life insurance, and a decrease in accrued interest and other liabilities. Cash used in investing activities was $459.3 million, consisting primarily of increased loans of $141.4 million, cash paid of $184.7 million from branch sales, increased assets held for sale of $183.1 million, a net decrease of held-to-maturity securities of $35.0 million, and a decrease in available-for-sale securities of $12.6 million. Net activity in financing consisted of an increase in deposits of $398.6 million, a decrease in securities sold under agreements to repurchase of $15.6 million and net proceeds on issuances of long-term debt of $30.8 million, which resulted in net cash provided of $409.1 million.

     The principal source of funds at the holding company level is dividends from Gold Bank. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At December 31, 2004, Gold Bank could pay $28.4 million in dividends to us and still remain well-capitalized. Management believes funds generated from the dividends from our subsidiaries and our existing lines of credit will be sufficient to meet our current cash requirements.

     LaSalle Line of Credit. We chose not to renew our revolving line of credit with LaSalle Bank National Association ("LaSalle Credit Line"). On July 1, 2003, we entered into an amendment with LaSalle Bank to reduce the maximum amount that we could borrow from $25 million to $10 million and extended the maturity date from July 1, 2003 to July 1, 2004 (later extended to September 30, 2004). Interest accrued on advances under the LaSalle Credit Line, at our option, was at a rate equal to either LIBOR plus 1.25% per annum or LaSalle Bank's prime rate (but in no event would the interest rate under the LaSalle Credit Line be less than 3.5% per annum). We drew on the LaSalle Credit Line from time to time to fund various corporate matters. As of December 31, 2003, we had an outstanding balance of approximately $1.5 million on the LaSalle Credit Line, which was paid off in the first quarter of 2004.

     Bank One, NA Line of Credit. On October 1, 2004, we entered into a new line of credit with Bank One, NA ("Bank One Credit Line") that allows us to borrow up to $25 million. The Bank One Credit Line matures on October 1, 2005. We anticipate that the line will be renewed at that time. Interest accrues on advances under the Bank One Credit Line, at our option, at a rate equal to either LIBOR plus 1.25% per annum or Bank One's prime rate. We may draw on the Bank One Credit Line from time to time to fund various corporate matters. As of December 31, 2004, we had no outstanding balance on the Bank One Credit Line.

     LaSalle ESOP Loan Agreement. Under our Amended and Restated Loan Agreement, dated as of February 8, 2002 ("Prior ESOP Loan Agreement"), between our Employees' Stock Ownership Plan (the "ESOP") and LaSalle Bank, our ESOP could borrow up to $15 million. Loans under the Prior ESOP Loan Agreement bore interest, at the ESOP's option, at either LaSalle Bank's Prime Base Rate or LIBOR plus 1.75%. As of December 31, 2003, our ESOP had approximately $11.6 million outstanding under the Prior ESOP Loan Agreement, which it borrowed to purchase our common stock. We guaranteed the ESOP's obligations under the Prior ESOP Loan Agreement. The LaSalle ESOP loan was repaid on September 30, 2004.

     Bank One, NA ESOP Loan Agreement. Under a new Loan Agreement, dated as of October 1, 2004 ("ESOP Loan Agreement"), between our ESOP and Bank One, NA, our ESOP may borrow up to $10.1 million. Loans under the ESOP Loan Agreement bear interest, at the ESOP's option, at either Bank One's Prime Base Rate or LIBOR plus 1.70%. As of December 31, 2004, our ESOP had approximately $9.7 million outstanding under the ESOP Loan Agreement, which it borrowed to pay off the Prior ESOP loan. We have guaranteed the ESOP's obligations under the ESOP Loan Agreement. We do not anticipate that the ESOP will borrow any further amounts under the ESOP Loan Agreement.

     Federal Home Loan Banks of Des Moines, Topeka and Atlanta. As of December 31, 2004, we had $10.0 million outstanding under our credit agreement with Federal Home Loan Bank of Des Moines ("FHLB-Des Moines"), $496.8 million of advances outstanding under our credit agreement with the Federal Home Loan Bank of Topeka ("FHLB-Topeka"), and $70.0 million of advances outstanding under our credit agreement with the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta").

     Capital. We actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, we have increased core capital through retention of earnings or capital infusions. The primary source of funds available to us is dividends by our subsidiaries, in particular Gold Bank. The bank's ability to pay dividends is subject to regulatory requirements. At December 31, 2004, our subsidiaries could pay dividends of $90.5 million including $28.4 million from Gold Bank. To be "well-capitalized" a company's total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at December 31, 2004 were 11.08%, 9.32% and 7.75%, respectively. These same ratios at December 31, 2003 were 10.78%, 8.87% and 7.01%, respectively.

     BOLI Policies. Gold Bank has purchased bank-owned life insurance ("BOLI") policies with death benefits payable to the Bank on the lives of certain officers. These single-premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank's aggregate investment in BOLI to 25% of the bank's capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the bank's capital and surplus. All Gold Bank BOLI investments comply with federal guidelines. As of December 31, 2004, Gold Bank had $83.0 million of BOLI (equal to 22.4% of its capital and surplus) compared to $80.2 million (24.5% of its capital and surplus) as of December 31, 2003, an increase of $2.8 million or 3.5%.

     We monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. We believe that these BOLI investments will not have any significant impact on the capital or liquidity of Gold Bank.

     CompuNet Activities. CompuNet Engineering, Inc. provided information technology, e-commerce services and networking solutions for banks and other businesses. On February 4, 2004, we sold CompuNet Engineering to Computer Source, Inc.

     Subordinated-Debt Securities. We formed three statutory trusts during 2004 to issue a total of $84.0 million in trust-preferred securities. The three offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. We own 100% of the common securities of all three trusts. The trusts were formed with the sole purpose of issuing the trust-preferred securities and investing the proceeds from the sale of such trust-preferred securities in subordinated debentures issued by us. The debentures held by the trusts are the sole assets of the trusts. We have provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of the three trusts under the preferred securities.

     We formed Gold Banc Trust III on March 11, 2004. Effective March 15, 2004, Gold Banc Trust III issued $16.0 million of trust-preferred securities to institutional investors. Gold Banc Trust III used the proceeds from the issuance of the trust-preferred securities, as well as our $495,000 capital investment in the trust, to purchase $16,495,000 of junior subordinated debt securities issued by us. The debentures mature on April 23, 2034, and may be redeemed, at our option, after April 23, 2009. The interest rate of the debentures is fixed at 5.80% for a five-year period through April 23, 2009. Thereafter, interest is at a floating rate equal to LIBOR plus 2.75%, adjustable quarterly. Interest is payable quarterly. The trust-preferred securities carry an interest rate identical to that of the related debenture.

     We formed Gold Banc Trust IV on March 12, 2004. Effective March 15, 2004, Gold Banc Trust IV issued $30.0 million of trust-preferred securities to institutional investors. Gold Banc Trust IV used the proceeds from the issuance of the trust-preferred securities, as well as our $928,000 capital investment in the trust, to purchase $30,928,000 of floating rate junior subordinated-debt securities issued by us. The debentures mature on April 7, 2034, and may be redeemed, at our option, after April 7, 2009. The interest rate of the debentures is a floating rate equal to LIBOR plus 2.75%, adjustable quarterly. Interest is payable quarterly. The trust-preferred securities carry an interest rate identical to that of the related debenture.

     On April 22, 2004, we used the proceeds of Gold Banc Trust III's and Gold Banc Trust IV's issuance of trust-preferred securities to redeem (i) $16,249,420 in principal amount of the 8.50% Preferred Securities issued by Gold Banc

Capital Trust, formerly ABI Capital Trust and (ii) $28,750,000 in principal amount of the 8.75% Preferred Securities issued by GBCI Capital Trust.

     We formed Gold Banc Capital Trust V on November 8, 2004. Effective November 10, 2004, Gold Banc Capital Trust V issued $38.0 million of trust-preferred securities to institutional investors. Gold Banc Capital Trust V used the proceeds from the issuance of the trust-preferred securities, as well as our $1,176,000 capital investment in the trust, to purchase $39,176,000 of junior subordinated deferrable interest debentures issued by us. The debentures mature on December 15, 2034, and may be redeemed, at our option, after December 15, 2009. The interest rate of the debentures is fixed at 5.90% for a five-year period through December 15, 2009. Thereafter, interest is at a floating rate equal to LIBOR plus 2.10%. Interest is payable quarterly. The trust-preferred securities carry an interest rate identical to that of the related debenture. On November 15, 2004, we used the proceeds of Gold Banc Capital Trust V's issuance of trust-preferred securities to redeem $37,550,000 in principal amount of the 9.12% Preferred Securities issued by GBCI Capital Trust II.

     We have adopted the provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities." FASB Interpretation No. 46R requires, among other things, that such trusts be deconsolidated. As a result, we no longer consolidate the Trusts in our consolidated financial statements.

     Total expenses associated with the issuance of the trust-preferred securities during 2004 were $0.4 million which are being amortized on a straight-line basis over the life of the related obligations. During 2004, $3.3 million of prepaid offering costs were written off related to the retirement of GBCI Capital Trust, GBCI Capital Trust II and Gold Banc Capital Trust. Amortization of issuance expenses during the years ended December 31, 2004, 2003 and 2002, included in interest expense, aggregated $0.1 million, $0.1 million and $0.1 million, respectively.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

     Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the consolidated balance sheet. The most significant of these are unfunded loan commitments totaling approximately $909.2 million and standby letters of credit, totaling approximately $97.7 million at December 31, 2004. We have various other financial instruments with off-balance sheet risk, such as commercial letters of credit and commitments to purchase and sell when-issued securities. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

     A table summarizing contractual cash obligations (excluding interest) of the Company at December 31, 2004 and the expected timing of these payments follows:

		After One	After Three
		Year	Years
	In One Year	through	through Five	After
(In thousands)	or Less	Three Years	Years	Five	Total

Long-term debt obligations	$166,156	$147,466	$33,987	$430,524	$778,133
Operating lease obligations	3,579	5,505	4,629	14,229	27,942
Purchase obligations	5,643	5,194	2,365	433	13,635
Time Open and C.D.'s	1,106,604	568,273	227,748	749	1,903,374

Total	$1,281,982	$726,438	$268,729	$445,935	$2,723,084

Impact of Inflation and Changes in Prices

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

     See note 1(o) of the Notes to Consolidated Financial Statements.

Forward Looking Information and Statements

     The information included or incorporated by reference in this Report contains certain forward-looking statements with respect to our financial condition, results of operations, plans, objectives, future financial performance and business, including, without limitation:

  statements that are not historical in nature;

  statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends" or similar expressions; and

  statements regarding the timing of the closing of the branch sales.

     Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

  inability to obtain waivers of defaults under our credit facilities or find alternative financing;

  transition and strategies of new management;

  changes in interest margins on loans;

  changes in allowance for loan losses;

  changes in the interest rate environment;

  competitive pressures among financial services companies may increase significantly;

  general economic conditions, either nationally or in our markets, may be less favorable than expected;

  legislative or regulatory changes may adversely affect the business in which our Company and its subsidiaries are engaged;

  technological changes may be more difficult or expensive than anticipated;

  hedging activities may be less effective than anticipated; and

  changes may occur in the securities markets.

     These risks and other risks are described in Exhibit 99.1 to this Annual Report and are incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management

     Asset/liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the re-pricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to re-price quickly through maturity or otherwise. Controlling the maturity or re-pricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the re-pricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

     Along with internal gap management reports, we use an asset/liability modeling service to analyze the Bank's current gap position. The system simulates our Bank's asset and liability base rate scenario and projects future net interest income results under several interest rate assumptions. We strive to maintain an aggregate gap position such that changes in interest rates will not affect net interest income by more than 10% in any 12-month period. We utilize interest rate swap agreements to assist in the management of interest rate sensitivity, as described in "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations". The use of such derivative financial instruments is intended to reduce our interest rate exposure.

     The following table indicates that, at December 31, 2004, if there had been a sudden and sustained increase in prevailing market interest rates, our 2005 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

	Net Interest		Percent
Changes in Interest Rate	Income	Change	Change

	(Dollars in thousands)

200 basis point rise	$143,449	$10,055	7.5%
100 basis point rise	139,303	5,909	4.4%
Base rate scenario	133,394	—	—
50 basis point decline	129,450	(3,944)	(3.0)%
100 basis point decline	125,135	(8,259)	(6.2)%

     The following table sets forth the maturities of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004.

	Interest Rate Sensitivity

	0-3	4 Months to	Over 1 to 5	Over 5
	Months	12 Months	Years	Years	Total

	(Dollars in thousands)
Rate-Sensitive Assets:
Loans (1)	$1,491,698	$302,701	$817,503	$110,522	$2,722,424
Investment securities	34,476	96,604	651,383	133,558	916,021
Other interest-bearing assets	43,286	—	—	—	43,286

Total rate-sensitive assets	$1,569,460	$399,305	$1,468,886	$244,080	$3,681,731

Rate-Sensitive Liabilities:
Savings deposits and interest-bearing
checking (2)	$737,957	$—	$—	$—	$737,957
Time deposits (3)	234,257	696,665	797,836	749	1,729,507
Short-term borrowings	114,668	—	—	—	114,668
Long-term borrowings	272,659	60,312	212,929	232,233	778,133

Total rate-sensitive liabilities	$1,359,541	$756,977	$1,010,765	$232,982	$3,360,265

Interest Rate Derivatives	(190,000)	—	60,000	130,000	—

Net gap	$19,919	$(357,672)	$518,121	$141,098	$321,466

Cumulative gap	$19,919	$(337,753)	$180,368	$321,466

Cumulative ratio of interest-earning assets to
interest-bearing liabilities	115.44%	52.75%	145.32%	104.76%

Ratio of cumulative gap to interest-earning
assets	1.27%	(84.59)%	12.28%	131.71%

(1)	Loans 3 months or less exclude $383,364,000 of loans held for sale.
(2)	Savings deposits and interest-bearing checking 3 months or less exclude $124,249,000 of deposits held for sale.
(3)	Time deposits 3 months or less exclude $173,867,000 of deposits held for sale.

     The cumulative gap value shown above indicates that a small rise or fall in interest rates would not have a material effect on net interest income. Our ability to re-price rates on savings deposits and interest-bearing checking accounts in line with our markets or need for deposits helps with the management of margins. Historically, rate changes on these deposits have not reflected the full effect of overall rate movements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Gold Banc Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company disposed of CompuNet Engineering, Inc., a wholly owned subsidiary of the Company in 2004. The assets, liabilities, and results of operations of CompuNet are included in discontinued operations in the accompanying consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gold Banc Corporation, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
March 24, 2005

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Dollars in thousands)

	2004	2003

ASSETS
Cash and due from banks	$65,011	$78,124
Federal funds sold and interest-bearing deposits	43,286	38,978

Total cash and cash equivalents	108,297	117,102

Investment securities:
Available-for-sale, at fair value	498,763	842,900
Held-to-maturity (fair market value of $411,232 and $138,093
as of December 31, 2004 and 2003, respectively)	411,802	133,492
Trading, at fair value	5,456	9,692

Total investment securities	916,021	986,084

Loans	2,716,700	2,810,749
Allowance for loan losses	(32,108)	(34,017)

Loans, net	2,684,592	2,776,732

Mortgage loans held for sale, net	5,724	5,883
Premises and equipment, net	51,613	59,045
Goodwill	30,484	30,484
Other intangible assets, net	5,336	6,084
Accrued interest and other assets	57,807	52,117
Cash surrender value of bank-owned life insurance, net of
surrender charges	82,992	80,218
Assets held for sale	387,510	204,973
Assets of discontinued operation	—	3,903

Total assets	$4,330,376	$4,322,625

See accompanying notes to consolidated financial statements.

	2004	2003

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$2,786,774	$2,817,274
Securities sold under agreements to repurchase	112,205	127,789
Federal funds purchased and other short-term borrowings	2,463	7,260
Subordinated debt	116,599	114,851
Long-term borrowings	661,534	631,526
Accrued interest and other liabilities	30,231	26,411
Liabilities held for sale	350,186	347,169
Liabilities of discontinued operation	—	628

Total liabilities	4,059,992	4,072,908

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized, no
shares issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, and
45,011,227 and 44,567,417 shares issued at December 31,
2004 and 2003, respectively	45,011	44,567
Additional paid-in capital	129,381	122,444
Retained earnings	146,360	132,082
Accumulated other comprehensive loss, net	(6,007)	(2,812)
Unearned compensation	(10,072)	(12,275)

	304,673	284,006
Less treasury stock (4,824,575 shares at December 31, 2004 and
2003)	(34,289)	(34,289)

Total stockholders' equity	270,384	249,717

Commitments and contingent liabilities

Total liabilities and stockholders' equity	$4,330,376	$4,322,625

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004, 2003, and 2002
(Dollars in thousands)

	2004	2003	2002

Interest income:
Loans, including fees	$166,051	$170,439	$160,634
Investment securities	35,915	37,346	34,613
Other	2,170	1,921	2,275

Total interest income	204,136	209,706	197,522

Interest expense:
Deposits	59,044	59,229	64,980
Borrowings and other	29,698	32,423	33,039

Total interest expense	88,742	91,652	98,019

Net interest income	115,394	118,054	99,503
Provision for loan losses	5,895	13,064	19,420

Net interest income after provision for loan losses	109,499	104,990	80,083

Other income:
Service fees	15,618	17,626	17,457
Investment trading fees and commissions	2,824	5,004	5,649
Net gains on sales of mortgage loans	1,447	2,746	2,201
Unrealized gains (losses) on trading securities	(53)	30	(42)
Realized gains (losses) on securities	(11,359)	1,847	9,542
Gain on sales of branch facilities	20,574	5,738	2,380
Gain on sale of credit card portfolio	1,156	—	—
Bank-owned life insurance	3,766	3,717	3,463
Trust fees	4,249	3,721	2,414
Other	1,097	1,129	2,423

Total other income	39,319	41,558	45,487

Other expense:
Salaries and employee benefits	50,683	52,044	44,174
Expenses for the settlement of qui tam litigation	16,500	—	—
Data processing	8,131	8,214	6,651
Net occupancy expense	7,316	7,652	6,218
Depreciation expense	6,505	6,653	6,250
Professional services	6,384	5,697	6,067
Amortization of prepaid offering expenses	3,365	136	136
Losses and expenses resulting from misapplication of bank funds, net of
recoveries	—	(1,868)	136
Other expenses	19,410	21,574	18,823

Total other expense	118,294	100,102	88,455

See accompanying notes to consolidated financial statements.

Net earnings from continuing operations before income taxes	30,524	46,446	37,115
Income tax expense	10,886	13,644	11,372

Net earnings from continuing operations	19,638	32,802	25,743

Net earnings (loss) from discontinued operation, net of tax	(551)	(3,392)	474

Net earnings	$19,087	$29,410	$26,217

Net earnings from continuing operations per share—basic	0.50	0.86	0.76
Net earnings (loss) from discontinued operation per share—basic	(0.01)	(0.09)	0.02

Net earnings per share – basic	$0.49	$0.77	$0.78

Net earnings from continuing operations per share —diluted	0.50	0.86	0.76
Net earnings (loss) from discontinued operation per share—diluted	(0.01)	(0.09)	0.02

Net earnings per share – diluted	$0.49	$0.77	$0.78

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2004, 2003, and 2002
(Dollars in thousands)

					Accumulated
			Additional		Other
	Preferred	Common	paid-in	Retained	Comprehensive	Unearned	Treasury
	stock	Stock	capital	earnings	Income (loss)	compensation	stock	Total

Balance at December 31, 2001	$—	38,352	76,584	83,987	(8)	(3,440)	(30,935)	$164,540
Net earnings for 2002	—	—	—	26,217	—	—	—	26,217
Change in unrealized gain on available-for-
sale securities	—	—	—	—	3,497	—	—	3,497

Total comprehensive income for 2002	—	—	—	26,217	3,497	—	—	29,714
Exercise of 86,310 stock options	—	86	188	—	—	—	—	274

Issuance of 5,750,000 shares of common
stock	—	5,750	41,295	—	—	—	—	47,045
Allocation of 105,378 shares held by
Employee Stock Ownership Plan	—	—	190	—	—	568	—	758
Acquisition of 304,500 shares of treasury
stock	—	—	—	—	—	—	(2,185)	(2,185)
Increase in unearned compensation	—	—	—	—	—	(9,560)	—	(9,560)
Dividends paid ($0.08 per common share)	—	—	—	(2,812)	—	—	—	(2,812)

Balance at December 31, 2002	$—	44,188	118,257	107,392	3,489	(12,432)	(33,120)	$227,774
Net earnings for 2003	—	—	—	29,410	—	—	—	29,410
Change in unrealized gain on available-for-
sale securities	—	—	—	—	(6,301)	—	—	(6,301)

Total comprehensive income for 2003	—	—	—	29,410	(6,301)	—	—	23,109
Exercise of 270,433 stock options	—	271	1,812	—	—	—	—	2,083
Restricted stock awards	—	108	1,525	—	—	(650)	—	983
Allocation of 284,005 shares held by
Employee Stock Ownership Plan	—	—	850	—	—	1,807	—	2,657
Acquisition of 583,065 shares of treasury
stock	—	—	—	—	—	—	(6,896)	(6,896)
Sale of 530,000 shares of treasury stock							5,727	5,727
Increase in unearned compensation	—	—	—	—	—	(1,000)	—	(1,000)
Dividends paid ($0.12 per common share)	—	—	—	(4,720)	—	—	—	(4,720)

Balance at December 31, 2003
	$—	44,567	122,444	132,082	(2,812)	(12,275)	(34,289)	$249,717

Net earnings for 2004	—	—	—	19,087	—	—	—	19,087
Amortization of unrealized loss on
investment securities transferred from
available-for-sale to held-to-maturity
portfolio	—	—	—	—	283	—	—	283
Unrealized gain on derivative financial
instruments	—	—	—	—	647	—	—	647
Change in unrealized gain (loss) on
available-for-sale securities	—	—	—	—	(4,125)	—	—	(4,125)

Total comprehensive income for 2004	—	—	—	19,087	(3,195)	—	—	15,892
Exercise of 309,410 stock options	—	309	2,408	—	—	—	—	2,717
Tax benefit of exercise of stock options	—	—	996	—	—	—	—	996
Allocation of 253,182 shares held by
Employee Stock Ownership Plan	—	—	1,945	—	—	1,945	—	3,890
Recognition of stock based employee
compensation	—	135	1,588	—	—	258		1,981
Dividends paid ($0.12 per common share)	—	—	—	(4,809)	—	—	—	(4,809)

Balance at December 31, 2004	$—	45,011	129,381	146,360	(6,007)	(10,072)	(34,289)	$270,384

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003, and 2002
(Dollars in thousands)

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$19,087	$29,410	$26,217
(Income) loss from discontinued operation	551	3,392	(474)
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Provision for loan losses	5,895	13,064	19,420
Allocation of ESOP shares	3,890	2,657	758
Non-cash compensation expense	2,493	1,642	—
(Gains) losses on the sale of securities	11,359	(1,847)	(9,542)
Non-cash portion of recovery from restitution agreement	—	(2,300)	—
Gains on the sale of mortgage loans	(1,447)	(2,746)	(2,201)
Depreciation and amortization	7,256	7,404	6,892
Amortization of investment securities premium, net of accretion	2,239	5,854	1,242
Gain on sale of branches	(20,574)	(5,738)	(2,380)
Loss on the sale of assets, net	—	296	—
Deferred income taxes	(4,378)	3,801	7,806
Net decrease (increase) in trading securities	4,183	(6,237)	3,225
Change in unrealized (gains) losses on trading securities	53	(30)	42
Origination of loans held for sale, net of repayments	(114,874)	(203,980)	(118,640)
Proceeds from sale of mortgage loans held for sale	116,480	228,672	107,042
Other changes:
Accrued interest and other assets	14,199	57,199	21,991
Accrued interest and other liabilities	(4,017)	(1,373)	(6,913)
Increase in cash surrender value of bank-owned life insurance	(3,766)	(3,717)	(3,463)
Net change in operating activities of discontinued operation	2,724	(1)	(135)

Net cash provided by operating activities	$41,353	$125,422	$50,887

Cash flows from investing activities:
Net increase in loans	$(141,388)	$(152,018)	$(599,915)
Principal collections and proceeds from sales and maturities of available-
for-sale securities	396,461	579,630	1,127,759
Purchases of available-for-sale securities	(383,849)	(900,325)	(1,152,681)
Principal collections and proceeds from maturities of held-to-maturity
securities	130,955	70,941	6,644
Purchases of held-to-maturity securities	(95,998)	(5,400)	(182,529)
Net additions to premises and equipment	(1,600)	128	(26,002)
Redemption (purchase) of bank-owned life insurance	980	(20,000)	—
Net decrease (increase) in assets held for sale	(183,135)	(204,375)	—
Net (decrease) increase in liabilities held for sale	3,017	347,169	—
Cash (paid) received in acquisitions and branch sales	(184,743)	(90,019)	117,110

Net cash used in investing activities	$(459,300)	$(374,269)	$(709,614)

(continued)

See accompanying notes to consolidated financial statements.

	2004	2003	2002

Cash flows from financing activities:
Increase in deposits	$398,612	$232,831	$470,295
Proceeds from issuance of subordinated debt	86,599	—	—
Repayment of subordinated debt	(85,342)	—	—
Increase (decrease) in securities sold under agreements
to repurchase	(15,584)	(25,806)	49,923
Repayment of federal funds purchased and
other short-term borrowings	(4,797)	(18,397)	(5,250)
Proceeds from issuance of long-term borrowings	1,094,481	249,000	692,339
Principal payments on long-term borrowings	(1,063,731)	(166,037)	(568,876)
Purchase of treasury stock	—	(4,596)	(2,185)
Sale of treasury stock	—	5,727	—
Proceeds from the issuance of common stock	2,717	2,083	47,319
Tax benefit of exercise of stock options	996	—	—
Dividends paid	(4,809)	(4,720)	(2,812)

Net cash provided by financing activities	$409,142	$270,085	$680,753

Increase (decrease) in cash and cash equivalents	(8,805)	21,238	22,026
Cash and cash equivalents, beginning of year	117,102	95,864	73,838

Cash and cash equivalents, end of year	$108,297	$117,102	$95,864

Supplemental disclosures of cash flow information:
Cash paid for interest	$87,832	$93,184	$96,389
Income taxes paid	15,508	11,322	5,715
Transfer of investment securities from available-for-sale to held-to-
maturity portfolio	314,533	—	—

Non-cash activities related to business combinations:
Operating activities:
Decrease in loans and mortgage loans held for sale	—	—	(39,070)
Increase in premises and equipment	—	—	1,124
Financing activities:
Increase in deposits	—	—	82,408

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies

	(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary bank and companies, collectively referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

	(b)	Nature of Operations

The Company is a bank holding company that owns and operates a community bank with branches located in Kansas, Missouri, Florida, and Oklahoma. The Company provides a full range of commercial and consumer financial services. The Company owns and operates a full-service broker/dealer and investment firm and a trust company. The Company has determined that its financial services businesses are a single operating segment. As a result of the Company's sale of CompuNet Engineering, Inc. in 2004, its information technology service subsidiary, the Company's consolidated financial statements present CompuNet as a discontinued operation for all years presented.

	(c)	Basis of Presentation

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for prior years have been reclassified to conform to the current year presentation.

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

Held-to-maturity securities are recorded at amortized cost. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses upon disposition of investment securities are included in earnings using the specific identification method for determining the cost of the securities sold. Transfers of available-for-sale securities to the held-to-maturity portfolio to better reflect the Company’s overall interest rate risk management objectives are intended to be infrequent with the total unrealized gain or loss being recorded in accumulated other comprehensive income and amortized to earnings over the life of the securities.

A decline in the fair value of any security below its cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to interest income. Dividend and interest income are recognized when earned.

	(e)	Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, computed on an individual basis. Fair value is computed using the outstanding commitment price from investors. Loan origination and processing fees and related direct origination costs are deferred until the related loan is sold. Revenue from the sale of loans is recognized at the sale date when title passes.

The Company generally does not retain mortgage servicing rights. Sales of mortgage servicing rights are recorded when title has passed, substantially all risks and rewards of ownership have irrevocably passed to the buyer, and any recourse is minor and can be reasonably estimated. Any gains or losses from such sales are recorded at the sale date.

(f)	Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loans held for sale are carried at the lesser of carrying amount or fair value less costs to sell and represent loans identified for pending, planned branch sales.

Interest income on loans is accrued and credited to earnings based on the principal amount outstanding and the applicable rate. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against current period interest income. Interest income is subsequently recognized after the Company has received payment of the full principal balance. Once that principal balance has been received, the Company recognizes interest income that would have been earned as if the loan had continued to accrue interest.

(g)	Allowance for Loan Losses

Provisions for losses on loans receivable are based upon management's estimate of the amount required to maintain an adequate allowance for losses, reflective of the risk in the loan portfolio. This estimate is based on reviews of the loan portfolio, including assessment of the estimated net realizable value of the related underlying collateral, and upon consideration of past loss experience, current economic conditions, and such other factors that, in the opinion of management, deserve current recognition. Impaired loans include all non-accrual loans and loans ninety days delinquent and still accruing interest. Loans are charged off to the extent they are deemed to be uncollectible.

(h)	Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line and accelerated methods based on the estimated useful lives of the related assets.

(i)	Goodwill

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets," (FASB 142) on January 1, 2002, which established new accounting and reporting for acquired goodwill and other intangible assets. Under FASB 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but rather are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over those periods.

(j)	Income Taxes

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

(k)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits.

(l)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share include the effects of all dilutive potential common shares outstanding during each year. The shares used in the calculation of basic and diluted income per share are shown below (in thousands):

	2004	2003	2002

Weighted average common shares
outstanding — basic	38,723	37,961	33,588
Stock options and unvested
restricted stock	306	333	183

Weighted average common shares outstanding — diluted	39,029	38,294	33,771

The Company accounts for stock option awards to employees using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, compensation expense is not recognized. Had compensation cost for the Company's stock options granted been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed under FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts shown below:

	2004	2003	2002

	(Dollars in thousands, except per share data)
Net earnings:
As reported	$19,087	$29,410	$26,217
Stock-based compensation expense included
in reported net earnings, net of tax	2,147	1,070	—
Deduct total stock-based employee
compensation determined under fair value
method, net of tax	(2,667)	(1,625)	(299)

Pro forma	$18,567	$28,855	$25,918

Basic earnings per share:
As reported	0.49	0.77	0.78
Pro forma	0.47	0.76	0.77
Diluted earnings per share:
As reported	0.49	0.77	0.78
Pro forma	0.47	0.75	0.77

(m)	Derivatives

The Company is exposed to market risk, including changes in interest rates. To manage the volatility relating to this exposure, the Company utilizes certain derivative instruments. Derivatives utilized in hedging relationships are designated, based on the exposure being hedged, as fair value or cash flow hedges. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative, as well as gains and losses attributable to the change in fair value of the hedged item, are recognized in current earnings. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income (loss). The ineffective portion is recognized in current earnings. The company assesses the effectiveness of the derivative instruments on an ongoing basis. If it is determined that these instruments are ineffective, hedge accounting will be discontinued with changes in the fair value of the instruments recorded in current period earnings.

(n)	Impact of Recently Issued Accounting Standards

In March 2004, the SEC staff released Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105), which provided recognition and disclosure guidance for entities entering loan commitments that are required to be accounted for as derivative instruments. The Company’s adoption of SAB 105 did not have a significant impact on the Company’s consolidated financial statements.

In March 2004, The Emerging Issues Task Force (EITF) issued consensus Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (Issue 03-1), which provided guidance for evaluating whether an investment is other-than-temporarily impaired. The recognition and measurement provisions of Issue 03-1 were effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 with the disclosure provisions generally effective for annual financial statements for fiscal years ended after December 15, 2004. In September 2004, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) EITF 03-1-a, which effectively delays certain recognition and measurement provisions of the Issue. The Company is currently evaluating the impact of Issue 03-1 on the Company's consolidated financial statements, has made required disclosures, and intends to comply with all provisions of Issue 03-1 as they are effective.

On July 27, 2004, the Derivatives Implementation Group (DIG) issued Statement 133 Implementation Issue No. G25, "Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans", (G25). G25 permits companies to hedge pools of prime-based assets or liabilities (or other "non-benchmark-based" pools) using a "first-payments-received" method. Based on this guidance, derivatives can be used as a hedging instrument, as long as the derivative meets the requirements of FASB Statement No. 133 (that is, the derivative must still be "highly effective" at achieving offsetting changes in cash flows and any "ineffectiveness" must be recognized in earnings). This issue is applicable to the Company’s current hedging strategy described in Note 13 of the Company’s Notes to Consolidated Financial Statements.

On December 16, 2004, The FASB published FASB Statement No. 123 (revised 2004), "Share-Based Payment" (FASB 123), requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements as an expense. The Company will implement this new standard for the quarter ended September 30, 2005, in accordance with its requirements. The Company cannot currently quantify with precision the effect that this standard would have on the financial position or results of operations in the future, except that the Company likely will recognize a greater expense for any awards that are granted in the future versus using the current guidance.

On December 16, 2004, The FASB published FASB Statement No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transactions" (FASB 153), which addresses the measurement of exchanges of non-monetary assets. The amendments are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. The Statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of FASB 153 on the consolidated financial statements and will implement this new standard for the quarter ended September 30, 2005, in accordance with its requirements.

(o)	Related Parties

At December 31, 2004, the Company has a commitment to invest up to $5.0 million in a Small Business Investment Company in which a member of the board of directors is a principal and has a current investment outstanding of $2.0 million. The current carrying value of this investment is $1.8 million. The balance of this investment was $0.7 million as of December 31, 2003 with a carrying value of $0.6 million.

(2)	Discontinued Operation

During the fourth quarter of 2003, the Company announced its intent to dispose of CompuNet Engineering, Inc. (CompuNet). CompuNet was a wholly-owned subsidiary of the Company that engaged in technology and e-commerce services. As a result of the disposition of this business, in 2003 the Company recorded an estimated pre-tax impairment charge of $4.1 million ($2.7 million after tax), to reduce the carrying value of the net assets (including goodwill) to their fair value net of selling costs. On February 4, 2004, the Company completed the sale of CompuNet to an outside investor. The financial after-tax impact of CompuNet operations in 2004 until the sale date resulted in an additional loss from discontinued operations of $0.6 million for that period. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company has presented CompuNet as a discontinued operation. The following table presents the net assets (carrying value) of CompuNet as of December 31, 2003 (amounts in thousands):

Cash	$331
Other assets	2,761
Property, plant and equipment, net	395
Goodwill	416
Accounts payable and accrued expenses	(599)
Long-term debt	(2)
Other liabilities	(27)

Net assets	$3,275

Summarized results of operations related to CompuNet (as reported in discontinued operation) are as follows for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands):

	2004	2003	2002

Operating revenue	$339	$8,171	$18,054
Operating expenses	(165)	(9,475)	(17,035)

Operating income (loss)	174	(1,304)	1,019
Non-operating expenses, net	(1,022)	(174)	(190)
Impairment charge	—	(4,145)	—

Income (loss) before income taxes	(848)	(5,623)	829
Provision for income taxes	297	2,231	(355)

Income (loss) from discontinued operation	$(551)	$(3,392)	$474

(3)	Dispositions

Sale of Credit Card Portfolio. On June 15, 2004, the Company entered into an agreement to dispose of its credit card portfolio and recognized a gain of $1.2 million.

Sale of Seven Gold Bank-Kansas branches. On September 16, 2003, the Company announced that it had entered into an agreement for the sale of seven Gold Bank-Kansas branches. An employee-investor group led by the regional Gold Bank-Kansas president in Marysville, Kansas, agreed to purchase the Gold Bank-Kansas branches. The sale of the Gold Bank-Kansas branches closed on February 13, 2004. As of the date of closing, the deposits and loans of the seven Gold Bank-Kansas branches were $333.4 million and $194.8 million, respectively. Total property, plant and equipment net of accumulated depreciation was $3.8 million. Such are shown as assets and liabilities held for sale as of December 31, 2003. In addition, goodwill of $0.6 million was allocated to these branches. In connection with the sale of these branches, the Company recorded a gain of $16.2 million.

Sale of Elkhart branch. On August 28, 2003, Gold Bank-Oklahoma entered into an agreement for the sale its branch location in Elkhart, Kansas to ColoEast Bankshares. The sale of this Gold Bank-Kansas branch closed on February 5, 2004. As of the date of closing, the deposits and loans of this Gold Bank-Oklahoma branch were $30.0 million and $3.2 million, respectively. Total property, plant and equipment net of accumulated depreciation was $0.3 million. Such are shown as assets and liabilities held for sale as of December 31, 2003. In connection with the sale of this branch, the Company recorded a gain of $0.9 million.

Sale of Weatherford, Geary and Cordell, Oklahoma branches. On February 13, 2004, Gold Bank-Oklahoma entered into an agreement for the sale of its branch locations in Weatherford, Geary and Cordell, Oklahoma to Bank of Western Oklahoma of Elk City. The sale of these Gold Bank-Oklahoma branches closed on May 7, 2004. As of the date of closing, the deposits and loans of these Gold Bank-Oklahoma branches were $63.0 million and $18.6 million, respectively. In connection with the sale of these branches, the Company recorded a gain of $3.6 million.

Sale of Guymon Branch. On December 24, 2002, Gold Bank-Oklahoma entered into an agreement for the sale of its Guymon, Oklahoma branch location to City National Bank and Trust Company of Guymon, Oklahoma. The deposits and loans of this branch were approximately $36.0 million and $5.5 million, respectively, at the closing date. The sale of this branch closed on April 11, 2003, following receipt of regulatory approvals. In connection with the sale of the Guymon branch location, the Company recorded a gain of approximately $0.9 million.

Sale of Wakita & Helena Branches. On March 4, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its Helena and Wakita, Oklahoma branch locations to Farmers Exchange Bank of Cherokee, Oklahoma. The aggregate deposits and loans of these Gold Bank-Oklahoma branches were approximately $17.0 million and $3.0 million, respectively, at the closing date. The sale of these branches closed on May 30, 2003 upon receipt of regulatory approvals. In connection with the sale of these branches, the Company recorded a gain of approximately $0.3 million.

Sale of LaCygne and Pleasanton Branches. On June 10, 2003, Gold Bank-Kansas entered into an agreement for the sale of its LaCygne and Pleasanton, Kansas branch locations to Labette Bank. The aggregate deposits and loans of these Gold Bank-Kansas branches were approximately $38.0 million and $15.0 million, respectively, at the closing date. The sale of these branches closed on August 15, 2003 upon receipt of regulatory approvals. In connection with the sale of these branches, the Company recorded a gain of approximately $1.8 million.

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

(4)	Losses and Expenses Resulting from Misapplication of Bank Funds, Net of Recoveries

During 2002, 2001 and 2000, Michael W. Gullion, the Company's former Chief Executive Officer diverted funds to his account for personal use, as well as the use of the Company's credit card for personal use and improper reimbursement of personal expenses. Such amounts, along with the costs of an investigation that uncovered the activity, aggregated $136,000 during 2002.

During the year ended December 31, 2003, the Company reached an agreement with the former chief executive officer in which the Company received approximately $3.5 million of restitution. The restitution amount consisted of $1.2 million in cash and 212,864 shares of the Company's common stock, and has been netted against expenses of $1.6 million incurred in 2003 by the Company in connection with the investigation.

(5)	Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities by major security category at December 31, 2004 and 2003 are as follows (dollars in thousands):

	2004

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Available-for-sale:
U.S. government-sponsored enterprise obligations	$326,209	$—	$(5,186)	$321,023
Obligations of states and political subdivisions	13,640	34	(40)	13,634
Mortgage-backed securities	125,028	2	(1,398)	123,632
Other	40,571	158	(255)	40,474

Total	$505,448	$194	$(6,879)	$498,763

Held-to-maturity:
U.S. government-sponsored enterprise obligations	$251,770	$10	$(4,151)	$247,629
Obligations of states and political subdivisions	19,656	224	(62)	19,818
Mortgage-backed securities	95,881	699	(175)	96,405
Other	44,495	2,885	—	47,380

Total	$411,802	$3,818	$(4,388)	$411,232

	2003

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Available-for-sale:
U.S. government-sponsored enterprise obligations	$604,435	$874	$(5,733)	$599,576
Obligations of states and political subdivisions	47,120	1,563	(70)	48,613
Mortgage-backed securities	154,475	419	(1,035)	153,859
Other	40,808	49	(5)	40,852

Total	$846,838	$2,905	$(6,843)	$842,900

Held-to-maturity:
Obligations of states and political subdivisions	$955	35	$—	$990
Mortgage-backed securities	87,329	1,399	(2)	88,726
Other	45,208	3,169	—	48,377

Total	$133,492	$4,603	$(2)	$138,093

The above table does not include trading securities. The Company's trading portfolio consists of Federal agency securities, tax-exempt bonds and equity securities.

Other securities classified as available-for-sale consist primarily of restricted stock in the Federal Reserve Bank ($4,487,850) and Federal Home Loan Banks ($29,709,100) that are required to be maintained by the Company, as well as certain other debt and equity securities. These stocks are required to be held for regulatory purposes and for borrowing availability based on the capital structure and borrowing amounts, respectively.

The table above shows that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2004 and 2003. This temporary impairment represents the amount of loss that would be realized if the securities were sold December 31, 2004 and occurs as a result of changes in the overall bond yields between the purchase date of the bond and valuation date. Securities that were temporarily impaired at December 31, 2004 are shown below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized	Fair	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Value	Losses

U.S. government sponsored
enterprise obligations	$202,690	$2,917	$117,292	$2,269	$319,982	$5,186
Obligations of state and
political subdivisions	6,355	31	474	9	6,829	40
Mortgage-backed
securities	84,992	1,020	30,186	378	115,178	1,398
Other	—	—	1,386	255	1,386	255

Total temporarily
impaired securities	$294,037	$3,968	$149,338	$2,911	$443,375	$6,879

At December 31, 2004 the total available for sale portfolio consisted of 149 individual securities, of which 90 securities were in an unrealized loss position. Securities that had an unrealized loss for a period greater than 12 months amounted to 29 specific securities. Management examined the Company’s portfolio for any impairment in value and took a $10.8 million impairment charge to reduce the carrying value of three high-yield tax-free investments. There are no such remaining high-yield, tax-free investments in our portfolio. Management does not believe that the impairment on any additional securities is other than temporary.

During 2004, the Company executed an interest-rate-risk strategy whereby a total of $312.5 million of investment securities were reclassified from available-for-sale to held-to-maturity to better reflect the nature of the investment securities within its overall interest rate risk management objectives. The Company believes that the amount of securities in the held-to-maturity category provides desirable insulation to its tangible equity level in a rising interest rate environment and fits its balance sheet needs. Such transfers are intended to be infrequent with the total unrealized gain or loss being recorded in accumulated other comprehensive income and amortized to earnings over the lives of the securities.

The amortized cost and estimated fair values of investment securities at December 31, 2004 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2004

	Held-to-maturity		Available-for-sale

	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value

Due in one year or less	$1,646	$1,664	$4,762	$4,752
Due after one year
through five years	227,014	223,375	316,317	311,366
Due after five years
through ten years	33,441	33,028	19,181	18,949
Due after ten years	9,325	9,380	300	297
Mortgage-backed
securities	95,881	96,405	125,028	123,632
Other	44,495	47,380	39,860	39,767

Total	$411,802	$411,232	$505,448	$498,763

The following table presents proceeds from sales of securities and the components of net securities gains (losses) (dollars in thousands):

	2004	2003	2002

Proceeds from sales	$532,872	$271,934	$270,645

Realized gains	$251	$3,650	$10,812
Realized losses	(764)	(1,803)	(1,270)
Realized losses from other than
temporarily impaired securities	(10,846)	—	—

Net realized gains (losses)	$(11,359)	$1,847	$9,542

At December 31, 2004, 2003 and 2002, investment securities with fair values of approximately $576,221,000, $742,069,000 and $535,140,000, respectively, were pledged to secure public deposits and for other purposes.

(6)	Loans

Loans are summarized as follows as of December 31, 2004 and 2003 (dollars in thousands):

	2004	2003

Real estate	$1,305,186	$1,293,942
Real estate-construction	792,063	656,163
Commercial	908,287	893,317
Agricultural	62,774	113,641
Consumer and other	31,754	53,975

	3,100,064	3,011,038

Loans held for sale	383,364	200,289

	$2,716,700	$2,810,749

As discussed in notes 3 and 24, loans of certain branches at December 31, 2004 and 2003 have been reclassified as held for sale in the summary above. At December 31, 2004, loans of $1,168,099,000 were pledged as collateral to the Federal Home Loan Bank of Topeka.

Loans outstanding to directors and executive officers of Gold Banc and its subsidiaries were $30,264,000 and $57,885,000 at December 31, 2004 and 2003, respectively. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization considerations, and do not represent more than a normal risk of collection. Reclassifications are due to changes in members of the board of directors and the consolidation of bank charters. Changes in such loans for 2004 were as follows (dollars in thousands):

Balance at December 31, 2003	$57,885
Additions	9,459
Reclassifications	(36,370)
Amounts collected	(710)

Balance at December 31, 2004	$30,264

Impaired loans include all non-accrual loans and loans ninety days delinquent and still accruing interest. Impaired loans approximated $15,693,000, $32,370,000 and $15,867,000 at December 31, 2004, 2003 and 2002, respectively. The interest income not recognized on impaired loans was approximately $1,474,000, $1,454,000 and $763,000 in 2004, 2003, and 2002, respectively. Non-accrual loans amounted to $15,100,000, $23,131,000 and $15,077,000 at December 31, 2004, 2003 and 2002, respectively. Loans 90 days or more delinquent and still accruing interest amounted to $593,000, $9,239,000 and $790,000 at December 31, 2004, 2003 and 2002, respectively. Overdrafts reclassified as loans amounted to $1,567,000 and $1,606,000 as of December 31, 2004 and 2003, respectively.

The following table shows the recorded investment in impaired loans, the amount of that recorded investment for which there is a related allowance for credit losses and the amount of that allowance, and the amount of that recorded investment for which there is no related allowance for credit losses as of December 31, 2004 and 2003 (dollars in thousands):

	2004	2003

Impaired loans for which an allowance has been
established	$12,982	$23,131
Impaired loans for which no allowance has been
established	2,711	9,239

Total recorded investment in impaired
loans	$15,693	$32,370

Allowance for loan losses allocated to impaired
loans	$1,273	$3,829

The average balance of impaired loans for 2004 and 2003 was $26,358,000 and $22,566,000 based on month-end balances, respectively. The net amount of interest recorded on such loans during their impairment period aggregated $43,000, $955,000 and $27,000 in 2004, 2003 and 2002, respectively.

The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon which the extension of credit is based, relies on management's credit evaluation of the counterparty. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The Company's banking operations are located throughout the states of Kansas, Oklahoma, Missouri, and Florida; therefore, the Company's loan portfolio has no unusual geographic concentrations of credit risk beyond the markets it serves.

Activity in the allowance for loan losses during the years ended December 31, 2004, 2003, and 2002, are as follows (dollars in thousands):

	2004	2003	2002

Balance at beginning of year	$34,017	$33,439	$26,097
Provision for loan losses	5,895	13,064	19,420
Allowance adjustment for branches sold	(1,820)	—	—
Allowance adjustment for credit card sale	(100)	—	—
Charge-offs	(6,953)	(13,522)	(13,837)
Recoveries	1,069	1,036	1,759

Balance at end of year	$32,108	$34,017	$33,439

During 2004, the Company sold loans aggregating $216,600,000 as part of the sale of branch facilities. The related allowance for loan losses was included as part of the net assets sold to determine the gain on sale.

(7)	Premises and Equipment, net

Premises and equipment are summarized as follows as of December 31, 2004 and 2003 (dollars in thousands):

	Depreciable
	Life	2004	2003

Land	—	$10,164	$9,838
Buildings and leasehold improvements	39 years	37,713	42,783
Furniture, fixtures, and equipment	5-7 years	33,818	40,227
Software	3 years	9,549	6,964
Automobiles	5 years	466	755

		91,710	100,567
Accumulated depreciation		35,951	37,436

		55,759	63,131

Premises and equipment held for sale		4,146	4,086

		$51,613	$59,045

As discussed in notes 3 and 24, premises and equipment of certain branches at December 31, 2004 and 2003 have been reclassified as held for sale in the summary above. Depreciation expense from continuing operations totaled $6,505,000, $6,653,000, and $6,250,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The majority of the Company's operations are conducted in premises owned by the Company. In some cases, leases have been entered into for equipment and space with terms that generally do not exceed ten years. Following is a schedule, by year, of future minimum lease payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2004 (dollars in thousands):

Year ending
December 31,		Amount

2005		$3,579
2006		3,116
2007		2,389
2008		2,282
2009		2,347
Thereafter		14,229

	Total minimum payments required	$27,942

The Company records rent expense over the term of the lease. Rent expense amounted to approximately $3,712,000, $3,491,000 and $2,112,000 for the years ended December 31, 2004, 2003, and 2002, respectively, and is included in net occupancy expense in the accompanying consolidated statements of operations.

(8)	Deposits

Deposits are summarized as follows as of December 31, 2004 and 2003 (dollars in thousands):

	2004	2003

Demand:
Non-interest bearing	$371,380	$355,637

Interest-bearing:
NOW	353,240	263,431
Money market	428,662	545,558

	781,902	808,989

Total demand	1,153,282	1,164,626
Savings	80,304	106,223
Time	1,903,374	1,893,594

	3,136,960	3,164,443

Deposits held for sale	350,186	347,169

	$2,786,774	$2,817,274

As discussed in notes 3 and 24, deposits of certain branches at December 31, 2004 and 2003 have been reclassified as held for sale in the summary above. Time deposits include certificates of deposit of $100,000 and greater totaling $527,591,000 and $902,807,000 at December 31, 2004 and 2003, respectively.

Principal maturities of time deposits at December 31, 2004 were as follows (dollars in thousands):

Amount

Year

2005	$1,106,604
2006	331,946
2007	236,327
2008	128,184
2009	99,564
Thereafter	749

$1,903,374

(9)	Securities Sold Under Agreements to Repurchase

Data concerning securities sold under agreements to repurchase was as follows as of December 31, 2004 and 2003 (dollars in thousands):

2004		2003

Average monthly balance during the year	$133,501	$140,555
Maximum month-end balance during the year	159,020	158,305
Balance at December 31,	112,205	127,789

Weighted average interest rate	1.80%	1.34%

At December 31, 2004, such agreements were secured by investment and mortgage-backed securities. Pledged securities are placed with a safekeeping agent under the direction of the Company.

(10)	Federal Funds Purchased and Other Short-Term Borrowings

Following is a summary of federal funds purchased and other short-term borrowings at December 31, 2004 and 2003 (dollars in thousands):

	2004	2003

Other borrowings, weighted average interest rates
of 5.75% and 4.26% at December 31, 2004
and 2003	$1,063	$4,775
Advances under a $10.0 million line of credit from
LaSalle Bank N.A., interest at LIBOR plus
1.25%, matured on July 1, 2004 (extended to
September 30, 2004), secured by common
stock of subsidiary bank, terminated on
September 30, 2004	—	1,500
Advances under a $25.0 million line of credit from
Bank One, N.A., interest at LIBOR plus
1.25% or interest at the Bank One prime rate,
maturing on October 1, 2005, secured by
common stock of subsidiary bank	—	—
Treasury, Tax and Loan	1,400	985

	$2,463	$7,260

(11)	Long-Term Borrowings

Following is a summary of long-term borrowings at December 31, 2004 and 2003 (dollars in thousands):

	2004	2003

FHLB borrowings by subsidiary banks bearing
weighted average fixed interest rates of 4.47%
and 4.50% at December 31, 2004 and 2003,
secured by qualifying one-to-four-family
mortgage loans, with maturity dates ranging
to 2013	$571,854	$489,900
Long-term repurchase agreements by subsidiary
bank bearing weighted average fixed interest
rate of 2.32%, secured by investment
securities, maturing in 2006	80,000	130,000
Note payable of Gold Banc Corporation, Inc.
Employee Stock Ownership Plan, weighted
average interest rate of 4.26% and 2.93% at
December 31, 2004 and 2003, secured by
1,402,866 and 1,353,807 shares of Company
common stock at December 31, 2004 and 2003,
respectively, maturing in December 2006	9,680	11,626

	$661,534	$631,526

Included in the carrying value of the FHLB debt is an unamortized fair value adjustment of $4,919,000. The debt was hedged under a fair-value hedge (see note 13) until November 30, 2004, at which time the related derivative was terminated. The unamortized gain will be amortized to earnings over the life of the related FHLB debt, using the straight-line method which is not materially different from the effective interest method required under APB 21-"Interest on Receivables and Payables". The annual expense recorded in earnings will be $800,000 over the term of the underlying debt. Termination of the debt would result in amortization of the remaining balance into earnings.

Principal maturities of long-term borrowings at December 31, 2004 are as follows (dollars in thousands):

Year ending
December 31,	Amount

2005	$166,669
2006	103,782
2007	50,484
2008	19,900
2009	13,000
Thereafter	312,618

666,453
Unamortized gain	(4,919)

Total	$661,534

None of the Company borrowings have any related compensating balance requirements, which restrict the usage of Company assets. However, regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of the amounts shown as consolidated "cash and due from banks" from everyday usage in operation of the Bank.

(12)	Subordinated Debt

Following is a summary of subordinated-debt and trust-preferred securities at December 31, 2004 and 2003 (dollars in thousands):

	2004	2003

Subordinated-debt securities maturing November 2031 with semiannual interest at a variable rate, based upon the six-month LIBOR plus 3.75%
(6.44% as of December 31, 2004)	$30,000	$30,000
Subordinated-debt securities maturing on April 23, 2034, may be redeemed, at the option of the Company, after April 23, 2009, interest rate fixed at
5.80% for a five-year period through April 23, 2009; thereafter, interest
is at a floating rate equal to LIBOR plus 2.75%, adjustable quarterly	16,495	—
Subordinated-debt securities previously issued by Gold Banc Capital Trust,
formerly ABI Capital Trust, interest rate fixed at 8.50%	—	16,752
Subordinated-debt securities maturing on April 7, 2034, may be redeemed, at the option of the Company, after April 7, 2009, interest rate floating
equal to LIBOR plus 2.75%, adjustable quarterly	30,928	—
Subordinated-debt securities previously issued by GBCI Capital Trust,
interest rate fixed at 8.75%	—	29,639
Subordinated-debt securities maturing on December 15, 2034, may be redeemed, at the option of the Company, after December 15, 2009, interest rate fixed at 5.90% for a five-year period through December 15, 2009; thereafter, interest is at a floating rate equal to LIBOR plus 2.10%, adjustable
quarterly	39,176	—
Subordinated-debt securities previously issued by GBCI Capital Trust II,
interest rate fixed at 9.12%	—	38,711
Gain on hedged debt	—	(251)

	$116,599	$114,851

Subordinated Debt. The Company's floating rate subordinated-debt securities mature November 2031 and pay interest semiannually at a variable rate, based upon the six-month LIBOR plus 3.75%. The Company has the right to redeem the securities on or after November 2011 at par value plus any accrued but unpaid interest.

Total expenses associated with the issuance of the floating rate subordinated-debt securities were $910,000 and are being amortized on a straight-line basis over the life of the securities. Amortization during the years ended December 21, 2004, 2003 and 2002, and included in interest expense, was $182,000, $182,000, and $182,000, respectively.

Trust-Preferred Securities. The Company formed three statutory trusts during 2004 to issue a total of $84.0 million in trust-preferred securities. The three offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company owns 100% of the common securities of all three trusts. The trusts were formed with the sole purpose of issuing the trust-preferred securities and investing the proceeds from the sale of such trust-preferred securities in subordinated debentures issued by the Company. The debentures held by the trusts are the sole assets of the trusts. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of the three trusts under the preferred securities.

The Company formed Gold Banc Trust III on March 11, 2004. Effective March 15, 2004, Gold Banc Trust III issued $16,000,000 of trust-preferred securities to institutional investors. Gold Banc Trust III used the proceeds from the issuance of the trust-preferred securities, as well as the Company's $495,000 capital investment in the trust, to purchase $16,495,000 of junior subordinated debt securities issued by the Company. The debentures mature on April 23, 2034, and may be redeemed, at the option of the Company, after April 23, 2009. The interest rate of the debentures is fixed at 5.80% for a five-year period through April 23, 2009. Thereafter, interest is at a floating rate equal to LIBOR plus 2.75%, adjustable quarterly. Interest is payable quarterly. The trust-preferred securities carry an interest rate identical to that of the related debenture.

The Company formed Gold Banc Trust IV on March 12, 2004. Effective March 15, 2004, Gold Banc Trust IV issued $30 million of trust-preferred securities to institutional investors. Gold Banc Trust IV used the proceeds from the issuance of the trust-preferred securities, as well as the Company's $928,000 capital investment in the trust, to purchase $30,928,000 of floating rate junior subordinated-debt securities issued by the Company. The debentures mature on April 7, 2034 and may be redeemed, at the option of the Company, after April 7, 2009. The interest rate of the debentures is a floating rate equal to LIBOR plus 2.75%, adjustable quarterly. Interest is payable quarterly. The trust-preferred securities carry an interest rate identical to that of the related debenture.

On April 22, 2004, the Company used the proceeds of Gold Banc Trust III's and Gold Banc Trust IV's issuance of trust-preferred securities to redeem (i) $16,249,420 in principal amount of the 8.50% Preferred Securities previously issued by Gold Banc Capital Trust, formerly ABI Capital Trust and (ii) $28,750,000 in principal amount of the 8.75% Preferred Securities previously issued by GBCI Capital Trust.

The Company formed Gold Banc Capital Trust V on November 8, 2004. Effective November 10, 2004, Gold Banc Capital Trust V issued $38 million of trust-preferred securities to institutional investors. Gold Banc Capital Trust V used the proceeds from the issuance of the trust-preferred securities, as well as the Company's $1,176,000 capital investment in the trust, to purchase $39,176,000 of junior subordinated deferrable interest debentures issued by the Company. The debentures mature on December 15, 2034, and may be redeemed, at the option of the Company after December 15, 2009. The interest rate of the debentures is fixed at 5.90% for a five-year period through December 15, 2009. Thereafter, interest is at a floating rate equal to LIBOR plus 2.10%. Interest is payable quarterly. The trust-preferred securities carry an interest rate identical to that of the related debenture. On

November 15, 2004, the Company used the proceeds of Gold Banc Capital Trust V's issuance of trust-preferred securities to redeem $37,550,000 in principal amount of the 9.12% Preferred Securities previously issued by GBCI Capital Trust II.

Total expenses associated with the issuance of the trust-preferred securities during 2004 were $369,000 which are being amortized on a straight-line basis over the life of the related obligations. During 2004, $3,290,000 of prepaid offering costs were written off related to the redemption of the trust-preferred securities issued by GBCI Capital Trust, GBCI Capital Trust II and Gold Banc Capital Trust and are included in other expenses. Amortization of issuance expenses for all trusts (including those retired) during the years ended December 31, 2004, 2003 and 2002, included in interest expense, aggregated $77,000, $125,000 and $125,000, respectively.

(13)	Derivative Financial Instruments

The Company utilizes derivative financial instruments as part of its overall interest rate sensitivity management strategy to mitigate exposure to interest rate risk. The Company entered into three interest rate swap agreements implemented during 2002 with an aggregate notional amount of $82.5 million. The interest rate swaps are derivative financial instruments and were designated as fair value hedges of subordinated debentures. Each swap had a notional amount equal to the outstanding principal amount of the related subordinated debentures, together with the same payment dates, maturity date and call provisions as the related subordinated debentures. Under each of the swaps, the Company paid interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company received a fixed rate equal to the interest that it was obligated to pay on the related subordinated debentures. A $28.7 million notional amount swap agreement was called by the counter-party and terminated on April 7, 2003. A $16.3 million notional amount swap agreement was called by the counter-party and terminated on June 30, 2003. The third and final swap for $37.6 million was called by the counter-party and terminated on November 1, 2004. Under these swap agreements, no payments were due between the parties and the Company recognized no gain or loss when they were called during 2003 and 2004.

In August 2003, the Company entered into seven interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting $190 million of fixed-rate FHLB borrowings into floating rate obligations. These interest rate swaps are derivative financial instruments and were designated as fair value hedges of the FHLB borrowings. Each swap had a notional amount equal to the outstanding principal amount of the related FHLB borrowings, together with the same payment dates, maturity dates and call provisions as the related FHLB borrowings. Under each of the swaps, the Company paid interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, and the Company received a fixed rate equal to the interest that it was obligated to pay on the related FHLB borrowings. As a result of the issuance of Statement 133 Issue G25, "Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans" (G25) in July 2004, the Company opted to terminate these fair value hedges on November 30, 2004, for new cash flow hedges of pools of prime-based loans (discussed below) now permitted under G25. As a result of the termination of these hedges, a cash payment of $5.4 million was made to the counterparty. A loss of $0.6 million due to hedging ineffectiveness was recognized in interest expense during 2004 for these derivatives.

On December 1, 2004, the Company entered into three interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting variable-rate prime-based loans’ interest streams into fixed-rate interest streams. Pools of prime-based loans have been designated under the swaps, the principal amount of these pools corresponding to the hedged transactions equal to 102% of the notional amount of the swaps. The formula for computing net settlements under the swaps is the same for each net settlement; that is, the fixed rate is the same throughout the term of the swap and the variable rate is the prime rate. The re-pricing dates of the swaps match those of the variable-rate assets on which the hedged transactions are based. These interest rate swaps are derivative financial instruments and have been designated as cash flow hedges of prime-based pools of loans. The first swap has a notional value of $60 million and will effectively fix the Company's interest rate at 6.841% plus the credit spread over Prime, if any, with a maturity date of December 2009. The second swap has a notional value of $60 million and will effectively fix the Company's interest rate at 7.0% plus the credit spread over Prime, if any, with a maturity date of December 2010. The third swap has a notional value of $70 million and will effectively fix the Company's interest rate at 7.14% plus the credit spread over Prime, if any, with a maturity date of December 2011.

During the year ended December 31, 2004, the Company received net cash flows of $1.5 million under the subordinated debentures related swaps and $3.5 million on the FHLB debt related swaps for a total of $5.0 million, which was recorded as a reduction of interest expense on borrowings. During the year ended December 31, 2004, the Company received net cash flows of $0.3 million on the seven prime-based loan pools related cash value swaps, which was recorded in interest income on loans. During the year ended December 31, 2004, no losses were recognized in earnings on the cash flow hedges due to hedging ineffectiveness, while $0.7 million of mark-to-market revaluation was recognized in other comprehensive income (loss), with approximately $0.3 million recognized as a deferred tax liability. The carrying value of the mark-to-market asset for the swaps is reported in Accrued interest and other assets in the Consolidated Balance Sheets.

Derivative financial instruments held by the Company for purposes of managing interest rate risk are summarized as follows:

	December 31,

	2004		2003

	Notional	Credit	Notional	Credit
	Amount	exposure	amount	exposure

	(Dollars in thousands)

Interest rate swaps	$190,000	1,300	$227,550	443

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

During 2004, 2003 and 2002, Gold Banc received net cash flows on derivative financial instruments of $5,340,000, $4,336,000, and $1,314,000 respectively. Such amounts were recorded as adjustments of interest income on loans and interest expense on borrowings.

(14)	Income Taxes

Income tax expense (benefit) related to continuing operations for 2004, 2003, and 2002 is summarized as follows (dollars in thousands):

	Current	Deferred	Total

2004:
Federal	$12,878	$(2,243)	$10,635
State	1,047	(796)	251

	$13,925	$(3,039)	$10,886

2003:
Federal	$13,003	$(747)	$12,256
State	1,054	334	1,388

	$14,057	$(413)	$13,644

2002:
Federal	$2,353	$8,034	$10,387
State	44	941	985

	$2,397	$8,975	$11,372

Income tax expense (benefit) from discontinued operations was ($297,000), ($2,231,000), and $355,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred-tax assets and deferred-tax liabilities at December 31, 2004 and 2003 are presented below (dollars in thousands):

	2004	2003

Deferred-tax assets:
Allowance for loan losses	$11,442	$12,018
Unrealized loss on AFS securities	2,977	1,126
Restricted stock awards	366	241
Other	1,276	535

Total deferred-tax assets – continuing
operations	16,061	13,920

Total deferred-tax assets of
discontinued operation	—	1,464

Total deferred assets	16,061	15,384

Deferred-tax liabilities:
FHLB stock dividends	694	383
Premises and equipment	3,560	3,422
Deferred income	328	305
Real estate investment trust income	3,224	6,637
Other	1,942	1,750

Total deferred-tax liabilities from
continued operations	9,748	12,497

Total deferred-tax liabilities of
discontinued operation	—	417

Total deferred-tax liabilities	9,748	12,914

Net deferred-tax assets	$6,313	$2,470

A valuation allowance for deferred-tax assets was not necessary at December 31, 2004 or 2003 due to the Company’s past and expected future profitability.

The Company has deferred income for tax purposes related to its investment in a Real Estate Investment Trust due to a different tax year for a subsidiary entity. As a result of a new regulation promulgated by the Treasury Department in 2002, this income will be included in taxable income ratably over a four-year period beginning in 2002. As a result of this change in tax law, the Company has a remaining deferred income tax liability of $3,200,000 as of December 31, 2004, which will be paid ratably in the years ending December 31, 2005 and 2006.

A reconciliation of expected income tax expense from continuing operations, based on the statutory rate of 35% for 2004, 2003, and 2002, to actual tax expense for 2004, 2003, and 2002 is summarized as follows (dollars in thousands):

	2004	2003	2002

Expected federal income tax expense	$10,683	$16,256	$12,974
Tax-exempt interest	(1,256)	(2,498)	(1,929)
State taxes, net of federal tax benefit	163	902	640
Bank-owned life insurance	(1,318)	(1,331)	(1,092)
Non-deductible portion of qui tam lawsuit
settlement	1,512	—	—
ESOP compensation expense	602	243	—
Other	500	72	779

	$10,886	$13,644	$11,372

(15)	Employee Benefit Plans

The Gold Banc Corporation, Inc. Employee Stock Ownership Plan (ESOP) was formed to acquire shares of Company common stock for the benefit of all eligible employees. At December 31, 2004 and 2003, the ESOP borrowings, used to acquire shares of the Company’s common stock on the open market, totaled $9,680,000 and $11,626,000, respectively, and were secured by 1,402,866 and 1,353,807, respectively, unallocated shares of Company common stock. The ESOP will repay the debt with contributions and dividends received from the Company. Accordingly, the Company has recorded the obligation (see Note 11) with an offsetting amount of unearned compensation included in stockholders’ equity in the accompanying consolidated balance sheets. The amount of annual contributions from the Company is determined by the board of directors. Contributions were approximately $1,618,000, $2,342,000, and $1,088,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004, 2003 and 2002 contributions were used to make principal payments of $1,945,000, $1,807,000 and $568,000. The fair value of the unallocated shares at December 31, 2004 aggregated approximately $20,509,000.

The Company has a 401(k) savings plan for the benefit of all eligible employees. The Company matched 50% of employee contributions up to 5% of base compensation, subject to certain Internal Revenue Service limitations. Contributions charged to salaries and employee benefits expense were $696,000, $913,000 and $717,000 for 2004, 2003, and 2002, respectively.

Under the Company’s stock option plan, options to acquire shares of the Company’s common stock may be granted to certain officers, directors, and employees of the Company. The options enable the recipient to purchase stock at an exercise price equal to or greater than the fair market value of the stock at the date of the grant. Options vest at various annual rates and generally expire ten years from the grant date. A summary of stock option activity is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Shares	average price	Shares	average price	Shares	average price

Outstanding at beginning of year	1,283,921	$8.62	1,561,699	$8.18	1,134,009	$8.00
Granted	45,000	14.40	415,750	10.42	514,000	8.11
Forfeited	(124,451)	9.87	(423,095)	9.44	—	—
Exercised	(309,410)	8.80	(270,433)	7.69	(86,310)	4.71

Outstanding at end of year	895,060	8.67	1,283,921	8.62	1,561,699	8.12

Options exercisable at year-end	437,660	$7.88	579,587	$8.18	653,619	$8.18

The following table summarizes information about the plan’s stock options at December 31, 2004:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
Range of	Number	remaining	Average	Number	average
exercise price	outstanding	contractual life	exercise price	exercisable	exercise price

$4.00-5.25	57,490	4.51	$4.89	54,490	$4.92
6.58-6.81	88,030	3.76	6.77	85,830	6.77
7.03-8.05	398,140	6.70	7.28	181,640	7.25
8.85-11.03	277,900	8.14	10.66	91,200	10.48
12.12-13.25	26,000	5.69	12.80	22,000	12.81
14.40-18.38	47,500	7.83	14.61	2,500	18.38

$4.00-18.38	895,060	6.75	$8.67	437,660	$7.88

Below are the fair values of options granted using an option pricing model and the model assumptions:

	2004	2003	2002

Weighted per share average fair value at
grant date	$4.02	$4.06	$4.47
Assumptions:
Dividend yield	0.79%	1.09%	0.86%
Volatility	23.97%	28.44%	25.96%
Risk-free interest rate	4.37%	3.78%	3.82%
Expected life	10	10	10

During 2004, the Company awarded 32,000 shares of restricted stock and 21,333 restricted stock units to certain employees of the Company. The awards vest over a two-year period. During 2003, the Company awarded 211,000 shares of restricted stock and 140,667 restricted stock units to certain employees of the Company. The awards vest over periods ranging up to 3 years. In addition to the service period requirement, 192,000 shares of restricted stock and 128,000 restricted stock units have a vesting provision whereby the awards do not vest until the Company’s stock price reaches a predetermined level. All awards vest upon a change in control of the Company. Except for restrictions placed on the transferability of restricted stock, holders of restricted stock have full stockholders’ rights during the term of restriction, including voting rights and the rights to receive dividends.

During 2004, 98,800 shares of restricted stock and 2,000 restricted stock units vested, and the Company recorded additional salaries and benefits expense of $3,300,000 and $1,600,000 in 2004 and 2003, respectively. As of December 31, 2004, 86,600 shares of unvested restricted stock and 57,733 restricted stock units were outstanding.

(16)	Intangible Assets and Goodwill

The following table presents information about the Company’s intangible assets as of December 31, 2004 and 2003:

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	amortization	Amount	amortization

	(In thousands)
Core deposit
intangible	$7,508	$2,172	$7,508	$1,421

As of December 31, 2004, the Company does not have any intangible assets that are not being amortized (excluding goodwill). Aggregate amortization expense on intangible assets for the years ended December 31, 2004 and 2003 was $751,000 and $751,000, respectively. The estimated average useful life of such intangible assets is 10 years. Estimated annual amortization expense for the years ending December 31, 2005 through 2009 is as follows (dollars in thousands).

2005	$751
2006	751
2007	751
2008	751
2009	751

Effective January 1, 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" (FASB 142). FASB 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As required by FASB 142, the Company discontinued recording goodwill amortization effective January 1, 2002.

In accordance with FASB 142, the Company is required to perform an annual impairment analysis of its existing goodwill. The Company's goodwill impairment evaluation as of December 31, 2004 indicated that no impairment of goodwill from continuing operations existed. Goodwill of $598,000 was allocated to the seven branches in Kansas sold during 2004. Net assets of discontinued operation included $416,000 of goodwill at December 31, 2003. As described in Note 2, the Company reduced the carrying value of goodwill associated with CompuNet by $4,145,000 in 2003 in connection with the discontinued operation and completed sale of CompuNet in 2004.

(17)	Financial Instruments with Off-Balance Sheet Risk

Financial instruments that represent off-balance sheet credit risk consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $1,006,868,000 at December 31, 2004. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

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

At December 31, 2004, a liability in the amount of $893,000, representing the carrying value of the guarantee obligations associated with standby letters of credit (included in the above total of open commitments), was recorded in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," that requires recognition of the fair value of the liability related to the guarantee issued under standby letters of credit. This amount was offset by a miscellaneous receivable of $741,000 and a charge to earnings of $152,000. These balances will be amortized over the life of the commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $97,700,000 at December 31, 2004.

(18)    Other Expense

Significant items included in other expense in the consolidated statements of operations:

	2004	2003	2002

	(Dollars in thousands)
Marketing and advertising	$2,996	$2,735	$2,748
Postage, delivery and supplies	2,651	3,306	3,374
Loan and real estate owned expenses	2,051	2,235	2,646
Telephone	1,921	2,076	2,161
Regulatory assessments and taxes	1,575	1,278	1,003
Acquisition expenses	1,265	—	—
Travel	1,219	1,258	1,433
Insurance	776	707	634
Core deposit intangible amortization	751	751	500
Directors fees and expenses	525	579	512
Dues and subscriptions	518	592	560
Other expenses	3,162	6,057	3,252

	$19,410	$21,574	$18,823

(19)    Disclosures about the Fair Value of Financial Instruments

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company and its subsidiaries using available market information and valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company and its subsidiaries could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material impact on the estimated fair value amounts.

The estimated fair value of the Company's financial instruments is as follows (dollars in thousands):

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Cash and cash	$108,297	$108,297	$117,102	$117,102
equivalents
Investment
securities	916,021	915,451	986,084	990,685
Mortgage loans
held for sale	5,724	5,724	5,883	5,883
Loans	2,684,892	2,664,681	2,796,732	2,785,163
Loans held for sale	383,364	383,364	200,289	200,289
Deposits	2,786,774	2,769,947	2,817,274	2,820,915
Securities sold
under agreements to
repurchase	112,205	112,205	127,789	127,789
Federal funds
purchased and other
short-term
borrowings	2,463	2,463	7,260	7,260
Long-term financial
borrowings and
subordinated debt	778,133	791,369	746,377	784,943
Deposits held for sale	350,186	384,186	347,169	364,269
Derivative financial
instruments	995	995	(2,002)	(2,002)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and cash equivalents - The carrying amounts of cash and due from banks, federal funds sold and interest-bearing deposits approximate fair value. Federal funds sold generally mature in ninety days or less.

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

  Long-term borrowings and subordinated debt - The fair value of long-term borrowings and subordinated debt is estimated using discounted cash flow analyses based on the Company's and subsidiaries' current incremental borrowing rates for similar types of borrowing arrangements.

  Derivative financial instruments - The fair value of derivative financial instruments is based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, based on dealer quotes.

  Loans and deposits held for sale - The fair value of assets and liabilities held for sale is based on the contractual premium in the branch purchase and assumption agreement.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004, and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date and; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

(20)    Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the table below on a consolidated basis, dollars in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. At December 31, 2004, total risk-based and Tier 1 capital includes approximately $86,599,000 of Trust-Preferred Securities issued by GBCI Trust III, GBCI Trust IV and GBCI Trust V, and at December 31, 2003 and 2002, total risk-based and Tier 1 capital includes approximately $82,549,000 and $74,762,000, respectively, of Trust-Preferred Securities issued by GBCI Capital Trust, GCBI Capital Trust II, and ABI Capital Trusts, which is permitted under regulatory guidelines. As of December 31, 2004, the Company meets all capital adequacy requirements to which it is subject.

The following table sets forth the capital requirements for the Company and its bank subsidiary(ies) (dollars in thousands):

2004				2003			2002

Actual			Minimum required (A)	Actual		Minimum required (A)	Actual		Minimum required (A)

Amount		Ratio		Amount	Ratio		Amount	Ratio

(Dollars in thousands)
Total capital

(to risk-weighted
assets):
Gold Banc
Corporation	$388,451	11.08%	$280,456	$361,002	10.78%	267,955	$327,399	11.02%	$237,715

Gold Bank	377,217	10.81	279,066	—	—	—	—	—	—
Gold Bank – Oklahoma	—	—	—	89,290	11.39	62,728	81,867	10.56	62,049
Gold Bank – Florida	—	—	—	63,355	10.04	50,500	52,233	10.25	40,785
Gold Bank – Kansas	—	—	—	195,768	10.13	154,554	167,053	10.04	133,073

Tier 1 capital

(to risk-weighted
assets):

Gold Banc
Corporation	$326,808	9.32%	$140,228	$296,985	8.87%	133,978	$255,980	8.61%	$118,857

Gold Bank	345,109	9.89	139,533	—	—	—	—	—	—
Gold Bank – Oklahoma	—	—	—	80,856	10.31	31,364	72,422	9.34	31,024
Gold Bank – Florida	—	—	—	57,735	9.15	25,250	47,528	9.32	20,393
Gold Bank – Kansas	—	—	—	175,806	9.10	72,277	147,764	8.88	66,536

Tier 1 capital

(to adjusted quarterly
average assets)
(leverage ratio):
Gold Banc
Corporation	$326,808	7.75%	$168,712	$296,985	7.01%	169,478	$255,980	6.96%	$147,063
Gold Bank	345,109	8.14	169,546	—	—	—	—	—	—
Gold Bank – Oklahoma	—	—	—	80,856	7.29	44,379	72,422	7.37	39,330
Gold Bank – Florida	—	—	—	57,735	7.16	32,276	47,528	7.27	26,132
Gold Bank – Kansas	—	—	—	175,806	7.49	93,834	147,764	7.28	81,153

(A)   Dollar amount required to meet guidelines for adequately capitalized institutions.

During 2004, the banking operations of Gold Bank – Oklahoma, Gold Bank – Florida and Gold Bank – Kansas were merged into a single banking subsidiary known as Gold Bank.

(21)    Parent Company Condensed Financial Statements

Following is condensed financial balance sheet information of the Company as of December 31, 2004 and 2003 and condensed statements of operations and cash flows information for the three years ended December 31, 2004 (dollars in thousands):

Condensed Balance Sheets
December 31, 2004 and 2003

Assets	2004	2003

Cash	$3,285	$2,183
Investment securities	1,220	895
Investment in subsidiaries	387,246	350,525
Other	8,226	9,166

Total assets	$399,977	$362,769

Liabilities and Stockholders' Equity
Subordinated debt	$116,599	$98,099
Borrowings	9,680	13,126
Other	3,314	1,827

Total liabilities	129,593	113,052

Stockholders' equity	270,384	249,717

Total liabilities and stockholders' equity	$399,977	$362,769

Condensed Statements of Operations
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002

Dividends from subsidiaries	$6,600	$5,435	$869
Management fees from subsidiaries	8,647	4,989	10,240
Interest income	191	208	78
Gains (losses) on sale of investments	(30)	57	(18)

Other expense, net	(10,759)	(13,354)	(6,286)

Income (loss) before equity
in undistributed earnings
of subsidiaries	4,649	(2,665)	4,883
Equity in undistributed earnings of
subsidiaries	24,465	38,728	27,494

Earnings before
income tax	29,114	36,063	32,377
Income tax expense	10,027	6,653	6,160

Net earnings	$19,087	$29,410	$26,217

Condensed Statements of Cash Flows
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$19,087	$29,410	$26,217
Non-cash compensation expense	2,493	1,642	—
Allocation of ESOP shares	3,890	2,657	758
Non-cash portion of recovery from
restitution agreement	—	(2,300)	—
Equity in undistributed earnings
of subsidiaries	(24,465)	(38,728)	(27,494)
(Gain) loss on sales of investment
securities	30	(57)	—
Other	985	(394)	5,075

Net cash provided by (used
in) operating activities	2,020	(7,770)	4,556

Cash flows from investing activities:
Net change in investment securities	(355)	13,635	(13,537)
Net additions to premises and equipment	(539)	(801)	(595)
Capital contributions to subsidiaries	(13,982)	(549)	(30,453)

Net cash provided by (used
in) investing activities	(14,876)	12,285	(44,585)

Cash flows from financing activities:
Net change in borrowings	(3,195)	(125)	(1,070)
Purchase of treasury stock	—	(6,896)	(2,185)
Proceeds from sale of treasury stock	—	5,727	—
Proceeds from the issuance of common
stock	3,713	2,083	47,319
Net proceeds from subordinated debt	18,249	—	—
Payment of dividends	(4,809)	(4,720)	(2,812)

Net cash provided by (used
in) financing activities	13,958	(3,931)	41,252

Net increase in cash	1,102	584	1,223
Cash at beginning of year	2,183	1,599	376

Cash at end of year	$3,285	$2,183	$1,599

The primary source of funds available to the Company is the payment of dividends by the subsidiaries and borrowings. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 2004, the subsidiaries could pay dividends of $90,500,000 without prior regulatory approval. Bank regulatory authorities have the authority to prohibit or limit dividends paid by the Company's subsidiary bank to the Company and dividends paid by the Company to its stockholders.

(22)    Comprehensive Income

Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The components of other comprehensive income as shown below are unrealized holding gains and losses on available for sale securities and gains and losses from the mark-to-market of derivative financial instruments in effective cash flow hedges.

The amount of income tax expense or benefit allocated to each component of other comprehensive income is as follows:

	Unrealized
	Before-tax	Tax (expense)	Net of tax
	Amount	or benefit	amount

	(Dollars in thousands)
Year ended December 31, 2004:
Unrealized gains on securities:
Unrealized holding losses	$(17,869)	$6,361	$(11,508)
Reclassification adjustment for losses included
in net earnings	11,359	(3,976)	7,383
Change in unrealized gain on cash flow swaps	995	(348)	647
Amortization of unrealized loss on investment
securities transferred from available-for-
sale to held-to-maturity portfolio	435	(152)	283

Other comprehensive income (loss)	$(5,080)	$1,885	$(3,195)

Year ended December 31, 2003
Unrealized gains on securities:
Unrealized holding gains (losses)	$(7,729)	$2,597	$(5,132)
Reclassification adjustment for (gains)
losses included in net earnings	(1,847)	678	(1,169)

Other comprehensive income (loss)	$(9,576)	$3,275	$(6,301)

Year ended December 31, 2002
Unrealized gains on securities:
Unrealized holding gains (losses)	$15,193	$(5,791)	$9,402
Reclassification adjustment for (gains)
losses included in net earnings	(9,542)	3,637	(5,905)

Other comprehensive income	$5,651	$(2,154)	$3,497

(23)    Loss Contingencies

In the ordinary course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. The Company is named as a defendant in lawsuits related to Farm Service Agency loans. Claims for significant monetary damages are asserted in certain of these actions and proceedings. Due to the inherent difficulty of predicting the outcome of such matters, the Company cannot ascertain what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, the Company does not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position or liquidity of the Company although they could have a material effect on net income for a given period. The Company intends to defend itself vigorously against all of the claims asserted in these matters. Accordingly, no accrual for a loss contingency on this litigation has been made in the Company's consolidated financial statements as the Company is unable to reasonably estimate a loss or range of potential loss.

(24)    Subsequent Events

On January 12, 2005, the Company entered into an agreement with Olney Bancshares of Texas, Inc. for the sale of five Gold Bank branches located in Oklahoma City, El Reno, Kingfisher, Hennessey and Enid, Oklahoma. The sale, which is subject to regulatory approval, includes deposits of $350.2 million and loans of $383.4 million. Total property, plant and equipment net of accumulated depreciation was $4.1 million. Such are shown as assets and liabilities held for sale as of December 31, 2004.

On January 19, 2005, the Company granted 156,900 shares of restricted stock and 106,600 restricted stock units pursuant to the Company's stock option plan. The restricted stock and restricted stock units vest at the end of three years from the date of grant, provided continued employment with the Company during this period.

(25)    Summary of Operating Results by Quarter – Unaudited

	Three Months Ended

2004	March 31	June 30	Sept. 30	Dec. 31

Interest income	$50,516	48,852	50,449	$54,319
Interest expense	21,976	21,374	21,519	23,873
Net interest income	28,540	27,478	28,930	30,446
Net loans, including loans held for sale	2,822,072	2,834,588	2,881,057	3,067,956
Non-performing loans	28,728	28,462	21,957	15,693
Provision for loan losses	2,864	1,447	459	1,125
Non-interest income	24,747	13,378	(4,463)	5,657
Non-interest expense	28,828	37,883	26,855	24,728
Income from continuing operations	13,858	309	(1,846)	7,317
Loss from discontinued operation, net
of tax	(551)	—	—	—
Net earnings (loss)	13,307	309	(1,846)	7,317
Total assets	4,288,226	4,188,461	4,262,968	4,330,376
Non-performing assets	34,515	34,576	33,406	19,567

	Three Months Ended

2003	March 31	June 30	Sept. 30	Dec. 31

Interest income	$51,793	52,291	52,503	$53,122
Interest expense	23,332	23,970	22,627	21,731
Net interest income	28,461	28,321	29,876	31,391
Net loans, including loans held for sale	2,746,231	2,830,957	2,853,060	2,977,021
Non-performing loans	24,748	20,114	19,733	32,371
Provision for loan losses	3,550	3,025	3,034	3,455
Non-interest income	8,444	10,761	10,829	11,524
Non-interest expense	24,252	25,996	23,995	25,858
Income from continuing operations	6,848	7,159	9,770	9,027
Income (loss) from discontinued
operation, net of tax	(139)	126	(1,554)	(1,826)
Net earnings	6,709	7,285	8,216	7,201
Total assets	3,990,964	4,169,466	4,158,782	4,322,625
Non-performing assets	31,172	27,332	26,585	39,032

	Three Months Ended

2002	March 31	June 30	Sept. 30	Dec. 31

Interest income	$46,696	$49,032	$49,852	$51,944
Interest expense	23,838	24,701	24,775	24,711
Net interest income	22,858	24,331	25,077	27,233
Net loans	2,277,470	2,394,614	2,464,065	2,671,788
Non-performing loans	20,956	18,100	18,242	15,867
Provision for loan losses	5,035	4,920	3,165	6,300
Non-interest income	8,954	12,026	10,693	13,815
Non-interest expense	19,144	21,839	22,732	24,788
Income from continuing operations	5,859	6,886	7,321	5,665
Income from discontinued operation, net
of tax	198	154	112	20
Net earnings	6,057	7,040	7,435	5,685
Total assets	3,234,970	3,323,012	3,648,881	3,811,723
Non-performing assets	29,963	24,963	25,234	22,226

	Three Months Ended

Per Share 2004	March 31	June 30	Sept. 30	Dec. 31

Net earnings (loss) from continuing
operations – basic	$0.35	$0.01	$(0.05)	$0.19
Net loss from discontinued operation –
basic	(0.01)	—	—	—
Net earnings (loss) -basic	0.34	0.01	(0.05)	0.19
Net earnings (loss) from continuing
operations – diluted	0.35	0.01	(0.05)	0.19
Net loss from discontinued operation –
diluted	(0.01)	—	—	—
Net earnings (loss) – diluted	0.34	0.01	(0.05)	0.19
Dividends	0.03	0.03	0.03	0.03

	Three Months Ended

Per Share 2003	March 31	June 30	Sept. 30	Dec. 31

Net earnings from continuing
operations – basic	$0.18	$0.19	$0.26	$0.23
Net loss from discontinued operation –
basic	—	—	(0.04)	(0.05)
Net earnings-basic	0.18	0.19	0.22	0.18
Net earnings from continuing operations
– diluted	0.18	0.19	0.26	0.23
Net loss from discontinued operation –
diluted	—	—	(0.04)	(0.05)
Net earnings-diluted	0.18	0.19	0.22	0.18
Dividends	0.03	0.03	0.03	0.03

	Three Months Ended

Per Share 2002	March 31	June 30	Sept. 30	Dec. 31

Net earnings from continuing
operations – basic	$0.18	$0.20	$0.21	$0.17
Net earnings from discontinued operation
– basic	0.01	0.01	—	—
Net earnings-basic	0.19	0.21	0.21	0.17
Net earnings from continuing operations
– diluted	0.18	0.20	0.21	0.17
Net earnings from discontinued operation
– diluted	0.01	0.01	—	—
Net earnings-diluted	0.19	0.21	0.21	0.17
Dividends	0.02	0.02	0.02	0.02

Interest income, net interest income and non-interest expense as set forth above differ from amounts previously reported in the Company's previously filed Forms 10-Q because of the reclassification of direct costs of loan origination as a reduction of interest income in accordance with the provisions of FASB Statement No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A   CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     As of the end of our 2004 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment made under Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting as of December 31, 2004 is effective.

     Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

Disclosure Controls and Procedures

     As of the end of the period covered by this report, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes to Internal Control over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Gold Banc Corporation, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control on Financial Reporting, that Gold Banc Corporation, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gold Banc Corporation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Gold Banc Corporation, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Gold Banc Corporation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 24, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
March 24, 2005

ITEM 9B   OTHER INFORMATION

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits, Financial Statements and Financial Statement Schedules:

     (1) Financial Statements:

     The following consolidated financial statements of our company and report of our company's independent auditors are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules:

     The following financial statement schedules of our company, if any, are filed herewith:

               None

     (3) Exhibits:

2.1	Branch Purchase and Assumption Agreement, dated September 16, 2003, by and between Gold Bank- Kansas and Leonard R. Wolfe, relating to the sale of seven branches of Gold Bank-Kansas to Mr. Wolfe (Previously filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q (File No. 28936) for the quarterly period ended December 30, 2002 and filed with the SEC on November 14, 2003 and the same is incorporated herein by reference.)

2.2	Agreement and Plan of Merger, dated February 24, 2004, by and among Gold Banc Corporation, Inc., Silver Acquisition Corp., and SAC Acquisition Corp. (Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2004 and the same is incorporated by reference herein.)

2.3	Branch Purchase and Assumption Agreement between Gold Bank and Olney Bancshares of Texas, Inc., dated January 12, 2005 (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2005 and the same is incorporated herein by reference.)

3.1	Restated Articles of Incorporation of Gold Banc Corporation, Inc. (Previously filed as Exhibit 3. (A) to our Registration Statement on Form SB-2 (File No. 333-12377) and the same is incorporated herein by reference.)

3.2	Certificate of Amendment to Restated Articles of Incorporation (Previously filed as Exhibit 3.(A) (I) to our Registration Statement on Form S-4 (File No. 333-28563) and the same is incorporated herein by reference.)

3.3	Amended and Restated Bylaws of Gold Banc Corporation, Inc. (Previously filed as Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-98579) filed with the SEC on October 7, 2002, and the same is incorporated herein by reference.)

4.1	Form of Common Stock Certificate (Previously filed as Exhibit 4 to our Registration Statement on Form SB-2 (File No. 333-12377) and the same is incorporated herein by reference.)

4.2	Rights Agreement dated October 13, 1999, between Gold Banc Corporation, Inc. and American Stock Transfer and Trust, as Rights Agent (Previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed October 15, 1999 and the same is incorporated herein by reference.)

4.3	Amendment No. 1 to Rights Agreement dated as of February 24, 2004, between Gold Banc Corporation, Inc. and American Stock Transfer and Trust, as Rights Agent (Previously filed as Exhibit 4.2.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2004 and incorporated herein by reference.)

4.4	Amended and Restated Declaration of Trust, dated March 15, 2004, between Gold Banc Corporation, Inc. and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Trust III (Previously filed as Exhibit 4.4 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

4.5	Guarantee Agreement, dated March 15, 2004, between Gold Banc Corporation, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Trust III (Previously filed as Exhibit 4.5 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

4.6	Indenture, dated March 15, 2004, between Gold Banc Corporation, Inc. and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Trust III (Previously filed as Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

4.7	Amended and Restated Declaration of Trust, dated March 15, 2004, between Gold Banc Corporation, Inc. and Wilmington Trust Company, as Trustee, relating to Gold Banc Trust IV (Previously filed as Exhibit 4.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

4.8	Guarantee Agreement, dated March 15, 2004, between Gold Banc Corporation, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to Gold Banc Trust IV (Previously filed as Exhibit 4.8 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

4.9	Indenture, dated March 15, 2004, between Gold Banc Corporation, Inc. and Wilmington Trust Company, as Trustee, relating to Gold Banc Trust IV(Previously filed as Exhibit 4.9 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

4.10	Amended and Restated Declaration of Trust, dated November 10, 2004, between Gold Banc Corporation, Inc. and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Capital Trust V (Previously filed as Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

4.11	Guarantee Agreement, dated November 10, 2004, between Gold Banc Corporation, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Capital Trust V (Previously filed as Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

4.12	Indenture, dated November 10, 2004, between Gold Banc Corporation, Inc. and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Capital Trust V (Previously filed as Exhibit 4.12 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.1	Form of Tax Sharing Agreements between Gold Banc and Gold Banc's Subsidiaries (Previously filed as Exhibit 10. (E) to our Registration Statement on Form SB-2 (File No. No. 333-12377) and the same is incorporated herein by reference.)

*10.2	Amended and Restated Employment Agreement between Gold Banc Corporation, Inc. and Malcolm M. Aslin dated March 28, 2003 (Previously filed as Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 31, 2003 and the same is incorporated herein by reference.)

*10.3	Change in Control Agreement between Gold Banc Corporation, Inc. and Rick Tremblay, dated November 5, 2003 (Previously filed as Exhibit 10-2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003 and the same is incorporated herein by reference.)

*10.4	Employment Agreement dated April 15, 2002, by and between Gold Bank and Jerry L. Neff (Previously filed as Exhibit 10.4 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.5	Gold Banc Corporation, Inc. 1996 Equity Compensation Plan. (Previously filed as Exhibit 10. (C) to our Registration Statement on Form SB-2 and incorporated herein by reference.)

*10.6	Incentive Stock Option Plan, dated May 28, 1996, and Form of Incentive Stock Option Agreement (Previously filed as Exhibit 10.9 to the American Bancshares, Inc. Annual Report on Form 10-KSB filed on March 31, 1997, and the same is incorporated herein by reference.)

*10.7	1999 Stock Option and Equity Incentive Plan, dated March 22, 1999 (Previously filed as Exhibit A to the American Bancshares, Inc. Proxy Statement filed April 12, 1999, and the same is incorporated herein by reference).

10.8	ISDA Master Agreement (Multi-currency—Cross Border), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the Schedule to the ISDA Master Agreement (Previously filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 and the same is incorporated herein by reference.)

10.9	ISDA Credit Support Annex (Bilateral Form), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the paragraph 13 attachment thereto (Previously filed as Exhibit 10.47 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 and the same is incorporated herein by reference.)

10.10	ISDA Master Agreement (Local currency—Single Jurisdiction), dated as of November 16, 2002, between Wachovia Bank, National Association and Gold Bank-Kansas, including the Schedule to the ISDA Master Agreement (Previously filed as Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.11	ISDA Credit Support Annex (Bilateral Form), dated as of November 16, 2004, between Wachovia Bank, National Association and Gold Bank-Kansas, including the paragraph 13 attachment thereto (Previously filed as Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.12	Confirmation, dated as of December 6, 2004, from Wachovia Bank, National Association to Gold Bank-Kansas, relating to an interest rate swap transaction with a notional amount of USD 60,000,000 and a termination date of December 1, 2010 (Previously filed as Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.13	Amended Confirmation, dated as of December 1, 2004, from Citibank, N.A. to Gold Bank-Kansas, relating to an interest rate swap transaction with a notional amount of USD 60,000,000 and a termination date of December 1, 2009 (Previously filed as Exhibit 10.13 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.14	Amended Confirmation, dated as of December 1, 2004, from Citibank, N.A. to Gold Bank-Kansas, relating to an interest rate swap transaction with a notional amount of USD 70,000,000 and a termination date of December 1, 2011 (Previously filed as Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.15	Restricted Stock Agreement, dated February 5, 2004, by and between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.24 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.16	Restricted Stock Agreement, dated February 5, 2004, by and between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.25 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.17	Restricted Stock Unit Agreement, dated February 5, 2004, by and between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.18	Restricted Stock Unit Agreement, dated February 5, 2004, by and between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.19	Restricted Stock Agreement, dated February 5, 2004, by and between the Company and Rick Tremblay (Previously filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.20	Restricted Stock Unit Agreement, dated February 5, 2004, by and between the Company and Rick Tremblay (Previously filed as Exhibit 10.29 to our Annual Report on Form 10-K filed on March 15, 2004 and the same is incorporated herein by reference.)

10.21	Gold Banc Corporation, Inc. Restricted Stock Award Agreement (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2005 and the same is incorporated herein by reference.)

10.22	Gold Banc Corporation, Inc. Restricted Stock Unit Award Agreement (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 3, 2005 and the same is incorporated herein by reference.)

10.23	Loan Agreement between Bank One, NA and Gold Banc Corporation, Inc., dated as of October 1, 2004 (Previously filed as Exhibit 10.30 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.24	Pledge and Security Agreement dated as of October 1, 2004, by GBC Kansas, Inc. for the benefit of Bank One, NA (Previously filed as Exhibit 10.31 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.25	Loan Agreement dated as of October 1, 2004 between Gold Banc Corporation, Inc. Employee Stock Ownership Plan and Trust and Bank One, NA (Previously filed as Exhibit 10.32 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.26	ESOP Pledge and Security Agreement, dated as of October 1, 2004, by Gold Banc Corporation, Inc. Employee Stock Ownership Plan and Trust for the benefit of Bank One, NA (Previously filed as Exhibit 10.33 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.27	Third Party Pledge and Security Agreement dated as of October 1, 2004, by GBC Kansas, Inc. for the benefit of Bank One, NA (Previously filed as Exhibit 10.34 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.28	Guarantee made as of October 1, 2004 by each of Gold Banc Corporation, Inc. and GBC Kansas, Inc. in favor of Bank One, NA (Previously filed as Exhibit 10.35 to our Current Report on Form 10-Q filed on November 9, 2004 and the same is incorporated herein by reference.)

10.29	Agreement for Advances and Security Agreement with Blanket Floating Lien, dated December 21, 1994, by and between American Bank of Bradenton and the Federal Home Loan Bank of Atlanta (Previously filed as Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.30	Acknowledgment and Assumption Agreement, dated as of October 27, 2004, by and between Gold Bank and the Federal Home Loan Bank of Atlanta (Previously filed as Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.31	Settlement Agreement entered into November 10, 2004, by and among the United States of America and Gold Banc Corporation, Inc. (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 22, 2004 and the same is incorporated herein by reference.)

10.32	Settlement Agreement entered into October 29, 2004, by and among the Roger L. Ediger and Gold Banc Corporation, Inc. (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 22, 2004 and the same is incorporated herein by reference.)

10.33	Order of Dismissal by the United States District Court for the Western District of Oklahoma in the case of the United States of America ex rel., Roger L. Ediger, Plaintiff v. Gold Banc Corporation, Inc., and Gold Bank of Oklahoma (Previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 22, 2004 and the same is incorporated herein by reference.)

10.34	Cease and Desist Order by the Securities and Exchange Commission, dated May 4, 2004 (Previously filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on May 6, 2004 and the same is incorporated herein by reference).

10.35	Summary of 2004 Director and Executive Officer compensation (Previously filed as Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.36	Agreement for Advances, Pledge and Security Agreement, dated January 16, 1989, by and between Provident Savings and Loan Association and the Federal Home Loan Bank of Des Moines (Previously filed as Exhibit 10.36 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.37	Advances, Pledge and Security Agreement dated May 4, 2000, by and between Gold Bank and the Federal Home Loan Bank of Topeka (Previously filed as Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

10.38	Form of Tax Sharing Agreements between Gold Banc and Gold Banc's Subsidiaries (Previously filed as Exhibit 10. (E) to our Registration Statement on Form SB-2 (File No. No. 333-12377) and the same is incorporated herein by reference.)

21.1	List of Subsidiaries of Gold Banc Corporation, Inc. as of December 31, 2004 (Previously filed as Exhibit 21.1 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer of Gold Banc Corporation, Inc., dated March 24, 2005, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer of Gold Banc Corporation, Inc., dated March 24, 2005, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated March 24, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended December 31, 2003 and is not treated as filed in reliance upon § 601(b) (32) of Regulations S-K

32.2	Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated March 24, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended December 31, 2003 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K

99.1	Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc Corporation, Inc. (Previously filed as Exhibit 99.1 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)

*	Management contracts or compensating plans or arrangements required to be identified by Item 15(a).

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

Dated: March 24, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT J. GOURLEY	Chairman of the Board of Directors	March 24, 2005

Robert J. Gourley

/s / MALCOLM M. ASLIN	Director and	March 24, 2005
Chief Executive Officer
Malcolm M. Aslin

/s/ RICK J. TREMBLAY	Executive Vice President and	March 24, 2005
Chief Financial Officer
Rick J. Tremblay	(Principal Accounting Officer)

/s/ D. PATRICK CURRAN	Director	March 24, 2005

D. Patrick Curran

/s/ WILLIAM R. HAGMAN, JR.	Director	March 24, 2005

William R. Hagman, Jr.

/s/ DONALD MCNEILL	Director	March 24, 2005

Donald McNeill

/s/ ALLEN D. PETERSEN	Director	March 24, 2005

Allen D. Petersen

/s/ WILLIAM RANDON	Director	March 24, 2005

William Randon

/s/ J. GARY RUSS	Director	March 24, 2005

J. Gary Russ

/s/ DANIEL P. CONNEALY	Director	March 24, 2005

Daniel P. Connealy