Form 10-Q
period 2005-03-31
GOLD BANC CORP INC
filed 2005-05-09
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 0-28936

GOLD BANC CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Kansas	48-1008593
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
11301 Nall Avenue, Leawood, Kansas	66211
(Address of principal executive offices)	(Zip code)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at May 6, 2005

Common Stock, $1.00 par value	39,160,991

GOLD BANC CORPORATION, INC.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2005

PART I   FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)
(Unaudited)

	March 31, 2005	December 31, 2004

Assets

Cash and due from banks	$54,830	$65,011
Federal funds sold and interest-bearing deposits	16,247	43,286

Total cash and cash equivalents	71,077	108,297

Investment securities:
Available-for-sale, at fair value	487,271	498,763
Held-to-maturity (fair value of $400,387 and $411,232 as of March 31, 2005 and December 31, 2004, respectively)	403,085	411,802
Trading, at fair value	3,987	5,456

Total investment securities	894,343	916,021

Loans	2,818,614	2,716,700
Allowance for loan losses	(32,300)	(32,108)

Loans, net	2,786,314	2,684,592

Mortgage loans held-for-sale, net	6,807	5,724
Premises and equipment, net	52,807	51,613
Goodwill	30,484	30,484
Other intangible assets, net	5,148	5,336
Accrued interest and other assets	57,701	57,807
Cash surrender value of bank-owned life insurance, net of surrender charges	83,920	82,992
Assets held for sale	376,716	387,510

Total assets	$4,365,317	$4,330,376

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)
(Unaudited)

	March 31, 2005	December 31, 2004

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$2,868,028	$2,786,774
Securities sold under agreements to repurchase	142,577	112,205
Federal funds purchased and other short-term borrowings	6,715	2,463
Subordinated debt	116,599	116,599
Long-term borrowings	601,893	661,534
Accrued interest and other liabilities	42,395	30,231
Liabilities held for sale	326,816	350,186

Total liabilities	4,105,023	4,059,992

Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	-	-
Common stock, $1.00 par value; 50,000,000 shares authorized 45,200,080 and 45,011,227 shares issued at March 31, 2005 and December 31, 2004	45,200	45,011
Additional paid-in capital	131,682	129,381
Retained earnings	153,277	146,360
Accumulated other comprehensive loss, net	(12,497)	(6,007)
Unearned compensation	(12,084)	(10,072)

	305,578	304,673
Less treasury stock (5,590,689 shares and 4,824,575 shares at March 31, 2005 and December 31, 2004)	(45,284)	(34,289)

Total stockholders’ equity	260,294	270,384

Total liabilities and stockholders’ equity	$4,365,317	$4,330,376

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
For the Three Months Ended

(Amounts in thousands, except per share data)
(Unaudited)

	March 31, 2005	March 31, 2004

Interest Income:
Loans, including fees	$48,318	$40,595
Investment securities	7,906	9,331
Other	787	590

Total interest income	57,011	50,516

Interest Expense:
Deposits	17,732	14,523
Borrowings and other	8,979	7,453

Total interest expense	26,711	21,976

Net interest income	30,300	28,540
Provision for loan losses	1,252	2,864

Net interest income after provision for loan losses	29,048	25,676

Other income:
Service fees	3,211	3,905
Investment trading fees and commissions	794	910
Net gains on sale of mortgage loans	208	387
Realized gains (losses) on securities	(180)	101
Gain on sale of branch facilities	-	16,953
Bank-owned life insurance	934	1,029
Trust fees	1,282	1,139
Other	188	323

Total other income	6,437	24,747

Other expense:
Salaries and employee benefits	12,908	13,952
Data processing	1,887	2,100
Net occupancy expense	1,729	1,762
Depreciation expense	1,771	1,567
Professional services	1,198	1,977
Amortization of prepaid offering expenses	51	2,033
Other	4,779	5,437

Total other expense	24,323	28,828

Earnings from continuing operations before income taxes	11,162	21,595
Income tax expense	3,039	7,737

Net earnings from continuing operations	8,123	13,858
Net loss from discontinued operations, net of tax	-	(551)

Net earnings	$8,123	$13,307

Net earnings from continuing operations per share – basic	$0.21	$0.35
Net loss from discontinued operations per share – basic	$-	$(0.01)

Net earnings per share – basic	$0.21	$0.34

Net earnings from continuing operations per share – diluted	$0.21	$0.35
Net loss from discontinued operations per share – diluted	$-	$(0.01)

Net earnings per share – diluted	$0.21	$0.34

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2005, and March 31, 2004

(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Treasury Stock	Total

Balance at December 31, 2003	$-	44,567	122,444	132,082	(2,812)	(12,275)	(34,289)	$249,717
Net earnings for the three months ended March 31, 2004	-	-	-	13,307	-	-	-	13,307
Change in unrealized gain on available-for-sale securities	-	-	-	-	4,054	-	-	4,054

Total comprehensive income for the three months ended March 31, 2004	-	-	-	13,307	4,054	-	-	17,361
Exercise of 201,622 stock options	-	202	1,247	-	-	-	-	1,449
Tax benefit of exercise of stock options	-	-	381	-	-	-	-	381
Allocation of 75,000 shares held by Employee Stock Ownership Plan	-	-	906	-	-	849	-	1,755
Recognition of equity compensation	-	-	560	-	-	54	-	614
Dividends paid ($0.03 per common share)	-	-	-	(1,195)	-	-	-	(1,195)

Balance at March 31, 2004	$-	44,769	125,538	144,194	1,242	(11,372)	(34,289)	$270,082

Balance at December 31, 2004	$-	45,011	129,381	146,360	(6,007)	(10,072)	(34,289)	$270,384
Net earnings for the three months ended March 31, 2005	-	-	-	8,123	-	-	-	8,123
Amortization of unrealized loss on investment securities transferred from available-for-sale to held-to-maturity portfolio					79			79
Unrealized gain on derivative financial instruments					(3,100)			(3,100)
Change in unrealized loss on available-for-sale securities	-	-	-	-	(3,469)	-	-	(3,469)

Total comprehensive income for the three months ended March 31, 2005	-	-	-	8,123	(6,490)	-	-	1,633
Exercise of 42,153 stock options	-	42	246	-	-	-	-	288
Tax benefit of exercise of stock options	-	-	56	-	-	-	-	56
Acquisition of 766,114 shares of treasury stock	-	-	-	-	-	-	(10,995)	(10,995)
Issuance of restricted stock grants	-	160	2,164	-	-	(2,324)	-	-
Recognition of equity compensation	-	(13)	(165)	-	-	312	-	134
Dividends paid ($0.03 per common share)	-	-	-	(1,206)	-	-	-	(1,206)

Balance at March 31, 2005	$-	45,200	131,682	153,277	(12,497)	(12,084)	(45,284)	$260,294

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004

(Amounts in thousands)
(Unaudited)

	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net earnings	$8,123	$13,307
Loss from discontinued operations	-	551
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	1,252	2,864
Allocation of ESOP Shares	-	1,755
Non-cash compensation expense	217	1,107
(Gain) loss on sales of securities	180	(101)
Gain on sale of branches	-	(16,953)
Amortization of investment securities’ premiums, net of accretion	444	560
Depreciation and amortization	1,959	1,755
Gain on sale of mortgage loans held for sale	(208)	(387)
Increase in cash surrender value of bank owned life insurance	(934)	(1,029)
Net decrease in trading securities	1,469	6,377
Proceeds from sale of loans held for sale	20,915	35,352
Origination of loans held for sale, net of repayments	(21,790)	(35,440)
Other changes:
Accrued interest receivable and other assets	106	3,045
Accrued interest payable and other liabilities	15,333	(2,558)
Net change in operating activities of discontinued operations	-	3,826

Net cash provided by operating activities	$27,066	$14,031

Cash flows from investing activities:
Net increase in loans	$(102,974)	$(248,008)
Principal collections and proceeds from sales and maturities of available-for-sale securities	1,409	162,022
Purchases of available-for-sale securities	(285)	(222,966)
Principal collections and proceeds from sales and maturities of held-to-maturity securities	8,465	3,515
Purchases of held-to-maturity securities	-	(46,030)
Net additions to premises and equipment	(2,965)	(5,487)
Net decrease in assets held for sale	10,794	204,973
Net decrease in liabilities held for sale	(23,370)	(347,169)
Cash paid in branch sales, net of cash received	-	(141,985)

Net cash used in investing activities	$(108,926)	$(641,135)

Cash flows from financing activities:
Increase in deposits	$81,254	$608,825
Net decrease (increase) in short-term borrowings	34,624	(2,143)
(Payments) proceeds from FHLB and long-term borrowings	(59,381)	49,819
Proceeds from issuance of common stock	288	1,449
Tax benefit of issuance of common stock	56	381
Purchase of treasury stock	(10,995)	-
Dividends paid	(1,206)	(1,195)

Net cash provided by financing activities	44,640	657,136

(Decrease) increase in cash and cash equivalents	(37,220)	30,032
Cash and cash equivalents, beginning of period	108,297	117,102

Cash and cash equivalents, end of period	$71,077	$147,134

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,956	$20,523
Cash paid (received) for income taxes	(65)	3,777

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

          The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting standards in the United States (“GAAP”) for complete financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on March 24, 2005 (the “2004 Annual Report”). Certain reclassifications have been made to the fiscal 2004 consolidated financial statements in order to conform to the fiscal 2005 presentation. The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary bank and companies. All significant inter-company balances and transactions have been eliminated.

          The Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 and the Consolidated Statements of Earnings, Stockholder’s Equity and Comprehensive Income and Cash Flows as of and for the three months ended March 31, 2005 and 2004 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for those periods. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses.The consolidated statements of earnings for the three months ended March 31, 2005 is not necessarily indicative of the results to be expected for the entire year.

2.	Impact of Recently Issued Accounting Pronouncements

          On December 16, 2004, The Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements as an expense. On April 14, 2005, the Securities Exchange Commission (SEC) adopted a new rule that amended the implementation dates to allow implementation of SFAS 123R at the beginning of companies’ next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company will implement this new standard for the quarter ended March 31, 2006, in accordance with its requirements.The Company cannot currently quantify with precision the effect that this standard would have on the financial position or results of operations in the future, except that the Company likely will recognize a greater expense for any awards that are granted in the future versus using the current guidance. The SEC’s new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard.

3.	Earnings per Common Share

          Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share includes the effects of all potentially dilutive common shares outstanding during each period. The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 2005 and, 2004 are shown below (in thousands):

	For the three months
	ended
	March 31

	2005	2004

Weighted average common shares outstanding – basic	39,833	39,792

Unallocated ESOP Shares	(1,089)	(1,331)

Total basic weighted average common shares outstanding	38,744	38,461

Stock options and unvested restricted stock	510	413

Total weighted average common shares outstanding – diluted	39,254	38,874

          The Company accounts for employee options under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” with pro-forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (SFAS 123) had been applied. SFAS 123 establishes a fair value based method of accounting for stock based employee compensation plans.Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.Under SFAS 123, the Company’s net income and net income per share would have decreased as reflected in the following pro-forma amounts (in thousands, except per share amounts):

	For the three months ended
	March 31, 2005	March 31, 2004

Net earnings as reported	$8,123	$13,307
Add: Stock-based compensation included in reported net income, net of related tax effects	$66	719
Deduct: Total stock based employee compensation expense determined under fair valued based method for all awards, net of tax	(159)	(936)

Pro forma net earnings	$8,030	$13,090

Earnings per share:
Basic-as reported	$0.21	$0.34
Basic-pro forma	0.21	0.34
Diluted-as reported	0.21	0.34
Diluted-pro forma	0.20	0.34

4.	Stock Repurchase

          On October 21, 2004, the board of directors authorized the expenditure of up to $12.0 million for the repurchase of its outstanding common stock from time to time during the next twelve months in open market purchases and private transactions subject to market conditions, and as permitted by securities laws and other legal requirements.On April 18, 2005, the board of directors authorized an additional expenditure of up to $20.0 million for the repurchase of its outstanding common stock.During the quarter ended March 31, 2005, 766,114 shares of stock have been repurchased at a total cost of $10,994,465.

5.	Restricted Stock Grant

          On January 19, 2005, the Company granted 159,900 shares of restricted stock and 106,600 restricted stock units pursuant to the Company’s stock option plan. The restricted stock and restricted stock units vest at the end of three years from the date of grant provided continued employment with the Company during this period.

6.	Intangible Assets and Goodwill

          The following table presents information about the Company’s intangible assets, which are being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

	March 31, 2005		March31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Amortized intangible assets:
Core deposit premium	$7,508	$2,360	$7,508	$1,609
Aggregate amortization expense for the three months ended		$188		$188

          Estimated amortization expense (in thousands) for the years ending December 31:

2005	$751
2006	$751
2007	$751
2008	$751
2009	$751

          Goodwill from continuing operations at March 31, 2005 was $30.5 million, which is the same amount as at December 31, 2004. There was no impairment to goodwill from continuing operations recorded for the three months ended March 31, 2005 or 2004.Goodwill was reduced by $0.6 million for the first three months of 2004 as a result of selling eight branches of the bank during the quarter.

          During 2002 and 2003, CompuNet Engineering did not earn a majority of its revenue from providing services to financial institutions.As a result, the Company was required under the Bank Holding Company Act to divest itself of CompuNet. During the fourth quarter of 2003, the Company announced its intent to dispose of CompuNet.As a result of the expected disposition of this business, the Company recorded additional impairment charges of $0.8 million and $3.3 million in the third and fourth quarters of 2003 to reduce the carrying value of the net assets (including the remaining goodwill) to their fair value. The remaining goodwill of $0.2 million was written off in the first quarter of 2004. The Company sold CompuNet on February 4, 2004.

7.	Comprehensive Income

          Comprehensive income was $1.6 million and $17.4 million for the three months ended March 31, 2005 and March 31, 2004, respectively.The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities. During the three months ended March 31, 2005 and March 31, 2004, the Company recorded reclassification adjustments of $0.1 million and $0.1 million, respectively, associated with gains and losses included in net earnings for such periods.

8.	Mergers, Acquisitions, Dispositions and Consolidations

          Pursuant to the Company’s strategy to increase its presence in higher growth metropolitan areas, most rural branches have been sold, and the Company redeployed its capital to acquire deposits in metropolitan areas.The Company believes that the transactions described below will have a positive impact on its business, capital and liquidity.

          Sale of Seven Gold Bank-Kansas branches. On September 16, 2003, the Company announced that it had entered into an agreement for the sale of seven Gold Bank-Kansas branches.An employee-investor group led by the regional Gold Bank-Kansas president in Marysville, Kansas, agreed to purchase the Gold Bank-Kansas branches. The sale of the Gold Bank-Kansas branches closed on February 13, 2004.As of the date of closing, the deposits and loans of the seven Gold Bank-Kansas branches were approximately $333.4 million and $194.8 million, respectively.Total property, plant and equipment net of accumulated depreciation was $3.8 million.In addition, goodwill of $0.6 million was allocated to these branches.In connection with the sale of these branches, the Company recorded a gain of approximately $16.2 million.

          Sale of Elkhart branch. On August 28, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its branch location in Elkhart, Kansas to ColoEast Bankshares. The sale of this Gold Bank-Oklahoma branch closed on February 5, 2004. As of the date of closing, the deposits and loans of this Gold Bank-Oklahoma branch were approximately $30.0 million and $3.2 million, respectively.Total property, plant and equipment net of accumulated depreciation was $0.3 million.In connection with the sale of this branch, the Company recorded a gain of approximately $0.9 million.

          Sale of CompuNet Engineering On January 15, 2004, the Company entered into a letter of understanding for the sale of its wholly-owned subsidiary, CompuNet Engineering, which provided information technology, e-commerce services and networking solutions for banks and other businesses, including the design, implementation and administration of local and wide area networks.This sale was made to Computer Source, Inc. and closed on February 4, 2004.The financial after-tax impact of CompuNet operations in 2004 until the sale resulted in a loss from discontinued operations of $0.6 million.

          Merger of Gold Bank-Kansas and Gold Bank-Oklahoma. On August 11, 2003, Gold Bank-Kansas filed an application with the Federal Reserve Bank of Kansas City (the “FRB-KC”) and the Office of the Kansas State Bank Commissioner (the “OSBC”) to merge Gold Bank-Oklahoma and Gold Bank-Kansas, with Gold Bank-Kansas being the surviving entity.In October 2003, Gold Bank-Kansas received approval of its application and the merger was consummated on April 2, 2004.

          Sale of Weatherford, Geary and Cordell, Oklahoma branches. On February 13, 2004, Gold Bank-Oklahoma entered into an agreement for the sale of its branch locations in Weatherford, Geary and Cordell, Oklahoma to Bank of Western Oklahoma of Elk City. The sale of these Gold Bank-Oklahoma branches closed on May 7, 2004. As of the date of closing, the deposits and loans of these Gold Bank-Oklahoma branches were approximately $63.0 million and $18.6 million, respectively.In connection with the sale of these branches, the Company recorded a gain of approximately $3.6 million.

          Merger of Gold Bank-Kansas and Gold Bank-Florida. On March 31, 2004, Gold Bank-Kansas filed an application with the FRB-KC and the OSBC to merge Gold Bank-Florida and Gold Bank-Kansas, with Gold Bank-Kansas being the surviving entity.In May 2004, Gold Bank-Kansas received approval of its application, and the merger was consummated on August 31, 2004.

          Sale of Five Gold Bank branches. On January 12, 2005, Gold Bank entered into an agreement for the sale of five branch locations in Oklahoma. The deposits and loans of these Gold Bank branches were approximately $326.8 million and $373.6 million, respectively, as of March 31, 2005.Total property, plant and equipment net of accumulated depreciation was $4.1 million.Such are shown as assets and liabilities held for sale as of March 31, 2005 and December 31, 2004.The sale of these branches is expected to close in the second quarter of 2005 with an expected approximate pre-tax gain of $36.6 million.

9.	Derivative Instruments

          The Company utilizes derivative financial instruments as part of its overall interest rate sensitivity management strategy to mitigate exposure to interest rate risk. The Company entered into three interest rate swap agreements implemented during 2002 with an aggregate notional amount of $82.5 million. Two of these swaps were called in 2003 leaving $37.6 million outstanding during 2004. The interest rate swaps are derivative financial instruments and were designated as fair value hedges of subordinated debentures. The remaining swap had a notional amount equal to the outstanding principal amount of the related subordinated debentures, together with the same payment dates, maturity date and call provisions as the related subordinated debentures.Under this swap, the Company paid interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company received a fixed rate equal to the interest that it was obligated to pay on the related subordinated debentures. The remaining swap for $37.6 million was called by the counter-party and terminated on November 1, 2004. Under this swap agreement, no payments were due between the parties and the Company recognized no gain or loss when it was called in 2004.

          In August 2003, the Company entered into seven interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting $190 million of fixed-rate FHLB borrowings into floating rate obligations. These interest rate swaps are derivative financial instruments and were designated as fair value hedges of the FHLB borrowings. Each swap had a notional amount equal to the outstanding principal amount of the related FHLB borrowings, together with the same payment dates, maturity dates and call provisions as the related FHLB borrowings. Under each of the swaps, the Company paid interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, and the Company received a fixed rate equal to the interest that it was obligated to pay on the related FHLB borrowings. As a result of the issuance of Statement 133 Issue G25, “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans” (G25) in July 2004, the Company opted to terminate these fair value hedges on November 30, 2004, for new cash flow hedges of pools of prime-based loans (discussed below) permitted under G25. As a result of the termination of these hedges, a cash payment of $5.4 million was made during the three months ended December 31, 2004 to the counterparty.

          On December 1, 2004, the Company entered into three interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting variable-rate prime-based loans’ interest streams into fixed-rate interest streams. Pools of prime-based loans have been designated under the swaps, the principal amount of these pools corresponding to the hedged transactions equal to 102% of the notional amount of the swaps. The formula for computing net settlements under the swaps is the same for each net settlement; that is, the fixed rate is the same throughout the term of the swap and the variable rate is the prime rate. The re-pricing dates of the swaps match those of the variable-rate assets on which the hedged transactions are based.These interest rate swaps are derivative financial instruments and have been designated as cash flow hedges of prime-based pools of loans. The first swap has a notional value of $60 million and will effectively fix the Company’s interest rate at 6.841% plus the credit spread over Prime, if any, with a maturity date of December 2009. The second swap has a notional value of $60 million and will effectively fix the Company’s interest rate at 7.0% plus the credit spread over Prime, if any, with a maturity date of December 2010. The third swap has a notional value of $70 million and will effectively fix the Company’s interest rate at 7.14% plus the credit spread over Prime, if any, with a maturity date of December 2011.

          During the three months ended March 31, 2005, the Company received net cash flows of $0.8 million from the seven prime based pools related cash value swaps that were recorded in interest on loans. No losses were recognized in earnings on the cash flow hedges due to hedging ineffectiveness during the three months ended March 31, 2005.

          During the three months ended March 31, 2004, the Company received net cash flows of $0.5 million under the subordinated debenture related swap, and $1.1 million on the FHLB related swaps, which were recorded as a $1.6 million reduction of interest expense on borrowings. $0.4 million was recorded in earnings as a loss due to hedging ineffectiveness during the three months ended March 31, 2004.

          Derivative financial instruments held by the Company for purposes of managing interest rate risk are summarized as follows:

	March 31, 2005		December 31, 2004

	Notional	Credit	Notional	Credit
	Amount	exposure	Amount	exposure

(Dollars in thousands)
Interest rate swaps	$190,000	3,543	$190,000	1,300

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

10.	Financial Instruments with Off-Balance-Sheet Risk

          Financial instruments that represent off-balance-sheet credit risk consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse.Open commitments to extend credit and irrevocable letters of credit amounted to approximately $1.210 billion at March 31, 2005. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.The Company has also contingently guaranteed $92.4 million in letters of credit issued through the FHLB.These letters of credit are collateralized with securities owned by the Company.

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

          At March 31, 2005, a liability in the amount of $0.6 million, representing the carrying value of the guarantee obligations associated with standby letters of credit (included in the above total of open commitments), was recorded in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” that requires recognition of the fair value of the liability related to the guarantee issued under standby letters of credit. This amount will be accreted into earnings over the life of the commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $94.3 million at March 31, 2005.

11.	Loss Contingencies

          In the ordinary course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

          In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. The Company is named as a defendant in lawsuits related to Farm Service Agency loans.Claims for significant monetary damages are asserted in certain of these actions and proceedings. Due to the inherent difficulty of predicting the outcome of such matters, the Company cannot ascertain what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, the Company does not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position or liquidity of the Company although they could have a material effect on net income for a given period. The Company intends to defend itself vigorously against all of the claims asserted in these matters.Accordingly, no accrual for a loss contingency on this litigation has been made in the Company’s consolidated financial statements, as the Company is unable to reasonably estimate a loss or range of potential loss.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following financial review presents management’s discussion and analysis of our consolidated financial condition and results of operations.This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three-month period ended March 31, 2005. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as our 2004 Annual Report on Form 10-K/A (the “2004 Annual Report”). Results of operations for the three-month periods ended March 31, 2005 are not necessarily indicative of results to be attained for any other period.

Written Agreement

          We were party to a Written Agreement dated August 26, 2003, with the Kansas Office of the State Bank Commissioner and the Federal Reserve Bank of Kansas City.As of April 20, 2005, the Federal Reserve Bank of Kansas City and the Kansas Office of the State Bank Commissioner have lifted their August 26, 2003 Written Agreement with the Company and Gold Bank, effective April 19, 2005. In late 2004, federal and state bank examiners conducted a comprehensive examination of our bank. Based upon such examination, the regulators were satisfied with the condition of our bank and concluded that we were in substantial compliance with the terms of our Written Agreement. The regulators then lifted the Written Agreement effective April 20, 2005 based on improvements in the bank’s risk management practices and after they had concluded that we had completed the tasks required by the Written Agreement.

Selected Financial Data

          The following table sets forth certain financial data for the three-month periods ended March 31, 2005 and March 31, 2004 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2005	2004

Net Earnings	$8,123	$13,307

Net Earnings Per Share (diluted)	$0.21	$0.34

Return on Average Assets (annualized)	0.75%	1.24%

Return on Equity (annualized)	12.25%	20.36%

Ratio of Dividend to Net Earnings	14.84%	8.98%

	At March 31,	At March 31,
	2005	2004

Ratio of Stockholders’ equity to total assets	5.95%	6.29%

Results of Operations

          Net Interest Income

          Total interest income for the three months ended March 31, 2005 was $57.0 million compared to $50.5 million for the three months ended March 31, 2004, an increase of $6.5 million. This increase resulted from a $1.4 million decrease in investment security interest, which was more than offset by a $7.7 million increase in loan interest.  Average loans (including loans held for sale) increased to $3.2 billion for the three months ended March 31, 2005 compared to $2.9 billion for the three months ended March 31, 2004, a 7.4% increase. This increase in loans resulted from significant loan activity in our Kansas City and Florida markets.  For the three months ended March 31, 2005, our average rate on a tax-equivalent basis for earning assets was 5.61%, an increase from 5.07% for the three months ended March 31, 2004.  The increase in the average rate on earning assets primarily resulted from the increase in the prime rate that we charge to borrowers, as well as an increase in the average yield on our investment securities portfolio.

          Average earning assets were $4.1 billion for the three months ended March 31, 2005 compared with $4.0 billion for the three months ended March 31, 2004.  The increase in average earning assets is attributable to our increase in loans.

          Total interest expense for the three months ended March 31, 2005 was $26.7 million, a $4.7 million, or 21.6%, increase over the three months ended March 31, 2004. The increase was primarily due to a $3.2 million increase in interest on deposits and a $1.5 million increase in interest on borrowings. For the three months ended March 31, 2005, our average cost of funds was 2.90%, an increase from 2.39% for the three months ended March 31, 2004.  The increase in the average cost of funds primarily relates to the increased rates paid on deposits, as well as the increase in interest expense associated with our FHLB borrowings.

          Net interest income was $30.3 million for the three months ended March 31, 2005, compared to $28.5 million for the same period in 2004, an increase of 6.2%.  Our net interest margin increased from 2.89% for the three months ended March 31, 2004 to 2.99% for the three months ended March 31, 2005 on a tax-equivalent basis.    The increase in net interest income and the increase in net interest margin was the result of the significant increase in the average balance of loans, which earn a greater rate of interest than investments and other assets.  For the three months ended March 31, 2005 compared to the three months ended March 31, 2004, average interest bearing liabilities increased $62.1 million compared to an increase of $93.3 million in average interest earning assets. The difference between the increase in average interest bearing liabilities and the increase in average interest earning assets is primarily due to an increase of loans greater than the increase in interest bearing deposits during the relevant periods.

          Provision/Allowance for Loan Losses

          The success of a bank depends to a significant extent upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 64% of our total assets as of March 31, 2005. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things.

          The allowance for loan losses totaled $32.3 million and $32.1 million at March 31, 2005 and December 31, 2004, respectively, and represented 1.01% and 1.03% of total loans at each date. The provision for loan losses for the three months ended March 31, 2005 was $1.3 million compared to $2.9 million for the three months ended March 31, 2004.  The decrease in the provision for loan losses for the current quarter from a year ago was the result of additional provision judged by management to be necessary on the remaining loan portfolio as of March 31, 2004.  Net charge-offs for the three months ended March 31, 2005 were $1.1 million compared to $0.8 million for the three months ended March 31, 2004. Management has continued to review the loan portfolios of the bank, to monitor the provision and to charge off those credits for which collection is considered to be doubtful.

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

          The allowance allocation percentages assigned to each credit grade have been developed based on an analysis of historical loss rates at our bank, adjusted for certain qualitative factors and on our management’s experience. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans can cause the estimation of future losses to differ from past experience.

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

          We actively manage our past due and non-performing loans in our bank subsidiary in an effort to minimize credit losses, and monitor asset quality to maintain an adequate loan loss allowance. Although management believes our allowance for loan losses is adequate for the bank, the allowance may not prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, and significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of our net earnings and capital.

          We consider non-performing assets to include all non-accrual loans, other loans past due 90 days or more as to principal and interest and still accruing, other real estate owned and repossessed assets. Total non-performing loans were $17.8 million and $15.7 million at March 31, 2005 and December 31, 2004, respectively. The $2.1 million increase in non-performing loans can generally be attributed to the combined effect of one $1.4 million loan going to non-accrual and a $0.6 million increase in accruing loans past due 90 days or more.  Total non-performing loans were 0.56% and 0.51% of gross loans at March 31, 2005 and December 31, 2004, respectively. Total non-performing assets were $21.5 million and $19.6 million at March 31, 2005 and December 31, 2004, respectively. The increase in non-performing assets of $1.9 million can be generally attributed to the above mentioned loan activity. Total non-performing assets were 0.49% and 0.45% of total assets at March 31, 2005 and December 31, 2004, respectively.

          Other Income

          For the three months ended March 31, 2005, other income was $6.4 million compared to $24.7 million for the three months ended March 31, 2004, a decrease of $18.3 million, or 74.0%. The net decrease resulted primarily from gains on the sale of branch facilities of $17.0 million, which occurred in the first quarter of 2004.  This decrease was also caused by a reduction in service fees of $0.7 million due primarily to declining NSF charges, a decrease in investment trading fees and commissions of $0.1 million, a decrease in net gains on sale of mortgage loans of $0.2 million, a decrease in net securities gains of $0.3 million, a decrease in bank owned life insurance of $0.1 million, and a decrease in other income of $0.1 million.

          Other Expense

          For the three months ended March 31, 2005, other expense was $24.3 million compared to $28.8 million for the same period of 2004. Salaries and employee benefits decreased from $14.0 million in the first quarter of 2004 to $12.9 million in the first quarter of 2005, a decrease of $1.0 million. This decrease was primarily the result of the sale of several branches in 2004 and a corresponding reduction of salaries and benefits.  Compensation expense related to restricted stock awards to management and compensation expense related to the Company’s ESOP plan were also significantly less in the first three months of 2005 compared to the first three months of 2004. This was due to the vesting schedule, which resulted in significantly more shares being earned in the first quarter of 2004 than in the first quarter of 2005.  The rise in interest rates has also reduced the amount of shares being released by the ESOP plan which reduces the corresponding ESOP compensation. Data processing expenses declined from $2.1 million in the first three months of 2004 to $1.9 million in the first three months of 2005.  Net occupancy expense remained relatively stable at $1.8 million for the quarter ended March 31, 2005 and for the quarter ended March 31, 2004.  Depreciation expense increased from $1.6 million to $1.8 million from the quarter ended March 31, 2004 to March 31, 2005, respectively. Professional services declined markedly from $2.0 million to $1.2 million.  The first quarter of 2004 had significant professional services expenses related to the proposed merger of the Company, which were not present in 2005.  This resulted in a decline in legal and accounting expenses in comparing the respective quarters.   Amortization of prepaid offering costs declined due to debt issuance costs of $2.0 million, which were written off when the Company refinanced two of its three Trust Preferred obligations in the first quarter of 2004.  The remaining expenses classified as other expense decreased from $5.4 million to $4.8 million, a change of $0.6 million.  This was primarily due to acquisition expenses of $0.7 million during the first quarter of 2004 associated with the proposed sale of the Company.

          Income Tax Expense

          Income tax expense for the three months ended March 31, 2005 and 2004 was $3.0 million and $7.7 million, respectively. The effective tax rate for each period was 27.2% and 35.8%, respectively. The effective rate was significantly higher in the first quarter of 2004 due to gains from branch sales, non-deductible expenses related to the proposed acquisition of the Company, the non-deductible portion of ESOP compensation expense, and resolution of prior year tax matters. Our historical effective tax rate has been less than the statutory federal rate of 35% due primarily to tax-exempt interest income on municipal bonds and our investments in bank owned life insurance.

Financial Condition

          During the first three months of 2005, cash and cash equivalents declined $37.2 million or 34.4% compared to balances at December 31, 2004.  The primary reduction was caused by a decline in Fed Funds sold.  The cash available was then used to pay off FHLB debt during the quarter as it matured.

          During the first three months of 2005, net loans increased $101.4 million, or 3.8%, compared to balances at December 31, 2004.  The increase was the result of increased loan activity in the Kansas City and Florida markets. Mortgage loans held for sale increased $1.1 million over the balance at December 31, 2004.

          Investment securities at March 31, 2005, decreased $21.7 million compared to the balance at December 31, 2004. This resulted primarily from a decrease of $13.1 million in US agency mortgage-backed securities and a decrease of $3.5 million in US agency securities. The available-for-sale securities portfolio of $487.3 million is comprised of $317.4 million in obligations of US government-sponsored entities, $116.7 million of mortgage-backed securities, $39.2 million of stock and other investments, $13.3 million in municipal securities, and $0.7 million in US Treasury securities.  The average maturity is approximately 3.8 years.  Held-to-maturity securities total $403.1 and are comprised of $251.9 million in obligations of US government-sponsored entities, $89.8 million of mortgage-backed securities, $44.5 million of trust-preferred securities, and $16.9 million of municipal securities.  Held-to-maturity securities provide a degree of desirable insulation to our tangible equity level in a rising interest rate environment.

          Bank owned life insurance at March 31, 2005, increased $0.9 million compared to the balance sheet amount at December 31, 2004. The increase in the balance primarily resulted from the Company’s earnings recorded on our investment in bank owned life insurance.

          Total deposits increased $81.3 million, or 2.9%, at March 31, 2005, compared to December 31, 2004, mainly due to increased marketing activity in the Kansas City and Florida locations and a concerted effort to fund loan growth with core deposits.

          Compared to 2004 year-end balances, borrowings at March 31, 2005, decreased $25.0 million. Our short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings remained fairly constant but increased $34.6 million during the first three months of 2005 to a combined balance of $149.3 million at March 31, 2005. Long term borrowings, consisting mainly of FHLB advances and Leverage Repurchase Agreements, decreased $59.6 million to $718.5 million outstanding at March 31, 2005.  The decrease in long-term borrowings is the direct result paying down FHLB debt as it matured during the quarter.

          During the first three months of 2005, accrued interest and other liabilities increased from $30.2 million to $42.9 million.  This was primarily the result of a $1.5 million increase in income taxes payable, a $0.2 million increase in accrued interest, a $3.7 million increase in accrued expenses caused by market adjustments in our swap agreements, and increases in other operating liabilities.

          Contractual Obligations and Commercial Commitments

          The following table presents our contractual cash obligations, defined as operating lease obligations, principal and interest payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of March 31, 2005 for the periods indicated.

	Payments Due by Period
	Total Principal and Interest	One Year or Less	One to Three Years	Four to Five Years	More than Five Years
Contractual Cash Obligations

	(dollars in thousands)
Long-term debt obligations (1)	$1,099,338	$328,741	$80,188	$81,548	$608,861
Operating lease obligations	27,341	3,602	4,674	4,184	14,881
Purchase obligations	10,999	4,143	4,541	2,164	152
Time Open and C. D.’s	1,877,570	935,128	705,306	228,281	8,855

Total	$3,015,248	$1,271,614	$794,709	$316,177	$632,749

(1)	For floating interest rate obligations, contractual cash obligations are based upon the interest rate in effect on March 31, 2005.

          Liquidity and Capital Resources

          Liquidity defines our ability to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements and otherwise operate on an ongoing basis. The immediate liquidity needs of the Bank are met primarily by Federal Funds sold, short-term investments, deposits and the generally-predictable cash flow (primarily repayments) from the Bank’s assets. Intermediate term liquidity is provided by the Bank’s investment portfolio. The Bank has established a credit facility with the FHLB, under which it is eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowings, cash dividends and tax payments from our subsidiary Bank.  Total net loans increased $101.4 million compared to December 31, 2004, while total deposits increased $81.3 million compared to the same period. The majority of our deposits consist of time deposits, which mature in less than one year. If we are unsuccessful in renewing these deposits, then we will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

          Cash and cash equivalents and investment securities totaled $965.4 million, or 22.1%, of total assets at March 31, 2005 compared to $1.0 billion, or 23.7% of total assets, at December 31, 2004. Cash provided by operating activities for the three months ended March 31, 2005 was $27.1 million, consisting primarily of net earnings, depreciation and amortization, and increases in accrued interest payable and other liabilities. Cash used by investing activities was $108.9 million; this was primarily attributable to the increase of loans of $103.0 million. Cash provided by financing activities was $44.6 million, consisting primarily of an increase in deposits of $81.3 million, net of a decrease in net borrowings of $24.8 million and $11.0 million used to repurchase Company stock.

          We actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, the Bank has increased core capital through retention of earnings or capital infusions. To be “well capitalized” a company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio would be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at March 31, 2005 were 10.67%, 8.96% and 7.60%, respectively. These same ratios at December 31, 2004 were 11.08%, 9.32% and 7.75%, respectively.

          The principal source of funds at the holding company level is dividends from the Bank. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At March 31, 2005, our subsidiary bank could pay $24.2 million in dividends to us and still remain well capitalized. Management believes funds generated from the dividends from our subsidiaries and our existing lines of credit will be sufficient to meet our current cash requirements.

          Credit Facilities

          Our subsidiary bank has agreements with the Federal Home Loan Bank system to provide advances.  As of March 31, 2005, our subsidiary bank had approximately $516.9 million of advances outstanding with the FHLB.

          On October 1, 2004, we entered into a new line of credit with Bank One, NA (“Bank One Credit Line”) that allows us to borrow up to $25.0 million.  The Bank One Credit Line matures on October 1, 2005. We anticipate that the line will be renewed at that time.  Interest accrues on advances under the Bank One Credit Line, at our option, at a rate equal to either LIBOR plus 1.25% per annum or Bank One’s prime rate.  We may draw on the Bank One Credit Line from time to time to fund various corporate matters.  As of March 31, 2005, we had outstanding a  balance of $5.0 million on the Bank One Credit Line.

          Under a new Loan Agreement, dated as of October 1, 2004 (“ESOP Loan Agreement”), between our ESOP and Bank One, NA, our ESOP may borrow up to $10.1 million.  Loans under the ESOP Loan Agreement bear interest, at the ESOP’s option, at either Bank One’s Prime Base Rate or LIBOR plus 1.70%.  As of March 31, 2005, and December 31, 2004, our ESOP had approximately $9.7 million outstanding under the ESOP Loan Agreement, which it borrowed to pay off the prior ESOP loan.  We have guaranteed the ESOP’s obligations under the ESOP Loan Agreement. We do not anticipate that the ESOP will borrow any further amounts under the ESOP Loan Agreement.

          Derivative Financial Instruments

          We utilize derivative instruments as part of our overall interest rate sensitivity management strategy to mitigate exposure to interest rate risk.

          Subordinated Debt Securities Swaps. In 2003, we had three interest rate swap agreements (initiated during 2002) with an aggregate notional amount of $82.5 million, two of which were called in 2003, leaving $37.6 million outstanding during 2004. The interest rate swaps are derivative financial instruments and were designated as fair value hedges of our subordinated debt securities. The remaining swap had a notional amount equal to the outstanding principal amount of the related subordinated debt securities, together with the same payment dates, maturity date and call provisions as the related subordinated debt securities.  On this swap, we paid interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and we received a fixed rate equal to the interest that we are obligated to pay on the related trust preferred securities. The remaining swap for $37.6 million was called by the counterparty and terminated on November 1, 2004. Under the swap agreement, no payments were due between the parties and we recognized no gain or loss when it was called during 2004.

          FHLB Debt Swaps. We entered into seven interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting $190 million of fixed-rate FHLB borrowings into floating rate obligations. These interest rate swaps are derivative financial instruments and were designated as fair value hedges of the FHLB borrowings. Each swap had a notional amount equal to the outstanding principal amount of the related FHLB borrowings, together with the same payment dates, maturity dates and call provisions as the related FHLB borrowings. Under each of the swaps, we paid interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, and we receive a fixed rate equal to the interest that we were obligated to pay on the related FHLB borrowings. As a result of the issuance of FASB Statement No. 133 Issue G25- “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans” (G25) in July 2004, we opted to close-out these fair value hedges on November 30, 2004, for new cash flow swaps based on pools of prime-based loans (discussed below) now permitted under G25. As a result of the termination of these hedges, we made a cash payment of $5.4 million to our counterparty. A loss of $0.4 million due to hedging ineffectiveness was recognized in earnings during 2004 for these derivatives. The carrying value of the mark-to-market asset for the hedged FHLB debt at March 31, 2005, is approximately $4.7 million, which will be amortized to earnings over the life of the related FHLB debt, using the straight-line method which is not materially different from the effective interest method required under APB 21-”Interest on Receivables and Payables”. The annual expense recorded in earnings will be $0.8 million over the term of the underlying debt.

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

          During the three months ended March 31, 2005, the Company received net cash flows of $0.8 million from the seven prime based pools related cash value swaps that were recorded in interest on loans. No losses were recognized in earnings on the cash flow hedges due to hedging ineffectiveness during the three months ended March 31, 2005.

          During the three months ended March 31, 2004, the Company received net cash flows of $0.5 million under the subordinated debenture related swap, and $1.1 million on the FHLB related swaps, which were recorded as a $1.6 million reduction of interest expense on borrowings. $0.4 million was recorded in earnings as a loss due to hedging ineffectiveness during the three months ended March 31, 2004.

          BOLI Policies

          Our Bank subsidiary has purchased bank-owned life insurance (“BOLI”) policies with death benefits payable to the Bank on the lives of certain officers. These single-premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank’s aggregate investment in BOLI to 25% of the bank’s capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the Bank’s capital and surplus. All of the Bank’s BOLI investments comply with federal guidelines.  As of March 31, 2005, Gold Bank had $83.9 million of BOLI (equal to 22.7% of its capital and surplus).  The Bank monitors the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. We believe that these BOLI investments will not have any significant impact on the capital or liquidity of our Bank subsidiaries.

Critical Accounting Policies

          Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of our accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in the first note to the consolidated financial statements in the 2004 Annual Report. Critical accounting policies are both important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

          Impairment of Goodwill Analysis

          As required by the provisions of Statement of Financial Accounting Standards No. 142, we review goodwill for impairment at least annually or more frequently based upon facts and circumstances related to a particular reporting unit.  Based upon our most recent analysis on December 31, 2004, our goodwill related to our bank subsidiary is not impaired.

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

          Deferred Income Taxes

          Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

          Derivatives

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

Forward Looking Information and Statements

          The information included or incorporated by reference in this report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future financial performance and business of us and our subsidiaries, including, without limitation:

•	statements that are not historical in nature;

•	statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions; and

•	statements regarding the timing of the closing of the branch sales.

Forward-looking statements are not guarantees of future performance or results.  You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made.  They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	inability to obtain waivers of defaults under our credit facilities or find alternative financing;

•	changes in interest margins on loans;

•	changes in allowance for loan losses;

•	changes in the interest rate environment;

•	competitive pressures among financial services companies may increase significantly;

•	general economic conditions, either nationally or in our markets, may be less favorable than expected;

•	legislative or regulatory changes may adversely affect the business in which we and our subsidiaries are engaged;

•	technological changes may be more difficult or expensive than anticipated;

•	hedging activities may be less effective than anticipated; and

•	changes may occur in the securities markets.

These risks and other risks are described in Exhibit 99.1 to this Form 10-Q and are incorporated herein by reference.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          Along with internal gap management reports, we and our subsidiary bank use an asset/liability model to analyze each bank’s current gap position. The system simulates the bank’s asset and liability base and projects future net interest income results under several interest rate assumptions. We strive to maintain an aggregate gap position such that each 100 basis point change in interest rates will not affect net interest income by more than 10%.

          The following table indicates that, at March 31, 2005, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual

200 basis point rise	$135,043,000	$8,162,000	6.43%
100 basis point rise	$131,816,000	$4,935,000	3.89%
Base Rate Scenario	$126,881,000	—	—
100 basis point decline	$119,810,000	$(7,071,000)	(5.57%)
200 basis point decline	$110,386,000	$(16,495,000)	(13.00%)

ITEM 4:	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

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

          As of the end of our 2004 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment made under Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting as of December 31, 2004 is effective.

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

Changes to Internal Control over Financial Reporting

          No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Wayne K. Janzen, Dustin E. Cole and Michael Ross, v. Gold Banc Corporation, Inc., GBC Kansas, Inc., and Gold Bank, a Kansas bank (District Court of Kingfisher County, State of Oklahoma)

This case was filed in the District Court of Kingfisher County, Oklahoma on September 10, 2004. The plaintiffs bring the case on behalf of themselves and on behalf of the putative class of all those similarly situated. According to the Amended Petition, the putative class is composed of all those agricultural borrowers with loans that are or were guaranteed by the United States of America through the Farm Service Agency (“FSA”) guaranteed loan program. The plaintiffs generally allege that our subsidiary bank has engaged in a pattern of charging interest rates and fees in excess of what it charges average agricultural customers. The petition contains six counts against us. The counts are for breach of contract, negligence in the performance of servicing the FSA guaranteed loans, unjust enrichment by realizing increased profits caused by not disclosing to borrowers that our subsidiary bank was charging excessive interest rates and fees, a claim for usury, and an injunction for preventing our subsidiary bank from continuing its alleged practice of charging excessive interest rates and fees. No specific damage amounts are specified other than more than $10,000 is sought on each count. Plaintiffs also seek punitive damages and their costs and attorneys’ fees. An answer denying the allegations in the petition was filed on behalf of Gold Banc Corporation, Inc. and GBC Kansas, Inc. only.

This case was removed on October 1, 2004 to the United States District Court for the Western District of Oklahoma. Plaintiffs filed a motion to remand the case back to state court and the federal district court granted such motion.

The plaintiffs filed a motion for class certification and a class certification hearing was held on April 13, 2005. We objected to class certification at the hearing. The court took evidence at the hearing and has taken the motion under advisement.

We believe we have valid defenses to plaintiffs’ claims and intend to vigorously defend this lawsuit.

H.D. Young, Troy Boelte, Misti Boelte, Larry M. Boelte, Neacha Boelte, Mark Lorenzen, Denniece Lorenzen, Harold I. Mason, and Jaynee L. Mason, v. Gold Banc Corporation, Inc., Gold Bank-Oklahoma, Gold Bank-Kansas, GBC Oklahoma, Inc., GBC Kansas, Inc., and Gold Bank (District Court of Washita County, Oklahoma)

On February 2, 2005, the plaintiffs filed this lawsuit in the District Court for Washita County, Oklahoma, seeking to assert claims individually and on behalf of persons similarly situated. The putative class consists of all who entered into loan agreements with our subsidiary bank, which loans were in turn guaranteed by the FSA under the FSA’s federally sponsored guaranteed loan program. The petition generally alleges that our subsidiary bank charged its average farm customer a lesser interest rate than was charged to FSA guaranteed borrowers. The plaintiffs claim that charging the higher interest rate is usurious. Similar federal law claims asserted by the same plaintiffs against the same defendants were dismissed with prejudice by the United States District Court for the Western District of Oklahoma on January 26, 2005.

In addition to the usury cause of action, the petition alleges that our subsidiary bank converted unspecified funds belonging to plaintiffs. Plaintiffs claim that our subsidiary bank committed fraud by materially misrepresenting to the class that it would honestly and faithfully abide by the FSA rules and regulations although they knew they were not going to follow such rules and regulations. The complaint also alleges that (i) our subsidiary bank charged a 1% origination fee on all guaranteed loans and that the fee was illegal and excessive; (ii) our subsidiary bank did not charge similar fees on non-guaranteed loans and violated the applicable federal regulations; (iii) plaintiffs are third-party beneficiaries of our subsidiary bank’s contracts with the FSA and that our subsidiary bank breached those contracts and harmed the plaintiffs; (iv) the acts of our subsidiary bank were deceitful and done with intent to defraud the class of borrowers; (v) our subsidiary bank received money from the federal government that was to be paid to the plaintiffs for the use and benefit of the class, but instead was converted by our subsidiary bank for its own use; (vi) because the conduct of our subsidiary bank was allegedly fraudulent, the class is entitled to a reformation of their loan contracts to conform to law and equity; and (vii) our subsidiary bank was unjustly enriched and should be required to provide restitution to plaintiffs. The plaintiffs want to recover for the class all sums paid to us for usurious interest, which amount should be doubled, forgiveness of all future interest otherwise due under any note, punitive damages, and costs of the suit, including reasonable attorneys’ fees. No specific amounts of monetary damages are alleged.

We filed a motion to dismiss plaintiffs’ state court claims on March 16, 2005, and plaintiffs filed their response to this motion on April 5, 2005. This motion is set for hearing on the Court’s May 19, 2005 docket.

We believe we have valid defenses to plaintiffs’ claims and intend to vigorously defend this lawsuit.

Written Agreement dated August 26, 2003

As initially reported in a Form 8-K that we filed on August 27, 2003, we were party to a Written Agreement dated August 26, 2003, with the Kansas Office of the State Bank Commissioner and the Federal Reserve Bank of Kansas City. As of April 20, 2005, the Federal Reserve Bank of Kansas City and the Kansas Office of the State Bank Commissioner have lifted their August 26, 2003 Written Agreement with the Company and Gold Bank, effective April 19, 2005. The regulators took this favorable action after their recent examination of the Company and Gold Bank based on improvements in the bank’s risk management practices and after they had concluded that we had completed the tasks required by the Written Agreement.

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

          The flowing table sets forth certain information about the shares of common stock we repurchased during the first quarter of 2005.

			Total Number of	Maximum Number (or
	Total		Shares Purchased	Approximate Dollar
	Number of	Average	as Part of Publicly	Value) of Shares That
	Shares	Price Paid	Announced	May Yet Be Purchased
Period	Purchased	per Share	Program	Under the Program

January 1 – January 31, 2005	15,000	14.49	15,000	n/a (1)
February 1 – February 28, 2005	508,114	14.43	508,114	n/a (1)
March 1 – March 31, 2005	243,000	14.17	243,000	n/a (1)

Total	766,114	14.35	766,114

(1) On October 21, 2004, the board of directors authorized the expenditure of up to $12.0 million for the repurchase of its outstanding common stock from time to time during the next twelve months in open market purchases and private transactions subject to market conditions, and as permitted by securities laws and other legal requirements. On April 18, 2005, the board of directors authorized an additional expenditure of up to $20.0 million for the repurchase of its outstanding common stock.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer of Gold Banc Corporation, Inc., dated May 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Gold Banc Corporation, Inc., dated May 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated May 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2

Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated May 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

99.1	Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc Corporation, Inc.

*Management contracts or compensating plans or arrangements required to be filed by Item 6(a).

(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the first quarter of 2005:

•

On January 18, 2005, we filed a Current Report on Form 8-K announcing that we had signed a Branch Purchase and Assumption agreement with Olney Bancshares of Texas, Inc. for the sale of five Gold Bank branches in Oklahoma.

•

On January 27, 2005, we filed a Current Report on Form 8-K that announced that the United States District Court for the Western District of Oklahoma had issued an Order dismissing a class action case against Gold Banc and it subsidiary, Gold Bank.

•

On February 3, 2005, we filed a Current Report on Form 8-K announcing that Gold Banc Corporation, Inc. had entered into agreements with four executive officers granting them restricted stock and restricted stock units.

•	On March 4, 2005, we filed a Current Report on Form 8-K announcing the resignation of Phil Zemel as Senior Vice President and Director of Credit Policy.

•

On April 22, 2005, we filed a Current Report on Form 8-K announcing the earnings results for the three months ended March 31, 2004, the approval of the first quarter dividend, and the approval of a stock buy back program. The report also announced the lifting of the Written Agreement between the Company and the Federal Reserve Bank and the Office of the Kansas Bank Commissioner of August 23, 2003.

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

Date: May 9, 2005