Form 10-Q
period 2005-05-31
GOLD BANC CORP INC
filed 2005-08-08
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

or

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from to

Commission file number 0-28936

GOLD BANC CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-1008593 (I.R.S. Employer Identification No.)

11301 Nall Avenue, Leawood, Kansas (Address of principal executive offices)	66211 (Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class Common Stock, $1.00 par value	Outstanding at August 4, 2005 38,648,646

GOLD BANC CORPORATION, INC.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED JUNE 30, 2005

PART I   FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)
(Unaudited)

	June 30, 2005	December 31, 2004
Assets

Cash and due from banks	$68,503	$65,011
Federal funds sold and interest-bearing deposits	99,446	43,286

Total cash and cash equivalents	167,949	108,297

Investment securities:
Available-for-sale, at fair value	381,757	498,763
Held-to-maturity (fair value of $391,191 and $411,232 as of
June 30, 2005 and December 31, 2004, respectively)	396,541	411,802
Trading, at fair value	2,845	5,456

Total investment securities	781,143	916,021

Loans	2,941,417	2,716,700
Allowance for loan losses	(33,552)	(32,108)

Loans, net	2,907,865	2,684,592

Mortgage loans held-for-sale, net	8,068	5,724
Premises and equipment, net	53,462	51,613
Goodwill	29,252	30,484
Other intangible assets, net	4,960	5,336
Accrued interest and other assets	57,036	57,807
Cash surrender value of bank-owned life insurance, net of surrender charges	84,857	82,992
Assets held for sale	—	387,510

Total assets	$4,094,592	$4,330,376

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)
(Unaudited)

	June 30, 2005	December 31, 2004
Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$2,913,417	$2,786,774
Securities sold under agreements to repurchase	131,450	112,205
Federal funds purchased and other short-term borrowings	15,960	2,463
Subordinated debt	116,599	116,599
Long-term borrowings	593,667	661,534
Accrued interest and other liabilities	45,171	30,231
Liabilities held for sale	—	350,186

Total liabilities	3,816,264	4,059,992

Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value; 50,000,000 shares authorized 45,233,680 and
45,011,227 shares issued at June 30, 2005 and December 31, 2004	45,234	45,011
Additional paid-in capital	132,935	129,381
Retained earnings	176,557	146,360
Accumulated other comprehensive loss, net	(5,910)	(6,007)
Unearned compensation	(11,888)	(10,072)

	336,928	304,673
Less treasury stock,
6,550,914 and 4,824,575 shares at June 30, 2005 and December 31, 2004	(58,600)	(34,289)

Total stockholders’ equity	278,328	270,384

Total liabilities and stockholders’ equity	$4,094,592	$4,330,376

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months ended
(In thousands, except per share data)
(Unaudited)

	June 30, 2005	June 30, 2004
Interest Income:
Loans, including fees	$51,406	$38,631
Investment securities	7,478	9,758
Other	746	463

Total interest income	59,630	48,852

Interest Expense:
Deposits	19,206	14,208
Borrowings and other	9,151	7,166

Total interest expense	28,357	21,374

Net interest income	31,273	27,478

Provision for loan losses	4,033	1,447

Net interest income after provision for loan losses	27,240	26,031

Other income:
Service fees	3,205	4,543
Investment trading fees and commissions	251	726
Net gains on sales of mortgage loans	379	419
Net gains (losses) on sales of securities	(1,883)	36
Gain on sales of branch facilities	34,420	3,621
Bank-owned life insurance	943	928
Gain on sale of credit card portfolio	—	1,156
Trust fees	1,224	1,103
Other	162	846

Total other income	38,701	13,378

Other expense:
Salaries and employee benefits	12,968	12,640
Data processing	1,676	1,916
Net occupancy expense	1,774	1,733
Depreciation and amortization expense	1,861	1,610
Professional services	1,683	1,833
Expense for the settlement of qui tam litigation, net	—	14,000
Other	5,575	4,151

Total other expense	25,537	37,883

Earnings from continuing operations before income taxes	40,404	1,526

Income tax expense	15,139	1,217

Net earnings	$25,265	$309

Net earnings per share – basic	$0.67	$0.01

Net earnings per share – diluted	$0.66	$0.01

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Six Months ended
(In thousands, except per share data)

	June 30, 2005	June 30, 2004
Interest Income:
Loans, including fees	$99,725	$79,226
Investment securities	15,384	19,090
Other	1,532	1,052

Total interest income	116,641	99,368

Interest Expense:
Deposits	36,938	28,731
Borrowings and other	18,130	14,619

Total interest expense	55,068	43,350

Net interest income	61,573	56,018
Provision for loan losses	5,285	4,311

Net interest income after provision for loan losses	56,288	51,707

Other income:
Service fees	6,417	8,448
Investment trading fees and commissions	1,045	1,636
Net gains on sales of mortgage loans	587	806
Net gains (losses) on sales of securities	(2,064)	137
Gain on sales of branch facilities	34,420	20,574
Gain on sale of credit card portfolio	—	1,156
Bank-owned life insurance	1,877	1,958
Trust fees	2,506	2,242
Other	351	1,168

Total other income	45,139	38,125

Other expense:
Salaries and employee benefits	25,876	26,592
Data processing	3,564	4,015
Net occupancy expense	3,503	3,495
Depreciation and amortization expense	3,632	3,177
Professional services	2,889	3,811
Expense for the settlement of qui tam litigation, net	—	14,000
Other	10,397	11,621

Total other expense	49,861	66,711

Earnings from continuing operations before income taxes	51,566	23,121

Income tax expense	18,178	8,955

Net earnings from continuing operations	33,388	14,166
Net loss from discontinued operations, net of tax	—	(551)

Net earnings	$33,388	$13,615

Net earnings from continuing operations per share – basic	$0.87	$0.36
Net loss from discontinued operations per share – basic	—	(0.01)

Net earnings per share – basic	$0.87	$0.35

Net earnings from continuing operations per share – diluted	$0.86	$0.36
Net loss from discontinued operations per share – diluted	—	(0.01)

Net earnings per share – diluted	$0.86	$0.35

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2005, and June 30, 2004

(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Treasury Stock	Total
Balance at December 31, 2003	$—	44,567	122,444	132,082	(2,812)	(12,275)	(34,289)	$249,717
Net earnings for the six months ended June 30, 2004	—	—	—	13,615	—	—	—	13,615
Change in unrealized gain on available-for-sale securities	—	—	—	—	(8,257)	—	—	(8,257)

Total comprehensive income for the six months ended June 30, 2004	—	—	—	13,615	(8,257)	—	—	5,358
Exercise of 285,906 stock options	—	286	2,781	—	—	—	—	3,067
Tax benefit of exercise of stock options	—	—	380	—	—	—	—	380
Allocation of 150,000 shares held by Employee Stock Ownership Plan	—	—	1,162	—	—	1,170	—	2,332
Stock-based compensation expense	—	—	1,054	—	—	108	—	1,162
Dividends paid ($0.06 per common share)	—	—	—	(2,398)	—	—	—	(2,398)

Balance at June 30, 2004	$—	44,853	127,821	143,299	(11,069)	(10,997)	(34,289)	$259,618

Balance at December 31, 2004	$—	45,011	129,381	146,360	(6,007)	(10,072)	(34,289)	$270,384
Net earnings for the six months ended June 30, 2005	—	—	—	33,388	—	—	—	33,388
Amortization of unrealized loss on investment securities transferred from available-for-sale to held-to-maturity portfolio	—	—	—	—	230	—	—	230
Change in unrealized gain on derivative financial instruments	—	—	—	—	(41)	—	—	(41)
Change in unrealized loss on available-for-sale securities	—	—	—	—	(92)	—	—	(92)

Total comprehensive income for the six months ended June 30, 2005	—	—	—	33,388	97	—	—	33,485
Exercise of 56,553 stock options	—	57	335	—	—	—	—	392
Tax benefit of exercise of stock options	—	—	71	—	—	—	—	71
Allocation of 128,000 shares held by Employee Stock Ownership Plan	—	—	828	—	—	500	—	1,328
Acquisition of 1,726,339 shares of treasury stock	—	—	—	—	—	—	(24,311)	(24,311)
Issuance of restricted stock grants	—	188	2,476	—	—	(2,664)	—	—
Stock-based compensation expense	—	(22)	(156)	—	—	348	—	170
Dividends paid ($0.08 per common share)	—	—	—	(3,191)	—	—	—	(3,191)

Balance at June 30, 2005	$—	45,234	132,935	176,557	(5,910)	(11,888)	(58,600)	$278,328

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Amounts in thousands)
(Unaudited)

	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net earnings	$33,388	$13,615
Loss from discontinued operations	—	551
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
Provision for loan losses	5,285	4,311
Allocation of ESOP Shares	828	2,332
Non-cash compensation expense	739	2,087
(Gain) loss on sales of securities	2,064	(137)
Gain on sales of branches	(34,420)	(20,574)
Amortization of investment securities’ premiums, net of accretion	882	1,256
Depreciation and amortization	3,632	3,552
Gain on sale of mortgage loans held for sale	(587)	(806)
Increase in cash surrender value of bank owned life insurance	(1,877)	(1,958)
Net decrease in trading securities	2,611	6,132
Proceeds from sale of loans held for sale	50,341	122,673
Origination of loans held for sale, net of repayments	(52,098)	(117,953)
Other changes:
Accrued interest receivable and other assets	1,459	(4,627)
Accrued interest payable and other liabilities	14,858	26,631
Net change in operating activities of discontinued operations	—	2,724

Net cash provided by operating activities	$27,105	$39,809

Cash flows from investing activities:
Net increase in loans	$(575,091)	$(80,310)
Proceeds from sales of available for sale securities	101,258
Proceeds from calls, paydowns and maturities of available for
sale securities	14,050	253,777
Purchases of available-for-sale securities	(606)	(335,112)
Proceeds from calls, paydowns and maturities of held to maturity
securities	14,741	108,333
Purchases of held-to-maturity securities	—	(94,583)
Net additions to premises and equipment	(8,972)	(484)
Net decrease in assets held for sale	387,510	—
Net decrease in liabilities held for sale	(350,186)	—
Cash received (paid) in branch sales	75,322	(184,744)
Cash received in redemption of cash surrender value of life
insurance	—	980

Net cash used in investing activities	$(341,974)	$(332,143)

Cash flows from financing activities:
Increase in deposits	$459,268	$293,799
Net decrease (increase) in short-term borrowings	10,613	(6,711)
Repayment of long-term borrowings	(887,950)	(457,690)
Additional long-term borrowings	819,629	429,512
Proceeds from issuance of common stock	392	3,067
Tax benefit of issuance of common stock	71	380
Purchase of treasury stock	(24,311)	—
Dividends paid	(3,191)	(2,398)

Net cash provided by financing activities	374,521	259,959

Increase (decrease) in cash and cash equivalents	59,652	(32,375)
Cash and cash equivalents, beginning of period	108,297	117,102

Cash and cash equivalents, end of period	$167,949	$84,727

Supplemental disclosure of cash flow information:
Cash paid for interest	$55,915	$49,296
Cash paid for income taxes	9,122	3,777
Transfer of investment securities available-for-sale to
held-to-maturity portfolio	—	165,533

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Nature of Operations

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

The Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 and the Consolidated Statements of Earnings, Stockholder’s Equity and Comprehensive Income and Cash Flows as of and for the three and six months ended June 30, 2005 and 2004 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for those periods. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses. The consolidated statements of earnings for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

Gold Banc Corporation, Inc. is a bank holding company that owns and operates a community bank with branches located in Florida, Kansas, Missouri, and Oklahoma. The Company provides a full range of commercial and consumer financial services. The Company owns and operates a full-service broker/dealer and investment firm and a trust company.

2.	Earnings per Common Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share include the effects of all potentially dilutive common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and, 2004 are shown below (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004
Weighted average common shares outstanding - basic	38,992	40,031	39,413	39,896

Unallocated ESOP Shares	(1,025)	(1,256)	(1,102)	(1,275)

Total basic weighted average common shares outstanding	37,967	38,775	38,311	38,621

Stock options and unvested restricted stock	467	415	503	401

Total weighted average common shares outstanding - diluted	38,434	39,190	38,814	39,022

The Company currently applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, in accounting for its stock-based compensation plans.  Accordingly, no compensation expense has been recognized for employee stock-based compensation plans other than for restricted stock and instances where vesting of option awards have been accelerated.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS 148”) an amendment of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,”  (“SFAS 123”); therefore, no compensation expense has been recognized for the Company’s employee stock options.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, normally the vesting period. This revised statement allows entities to restate previously issued financial statements or adopt the provisions on a prospective basis. If restatement is chosen, the expense shown for prior periods will be the same amounts previously calculated and reported in their pro forma disclosures that had been required by SFAS 123.  The provisions of SFAS 123R are effective for our 2006 fiscal year beginning January 1, 2006. We will continue to apply the accounting provisions of APB 25 in accounting for our stock-based compensation plans until the effective date of SFAS 123R.  On March 30, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share Based Payments,” (“SAB 107”), which expresses the staff’s views regarding the application of SFAS 123R.  The impact of adopting SFAS 123R and SAB 107 cannot be accurately estimated at this time, as it is dependent on the amount of share based awards in future periods.  However, had the Company adopted SFAS 123R and SAB 107 in a prior period, the impact would approximate the pro forma impact to net income (loss) and earnings (loss) per share under SFAS 123‘s fair value method of accounting for employee stock plans as presented in the tables within this footnote.  SFAS 123R also requires that tax benefits received in excess of recognized compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows.  This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

The following table illustrates the effect on reported net income and earnings per share for the three and six months ended June 30, 2005 and 2004 as if we had applied the fair value method of accounting for employee stock plans as required by SFAS 123 (in thousands, except per share amounts):

	For the three months ended

	June 30, 2005	June 30, 2004
Net earnings as reported	$25,265	$309
Add: Stock-based compensation included in reported
net income, net of related tax effects	$339	638
Deduct: Total stock-based employee compensation expense
determined under fair-value-based method for all
awards, net of tax	(453)	(855)

Pro forma net earnings	$25,151	$92

Earnings per share:
Basic-as reported	$0.67	$0.01
Basic-pro forma	0.67	0.00
Diluted-as reported	0.66	0.01
Diluted-pro forma	0.66	0.00

	For the six months ended

	June 30, 2005	June 30, 2004
Net earnings as reported	$33,388	$13,615
Add: Stock-based compensation included in reported
net income, net of related tax effects	$480	719
Deduct: Total stock-based employee compensation expense
determined under fair-value-based method for all
awards, net of tax	(687)	(936)

Pro forma net earnings	$33,181	$13,398

Earnings per share:
Basic-as reported	$0.87	$0.35
Basic-pro forma	0.87	0.35
Diluted-as reported	0.86	0.35
Diluted-pro forma	0.86	0.35

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

3.	Stock Repurchase

On October 21, 2004, the board of directors authorized the expenditure of up to $12.0 million for the repurchase of its outstanding common stock from time to time during the ensuing twelve months in open market purchases and private transactions subject to market conditions, and as permitted by securities laws and other legal requirements. On April 18, 2005, the board of directors authorized an additional expenditure of up to $20.0 million for the repurchase of its outstanding common stock. During the three months ended June 30, 2005, 960,225 shares of stock were repurchased at a total cost of $13,316,080. During the six months ended June 30, 2005, 1,726,339 shares of stock have been repurchased at a total cost of $24,310,545.

4.	Restricted Stock Grant

On January 19, 2005, the Company granted 156,900 shares of restricted stock and 106,600 restricted stock units pursuant to the Company’s 1996 Equity Compensation Plan. On April 19, 2005, the Company granted an additional 28,200 shares of restricted stock and 18,800 restricted stock units pursuant to that plan. Compensation expense associated with these grants was $0.3 million for the three months ended June 30, 2005 and $0.7 million for the six months ended June 30, 2005. The restricted stock and restricted stock units vest at the end of three to five years from the date of grant provided continued employment with the Company during this period.

5.	Intangible Assets and Goodwill

The following table presents information about the Company’s intangible assets, which are being amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

	June 30, 2005		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Core deposit premium	$7,508	$2,548	$7,508	$1,796
Aggregate amortization expense for the six months ended		$375		$375
Aggregate amortization expense for the three months ended		$188		$188

Estimated amortization expense (in thousands) for the years ending December 31:

2005	$751
2006	$751
2007	$751
2008	$751
2009	$751

Goodwill from continuing operations at June 30, 2005 was $29.3 million, compared with $30.5 million at December 31, 2004. There was no impairment to goodwill from continuing operations recorded for the three and six months ended June 30, 2005 or 2004. Goodwill of $1.2 million was allocated to the bank branches sold during the second quarter of 2005 (see Note 7). Goodwill of $0.6 million was allocated to the bank branches sold during the first quarter of 2004 (see Note 7).

During 2002 and 2003, CompuNet Engineering (“CompuNet”) did not earn a majority of its revenue from providing services to financial institutions. As a result, the Company was required under the Bank Holding Company Act to divest itself of CompuNet. During the fourth quarter of 2003, the Company announced its intent to dispose of CompuNet. As a result of the expected disposition of this business, the Company recorded additional impairment charges of $0.8 million and $3.3 million in the third and fourth quarters of 2003 to reduce the carrying value of the net assets (including the remaining goodwill) to their fair value. The remaining goodwill of $0.2 million was written off in the first quarter of 2004. The Company sold CompuNet on February 4, 2004.

6.	Comprehensive Income

Comprehensive income (loss) was $31.9 million and ($12.1) million for the three months ended June 30, 2005 and June 30, 2004, respectively. Comprehensive income was $33.5 million and $5.4 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities and derivative financial instruments. During the three months ended June 30, 2005 and June 30, 2004, the Company recorded reclassification adjustments of $1.2 million and $0.0 million, respectively, associated with gains and losses included in net earnings for such periods. During the six months ended June 30, 2005 and June 30, 2004, the Company recorded reclassification adjustments of $1.3 million and $0.1 million, respectively, associated with gains and losses included in net earnings for such periods

7.	Mergers, Acquisitions, Dispositions and Consolidations

Pursuant to the Company’s strategy to increase its presence in higher-growth metropolitan areas, rural branches have been sold, and the Company redeployed its capital to acquire deposits in metropolitan areas. The Company believes that the transactions described below will have a positive impact on its business, capital and liquidity.

Sale of Seven Gold Bank-Kansas branches. On September 16, 2003, the Company announced that it had entered into an agreement for the sale of seven Gold Bank-Kansas branches. An employee-investor group led by the regional Gold Bank-Kansas president in Marysville, Kansas, agreed to purchase the Gold Bank-Kansas branches. The sale of the Gold Bank-Kansas branches closed on February 13, 2004. As of the date of closing, the deposits and loans of the seven Gold Bank-Kansas branches were approximately $333.4 million and $193.0 million (net of allowance of $1.8 million), respectively. Total bank premises and equipment net of accumulated depreciation was $3.8 million. In addition, goodwill of $0.6 million was allocated to these branches. In connection with the sale of these branches, the Company recorded a gain of approximately $16.2 million.

Sale of Elkhart branch. On August 28, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its branch location in Elkhart, Kansas to ColoEast Bankshares. The sale of this Gold Bank-Oklahoma branch closed on February 5, 2004. As of the date of closing, the deposits and loans of this Gold Bank-Oklahoma branch were approximately $30.0 million and $3.2 million, respectively. Total bank premises and equipment net of accumulated depreciation was $0.3 million. In connection with the sale of this branch, the Company recorded a gain of approximately $0.9 million.

Sale of CompuNet Engineering On January 15, 2004, the Company entered into a letter of understanding for the sale of its wholly-owned subsidiary, CompuNet Engineering, which provided information technology, e-commerce services and networking solutions for banks and other businesses; including the design, implementation and administration of local and wide area networks. This sale was made to Computer Source, Inc. and closed on February 4, 2004. The financial after-tax impact of CompuNet operations in 2004 until the sale resulted in a loss from discontinued operations of $0.6 million.

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

Sale of Five Gold Bank branches in Oklahoma. On January 12, 2005, Gold Bank entered into an agreement for the sale of five branch locations in Oklahoma. The sale of these Gold Bank branches closed on June 17, 2005. As of the date of closing, the deposits and loans of these Gold Bank branches were approximately $332.6 million and $346.0 million (net of allowance of $1.9 million), respectively. Bank premises and equipment at the date of closing were $4.3 million. Such were recorded as assets and liabilities held for sale as of December 31, 2004. In connection with the sale of these branches, the Company recorded a gain of approximately $34.4 million.

8.	Derivative Instruments

The Company utilizes derivative financial instruments as part of its overall interest rate sensitivity management strategy to mitigate exposure to interest rate risk. The Company entered into three interest rate swap agreements implemented during 2002 with an aggregate notional amount of $82.5 million. The interest rate swaps are derivative financial instruments and were designated as fair value hedges of subordinated debentures. Two of these swaps were called in 2003 leaving $37.6 million outstanding during 2004. The remaining swap had a notional amount equal to the outstanding principal amount of the related subordinated debentures, together with the same payment dates, maturity date and call provisions as the related subordinated debentures. Under this swap, the Company paid interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company received a fixed rate equal to the interest that it was obligated to pay on the related subordinated debentures. The remaining swap for $37.6 million was called by the counter-party and terminated on November 1, 2004. Under this swap agreement, no payments were due between the parties and the Company recognized no gain or loss when it was called in 2004.

In August 2003, the Company entered into seven interest-rate swap agreements with an aggregate notional amount of $190.0 million for the purpose of effectively converting $190.0 million of fixed-rate FHLB borrowings into floating rate obligations. These interest rate swaps are derivative financial instruments and were designated as fair value hedges of the FHLB borrowings. Each swap had a notional amount equal to the outstanding principal amount of the related FHLB borrowings, together with the same payment dates, maturity dates and call provisions as the related FHLB borrowings. Under each of the swaps, the Company paid interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, and the Company received a fixed rate equal to the interest that it was obligated to pay on the related FHLB borrowings. As a result of the issuance of Statement 133 Issue G25, “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans” (“G25”) in July 2004, the Company opted to terminate these fair-value hedges on November 30, 2004, for new cash-flow hedges of pools of prime-based loans (discussed below) permitted under G25. As a result of the termination of these hedges, a cash payment of $5.4 million was made during the three months ended December 31, 2004 to the counterparty.

On December 1, 2004, the Company entered into three interest-rate swap agreements with an aggregate notional amount of $190.0 million for the purpose of effectively converting variable-rate, prime-based loans’ interest streams into fixed-rate interest streams. Pools of prime-based loans have been designated under the swaps, the principal amount of these pools corresponding to the hedged transactions equal to 102% of the notional amount of the swaps. The formula for computing net settlements under the swaps is the same for each net settlement; that is, the fixed rate is the same throughout the term of the swap and the variable rate is the prime rate. The re-pricing dates of the swaps match those of the variable-rate assets, on which the hedged transactions are based. These interest rate swaps are derivative financial instruments and have been designated as cash-flow hedges of prime-based pools of loans. The first swap has a notional value of $60.0 million and will effectively fix the Company’s interest rate at 6.841% plus the credit spread over Prime, if any, with a maturity date of December 2009. The second swap has a notional value of $60.0 million and will effectively fix the Company’s interest rate at 7.0% plus the credit spread over Prime, if any, with a maturity date of December 2010. The third swap has a notional value of $70.0 million and will effectively fix the Company’s interest rate at 7.14% plus the credit spread over Prime, if any, with a maturity date of December 2011.

During the three months ended June 30, 2005, the Company received net cash flows of $0.6 million from the seven prime-based pools related cash value swaps that were recorded in interest income on loans. During the six months ended June 30, 2005, the Company received net cash flows of $1.4 million from the seven prime-based pools related cash value swaps that were recorded in interest income on loans.

During the three months ended June 30, 2004, the Company received net cash flows of $0.5 million under the subordinated debenture related swap, and $1.1 million on the FHLB related swaps, which were recorded as a $1.6 million reduction of interest expense on borrowings. $0.6 million was recorded in earnings as a gain due to hedging effectiveness during the three months ended June 30, 2004. During the six months ended June 30, 2004, the Company received net cash flows of $1.0 million under the subordinated debenture related swap, and $2.2 million on the FHLB related swaps, which were recorded as a $3.2 million reduction of interest expense on borrowings. An additional $0.2 million was recorded in earnings as a gain due to hedging ineffectiveness during the six months ended June 30, 2004.

Derivative financial instruments held by the Company for purposes of managing interest rate risk are summarized as follows:

	June 30, 2005		December 31, 2004
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(Dollars in thousands)

Interest rate swaps	$190,000	1,090	$190,000	1,300

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

9.	Financial Instruments with Off-Balance-Sheet Risk

Financial instruments that represent off-balance-sheet credit risk consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $1.139 billion at June 30, 2005. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. Included in this amount, the Company has also contingently guaranteed $61.9 million in letters of credit issued through the FHLB. These letters of credit are collateralized with securities owned by the Company.

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

At June 30, 2005, a liability in the amount of $1.0 million, representing the carrying value of the guarantee obligations associated with standby letters of credit (included in the above total of open commitments), was recorded in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” that requires recognition of the fair value of the liability related to the guarantee issued under standby letters of credit. This amount will be accreted into earnings over the life of the commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $97.0 million at June 30, 2005.

10.	Loss Contingencies

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

The following financial review presents management’s discussion and analysis of our consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three and six month periods ended June 30, 2005. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as our 2004 Annual Report on Form 10-K/A (the “2004 Annual Report”). Results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of results to be attained for any other period.

Selected Financial Data

The following table sets forth certain financial data for the three and six month periods ended June 30, 2005 and June 30, 2004 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$25,265	$309	$33,388	$13,615
Net earnings per share (diluted)	$0.66	$0.01	$0.86	$0.35
Return on average assets (annualized)	2.33%	0.03%	1.54%	0.64%
Return on equity (annualized)	38.55%	0.46%	25.32%	10.28%
Ratio of dividend to net earnings	7.86%	389.79%	9.56%	17.62%

	At June 30, 2005		At June 30, 2004
Ratio of Stockholders’ equity to total assets	6.80%	6.20%

Results of Operations

Net Interest Income

Total interest income for the three months ended June 30, 2005 was $59.6 million compared to $48.9 million for the three months ended June 30, 2004, an increase of $10.8 million. This increase resulted from a $12.8 million increase in loan interest partially offset by a $2.3 million decrease in investment security interest. The increase in interest on loans over the prior year is attributed to a significant increase in principal and increased rates. The decline on investment earnings was due to declines in the principal balances from paydowns, sales, and maturities of securities. We completed the sale of $101.3 million of investment securities during the second quarter of 2005 with a net loss of $2.0 million. With the average costs of short-term borrowing approaching the yield on these bonds, this strategy served to de-leverage our balance sheet, reduce reliance on Federal Home Loan Bank (“FHLB”) borrowings and improve margin. These available-for-sale securities were not required for pledging or other operating needs, and were sold in June at recent market highs.

Average loans (including loans held for sale) increased to $3.2 billion for the three months ended June 30, 2005 compared to $2.9 billion for the three months ended June 30, 2004, a 10.6% increase. This increase in loans resulted from significant loan activity in our Kansas City and Florida markets despite the sale of $347.9 million of loans during the second quarter of 2005. Total interest income for the six months ended June 30, 2005 was $116.6 million compared to $99.4 million for the six months ended June 30, 2004, an increase of $17.3 million. This increase resulted from a $3.7 million decrease in investment security interest, which was more than offset by a $20.5 million increase in loan interest. For the three months ended June 30, 2005, our average rate on a tax-equivalent basis for earning assets was 5.86%, an increase from 4.95% for the three months ended June 30, 2004. For the six months ended June 30, 2005, our average rate on a tax-equivalent basis for earning assets was 5.74%, an increase from 5.05% for the six months ended June 30, 2004. The increase in the average rate on earning assets primarily resulted from the increase in lending rates.

Average earning assets were $4.1 billion for the three months ended June 30, 2005 compared with $4.0 billion for the three months ended June 30, 2004. Average earning assets were $4.1 billion for the six months ended June 30, 2005 compared with $4.0 billion for the six months ended June 30, 2004. The increase in average earning assets is attributable to our increase in loans partially offset by a decrease in securities.

Total interest expense for the three months ended June 30, 2005 was $28.4 million, a $7.0 million, or 32.7%, increase over the three months ended June 30, 2004. The increase was primarily due to a $5.0 million increase in interest on deposits and a $2.0 million increase in interest on borrowings. Total interest expense for the six months ended June 30, 2005 was $55.1 million, an $11.7 million, or 27.0%, increase over the six months ended June 30, 2004. The increase was primarily due to an $8.2 million increase in interest on deposits and a $3.5 million increase in interest on borrowings. Excluding branch sales, deposits grew $45.4 million or 1.6% during second quarter 2005 in addition to the growth of $81.3 million or 2.9% in the first quarter, despite a reduction in brokered certificates of deposit. Brokered certificates of deposit totaled $406.8 million as of June 30, 2005, a $129.8 million reduction from $536.6 million at the end of 2004. FHLB advances were $486.8 million at June 30, 2005, compared to $571.9 million at December 31, 2004, an $85.1 million reduction. This combined reduction of $214.9 million in brokered deposits and FHLB borrowings reflects our commitment to move away from wholesale funding and to build core deposits.

For the three months ended June 30, 2005, our average cost of funds was 3.19%, an increase from 2.45% for the three months ended June 30, 2004. For the six months ended June 30, 2005, our average cost of funds was 3.08%, an increase from 2.40% for the three months ended June 30, 2004. The increase in the average cost of funds primarily relates to the increased rates paid on deposits, as well as the increased interest expense associated with our FHLB borrowings.

Net interest income was $31.3 million for the three months ended June 30, 2005, compared to $27.5 million for the same period in 2004, an increase of 13.8%. Net interest income was $61.6 million for the six months ended June 30, 2005, compared to $56.0 million for the same period in 2004, an increase of 9.9%. Our net interest margin increased from 2.80% for the three months ended June 30, 2004 to 3.08% for the three months ended June 30, 2005 on a tax-equivalent basis. Our net interest margin increased from 2.87% for the six months ended June 30, 2004 to 3.03% for the three months ended June 30, 2005 on a tax-equivalent basis. The increase in net interest income and the increase in net interest margin was the result of the significant increase in the average balance of loans. Most of the change was attributable to volume with approximately 30% of the change due to rate increases. For the three months ended June 30, 2005 compared to the three months ended June 30, 2004, average interest bearing liabilities increased $61.7 million compared to an increase of $89.8 million in average interest earning assets. The difference between the increase in average interest bearing liabilities and the increase in average interest earning assets is primarily due to an increase of loans in excess of the increase in interest bearing deposits during the relevant periods. For the six months ended June 30, 2005 compared to the three months ended June 30, 2004, average interest bearing liabilities decreased $53.9 million compared to an increase of $91.5 million in average interest earning assets.

Provision/Allowance for Loan Losses

The success of a bank depends, to a significant extent, upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 71% of our total assets as of June 30, 2005. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things.

The allowance for loan losses totaled $33.6 million and $32.1 million at June 30, 2005 and December 31, 2004, respectively, and represented 1.14% and 1.03% of total loans at each date. The provision for loan losses for the three months ended June 30, 2005 was $4.0 million compared to $1.4 million for the three months ended June 30, 2004. The provision for loan losses for the six months ended June 30, 2005 was $5.3 million compared to $4.3 million for the six months ended June 30, 2004. The increase in the provision for loan losses for the current quarter from a year ago was the result of significant loan growth and additional provision that we judged to be necessary on the remaining loan portfolio as of June 30, 2005. Changes in classifications of loans as well as an increase in non-performing loans drove this increase. Net charge-offs for the three months ended June 30, 2005 were $0.5 million compared to $1.6 million for the three months ended June 30, 2004. Net charge-offs for the six months ended June 30, 2005 were $1.6 million compared to $2.3 million for the six months ended June 30, 2004. We continue to review the loan portfolios of the bank, to monitor the provision and to charge off those credits for which collection is considered to be doubtful.

We consider non-performing assets to include all non-accrual loans, other loans past due 90 days or more (as to principal and interest) and still accruing, other real estate owned, and repossessed assets. Total non-performing loans were $25.8 million and $15.7 million at June 30, 2005 and December 31, 2004, respectively. The $10.1 million increase in non-performing loans can generally be attributed to the combined effect of an $8.1 million increase in non-accrual loans due primarily to three large credits (with an associated allowance of $0.2 million) and a $2.1 million increase in accruing loans past due 90 days or more which was primarily due to one loan. Total non-performing loans were 0.88% and 0.51% of gross loans at June 30, 2005 and December 31, 2004, respectively. Total non-performing assets were $29.6 million and $19.6 million at June 30, 2005 and December 31, 2004, respectively. The increase in non-performing assets of $10.0 million can be generally attributed to the above mentioned loan activity. Total non-performing assets were 0.72% and 0.45% of total assets at June 30, 2005 and December 31, 2004, respectively.

The allowance for loan losses is comprised of specific allowances assigned to certain classified loans and a general allowance. We continuously evaluate our allowance for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Factors contributing to the determination of specific allowances include the credit worthiness of the borrower, changes in the expected future receipt of principal and interest payments and/or changes in the value of pledged collateral. An allowance is recorded when the carrying amount of the loan exceeds the net realizable value of the collateral for certain collateral dependent loans. For purposes of determining the general allowance, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Each credit grade is assigned a risk factor, or allowance allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required allowance.

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

Other Income

For the three months ended June 30, 2005, other income was $38.7 million compared to $13.4 million for the three months ended June 30, 2004, an increase of $25.3 million, or 189.3%. The net increase resulted primarily from gains on the sale of branch facilities of $34.4 million in the second quarter of 2005 compared to gains of $3.6 million on branch sales, which occurred in the first quarter of 2004. This increase was partially offset by a reduction in service fees of $1.4 million, a decrease in investment trading fees and commissions of $0.5 million, a decrease in net securities gains of $1.9 million, a decrease caused by a gain of $1.2 million from the sale of the credit card portfolio in the second quarter of 2004, and a decrease in other income of $0.7 million. Services fees are down due to a restructuring of insufficient funds and account analysis charges. Investment trading fees and commissions are down due to lower trading volume. Securities gains are down due to the loss on the sale of securities in the current quarter.

For the six months ended June 30, 2005, other income was $45.1 million compared to $38.1 million for the six months ended June 30, 2004, an increase of $7.0 million, or 18.4%. The net increase resulted primarily from gains on the sale of branch facilities of $34.4 million in the second quarter of 2005 compared to gains of $20.6 million on branch sales, which occurred in the first and second quarter of 2004. This increase was partially offset by a reduction in service fees of $2.0 million due primarily to declining insufficient funds charges, a decrease in investment trading fees and commissions of $0.6 million, a decrease in net gains on sale of mortgage loans of $0.2 million, a decrease in net securities gains of $2.2 million, a decrease in bank-owned life insurance of $0.1 million, a decrease caused by a gain of $1.2 million from the sale of the credit card portfolio in the second quarter of 2004, and a decrease in other income of $0.8 million. Changes for the six month period are due largely to the same reasons as enumerated above for the three month period ended June 30, 2005.

Other Expense

For the three months ended June 30, 2005, other expense was $25.5 million compared to $37.9 million for the same period of 2004. Salaries and employee benefits increased from $12.6 million in the second quarter of 2004 to $13.0 million in the second quarter of 2005, an increase of $0.4 million. This increase was the result of increases in restricted stock compensation expense, ESOP compensation expense, and increases in contract labor. A reduction of salaries and benefits was realized from the sale of several branches in 2005. Data processing expenses declined from $1.9 million in the first three months of 2004 to $1.7 million in the first three months of 2005. Net occupancy expense increased to $1.8 million for the quarter ended June 30, 2005 compared to $1.7 million for the quarter ended June 30, 2004. Depreciation expense increased from $1.6 million to $1.9 million from the quarter ended June 30, 2004 to June 30, 2005, respectively. Professional services decreased from $1.8 million to $1.7 million. The largest decrease was caused by the expensing of $14.0 million in the second quarter of 2004 related to the settlement of the qui tam litigation with no corresponding amounts occurring in the second quarter of 2005. The remaining expenses classified as other expense increased from $4.2 million to $5.6 million.

For the six months ended June 30, 2005, other expense was $49.9 million compared to $66.7 million for the same period of 2004. Salaries and employee benefits decreased from $26.6 million in the first half of 2004 to $25.9 million in the second quarter of 2005, a decrease of $0.7 million. This decrease is the result of the sale of several branches in 2005 and a corresponding reduction of salaries and benefits. Data processing expenses declined from $4.0 million in the first six months of 2004 to $3.6 million in the first six months of 2005. Net occupancy expense remained constant at $3.5 million for the six months ended June 30, 2005 and June 30, 2004. Depreciation expense increased from $3.2 million to $3.6 million from the six months ended June 30, 2004 to June 30, 2005, respectively. Professional services declined from $3.8 million to $2.9 million due to decreases in legal fees in the corresponding periods. The largest decrease was caused by the expensing of $14.0 million in the second quarter of 2004 related to the settlement of the qui tam litigation with no corresponding amounts occurring in the first half of 2005. The remaining expenses classified as other expense decreased from $11.6 million to $10.4 million, a decrease of $1.2 million. Included in other expense, amortization of prepaid offering costs declined due to debt issuance costs of $2.0 million which were written off when we refinanced two of our three trust-preferred obligations in the first quarter of 2004.

Income Tax Expense

Income tax expense for the three-month periods ended June 30, 2005 and 2004 was $15.1 million and $1.2 million, respectively. The effective tax rate for each period was 37.5% and 79.8%, respectively. The effective rate was higher than normal in the second quarter of 2005 and 2004 due to gains from branch sales, non-deductible expenses related to the proposed acquisition of the Company incurred in 2004, the non-deductible portion of the qui tam settlement, and the non-deductible portion of ESOP compensation expense which resulted in a higher percentage of taxable income to total income. Income tax expense for the six months ended June 30, 2005 and 2004 was $18.2 million and $9.0 million, respectively. The effective tax rate for each period was 35.3% and 38.7%, respectively. The rates for the six-month periods ended June 30, 2005 and 2004 are higher than historical rates for the reasons enumerated above.

Financial Condition

During the first six months of 2005, cash and cash equivalents increased $59.7 million or 55.1% compared to balances at December 31, 2004. The primary increase was caused by a substantial increase in Fed Funds sold. The cash is being accumulated to pay off FHLB debt during the third quarter as it matures.

During the first six months of 2005, net loans increased $223.3 million, or 8.3%, compared to balances at December 31, 2004. The increase was the result of increased loan activity in the Kansas City and Florida markets. This increase is net of the $347.9 million of loans sold with the branch sale transaction. Mortgage loans held for sale increased $2.3 million over the balance at December 31, 2004.

Investment securities at June 30, 2005, decreased $134.9 million compared to the balance at December 31, 2004. This was composed primarily of a decrease of $24.3 million in U.S. agency mortgage-backed securities and a decrease of $100.9 million in U.S. agency securities. The sale of $101.3 million of available-for-sale investment securities was completed during the second quarter with a net loss of $2.0 million. The available-for-sale securities portfolio of $381.8 million is comprised of $219.8 million in obligations of U.S. government-sponsored entities, $112.1 million of mortgage-backed securities, $39.7 million of stock and other investments, $9.5 million in municipal securities, and $0.7 million in U.S. Treasury securities. Held-to-maturity securities total $396.5 million and are comprised of $252.1 million in obligations of U.S. government-sponsored entities, $83.2 million of mortgage-backed securities, $44.5 million of trust-preferred securities, and $16.8 million of municipal securities. Held-to-maturity securities provide a degree of desirable insulation to our tangible equity level in a rising interest rate environment. The average maturity of the securities portfolio is approximately 4.1 years, or 3.0 years excluding trust-preferred securities.

Bank-owned life insurance at June 30, 2005, increased $1.9 million compared to the balance sheet amount at December 31, 2004. The increase in the balance resulted from the Company’s earnings recorded on our investment in bank-owned life insurance.

Total deposits increased $126.6 million, or 4.5%, at June 30, 2005, compared to December 31, 2004, mainly due to increased marketing activity in the Kansas City and Florida locations and a concerted effort to fund loan growth with core deposits. This increase is net of the $332.6 million of deposits sold during the current quarter.

Compared to 2004 year-end balances, borrowings at June 30, 2005, decreased $35.1 million. Our short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings increased $32.7 million during the first six months of 2005 to a combined balance of $147.4 million at June 30, 2005. Long-term borrowings, consisting mainly of FHLB advances and Leverage Repurchase Agreements, decreased $67.9 million to $710.3 million outstanding at June 30, 2005. The decrease in long-term borrowings is the direct result of paying down FHLB debt as it matured during the first six months of 2005.

During the first six months of 2005, accrued interest and other liabilities increased from $30.2 million to $45.2 million. This was primarily the result of a $9.2 million increase in income taxes payable from the branch sale gain and current quarter earnings, a $0.9 million increase in accrued interest, a $0.5 million increase in accrued expenses caused by market adjustments in our swap agreements, and increases in other operating liabilities.

Contractual Obligations and Commercial Commitments

The following table presents our contractual cash obligations defined as operating lease obligations, principal and interest payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of June 30, 2005 for the periods indicated.

	Payments Due by Period
Contractual Cash Obligations	Total Principal and Interest	One Year or Less	One to Three Years	Four to Five Years	More than Five Years

	(dollars in thousands)
Long-term debt obligations (1)	$1,184,955	$439,220	$55,161	$92,705	$597,869
Operating lease obligations	23,248	2,864	6,635	2,070	11,679
Purchase obligations	13,335	4,878	6,409	840	1,208
Time Open and C.D.’s	1,647,667	846,806	602,208	198,060	593

Total	$2,869,205	$1,293,768	$670,413	$293,675	$611,349

(1)	For floating interest rate obligations, contractual cash obligations are based upon the interest rate in effect on June 30, 2005.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements, and otherwise operate on an ongoing basis. The immediate liquidity needs of our bank are met primarily by Federal Funds sold, short-term investments, deposits, and the generally-predictable cash flow (primarily repayments) from bank assets. Intermediate term liquidity is provided by our bank’s investment portfolio. Our bank has established a credit facility with the FHLB, under which it is eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowings and cash dividends and tax payments from our subsidiary bank. Total net loans increased $223.3 million compared to December 31, 2004, while total deposits increased $126.6 million compared to the same period. The majority of our deposits consist of time deposits, which mature in less than one year. If we are unsuccessful in renewing these deposits, then we will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

Cash and cash equivalents and investment securities totaled $949.1 million, or 23.2%, of total assets at June 30, 2005 compared to $1.0 billion, or 23.7% of total assets, at December 31, 2004. Cash provided by operating activities for the three months ended June 30, 2005 was $26.1 million, consisting primarily of net earnings, depreciation and amortization, the provision for loan losses and increases in accrued interest payable and other liabilities offset by the gain on sale of branches of $34.4 million. Cash used by investing activities was $341.9 million. This was primarily attributable to the increase of loans of $574.6 million, which was partly offset by proceeds from the sale of available-for-sale securities of $115.3 million, cash received in branch sales and a decrease in assets held for sale net of the decrease in liabilities held for sale. Cash provided by financing activities was $375.4 million, consisting primarily of an increase in deposits of $459.3 million, net of a decrease in net borrowings of $56.8 million and $24.3 million used to repurchase Company stock.

We actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, our bank has increased core capital through retention of earnings or capital infusions. To be “well capitalized” a company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio must be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at June 30, 2005 were 11.94%, 10.24% and 8.13%, respectively. These same ratios at December 31, 2004 were 11.08%, 9.32% and 7.75%, respectively. The increases in capital from year-end are due to the branch sale completed in June net of the impact of stock repurchases.

The principal source of funds at the holding company level is dividends from our bank. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At June 30, 2005, our subsidiary bank could pay $64.9 million in dividends to us and still remain well capitalized. Management believes funds generated from dividends from our subsidiaries and our existing lines of credit will be sufficient to meet our current cash requirements.

Credit Facilities

Our subsidiary bank has agreements with the Federal Home Loan Bank system to provide advances. As of June 30, 2005, our subsidiary bank had approximately $486.8 million of advances outstanding with the FHLB.

On October 1, 2004, we entered into a new line of credit with Bank One, NA (“Bank One Credit Line”) that allows us to borrow up to $25.0 million. The Bank One Credit Line matures on October 1, 2005. We anticipate that the line will be renewed at that time. Interest accrues on advances under the Bank One Credit Line, at our option, at a rate equal to either LIBOR plus 1.25% per annum or Bank One’s prime rate. We may draw on the Bank One Credit Line from time to time to fund various corporate matters. As of June 30, 2005, we had outstanding a balance of $16.0 million on the Bank One Credit Line. These borrowings were used primarily for stock repurchases. Partial repayment has already been completed and will continue during the third quarter from cash provided in the form of dividends from our subsidiary bank.

Under a new Loan Agreement, dated as of October 1, 2004 (“ESOP Loan Agreement”), between our ESOP and Bank One, NA, our ESOP may borrow up to $10.1 million. Loans under the ESOP Loan Agreement bear interest, at the ESOP’s option, at either Bank One’s Prime Base Rate or LIBOR plus 1.70%. As of June 30, 2005, and December 31, 2004, our ESOP had approximately $9.2 and $9.7 million outstanding respectively, under the ESOP Loan Agreement, which it borrowed to pay off the prior ESOP loan. We have guaranteed the ESOP’s obligations under the ESOP Loan Agreement. We do not anticipate that the ESOP will borrow any further amounts under the ESOP Loan Agreement.

Derivative Financial Instruments

We utilize derivative instruments as part of our overall interest-rate-sensitivity management strategy to mitigate exposure to interest-rate risk.

On December 1, 2004, we entered into three interest-rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting variable-rate, prime-based loans’ interest streams into fixed-rate interest streams. Pools of prime-based loans have been designated under the swaps, the principal amount of these pools corresponding to the hedged transactions equal to 102% of the notional amount of the swaps. The formula for computing net settlements under the swaps is the same for each net settlement; that is, the fixed rate is the same throughout the term of the swap and the variable rate is the prime rate. The re-pricing dates of the swaps match those of the variable-rate assets on which the hedged transactions are based. These interest rate swaps are derivative financial instruments and have been designated as cash flow hedges of prime-based pools of loans. The first swap has a notional value of $60 million and will effectively fix our interest rate at 6.841% plus the credit spread over Prime, if any, with a maturity date of December 2009. The second swap has a notional value of $60 million and will effectively fix our interest rate at 7.0% plus the credit spread over Prime, if any, with a maturity date of December 2010. The third swap has a notional value of $70 million and will effectively fix our interest rate at 7.14% plus the credit spread over Prime, if any, with a maturity date of December 2011.

BOLI Policies

Our bank subsidiary has purchased bank-owned life insurance (“BOLI”) policies with death benefits payable to our bank on the lives of certain officers. These single-premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank’s aggregate investment in BOLI to 25% of the bank’s capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of our bank’s capital and surplus. All of our bank’s BOLI investments comply with federal guidelines. As of June 30, 2005, Gold Bank had $84.9 million of BOLI (equal to 21.3% of its capital and surplus). Our bank monitors the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. We believe that these BOLI investments will not have any significant impact on the capital or liquidity of our bank subsidiary.

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

Derivatives

We have entered into interest rate swap agreements to hedge certain variable-rate, prime-based loans. We pay a variable rate of interest on the interest-rate swaps tied to prime and receive a fixed rate of interest. The swaps are currently designated as cash-flow hedges. The formula for computing net settlements under the swaps is the same for each net settlement, and the re-pricing dates of the swaps match those of the variable-rate loans on which the hedged transactions are based. Ineffectiveness will be recognized in earnings and mark-to-market revaluation will be recognized in the other comprehensive income segment of stockholders’ equity.

Before undertaking the hedges, management formally documented its risk management objectives, strategy and the relationship between the interest-rate swap agreements and the hedged variable-rate, prime-based loans. At the inception of the hedges and on an ongoing basis, management assesses whether the hedging relationship is expected to be highly effective in offsetting interest-rate risk. If it is determined that the hedges are not highly effective, changes in the fair value of the interest rate swaps will be recorded in earnings.

Forward Looking Information and Statements

The information included or incorporated by reference in this report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future financial performance and business of us and our subsidiaries, including, without limitation:

•	statements that are not historical in nature; and

•	statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions.

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

Asset/liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the re-pricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to re-price quickly, through maturity or otherwise. Controlling the maturity or re-pricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of the re-pricing of assets and liabilities will normally result in little change in net interest income when interest rates change. A mismatched gap position will normally result in changes in net interest income as interest rates change.

Along with internal gap management reports, our subsidiary bank and we use an asset/liability model to analyze each bank’s current gap position. The system simulates the bank’s asset and liability base and projects future net interest income results under several interest rate assumptions. We strive to maintain an aggregate gap position such that each 100 basis point change in interest rates will not affect net interest income by more than 10%.

The following table indicates that, at June 30, 2005, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual
200 basis point rise	$133,625,000	$10,284,000	8.34%
100 basis point rise	$129,017,000	$5,676,000	4.60%
Base Rate Scenario	$123,341,000	—	—
100 basis point decline	$114,914,000	$(8,427,000)	(6.83%)
200 basis point decline	$104,685,000	$(18,656,000)	(15.13%)

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Wayne K. Janzen, Dustin E. Cole and Michael Ross, v. Gold Banc Corporation, Inc., GBC Kansas, Inc., and Gold Bank, a Kansas Bank (District Court of Kingfisher County, State of Oklahoma)

This case was filed in the District Court of Kingfisher County, Oklahoma on September 10, 2004. The plaintiffs bring the case on behalf of themselves and on behalf of the putative class of all those similarly situated. The Amended Petition proposed a class of all those agricultural borrowers with loans that are or were guaranteed by the United States of America through the Farm Service Agency (“FSA”) guaranteed loan program. The plaintiffs generally allege that our subsidiary bank has engaged in a pattern of charging interest rates and fees in excess of what it charges its average agricultural customer. The petition contains six counts against us. The counts are for breach of contract, negligence in the performance of servicing the FSA guaranteed loans, unjust enrichment by realizing increased profits caused by not disclosing to borrowers that our subsidiary bank was charging excessive interest rates and fees, a claim for usury, and an injunction for preventing our subsidiary bank from continuing its alleged practice of charging excessive interest rates and fees. No specific damage amounts are specified other than more than $10,000 is sought on each count. Plaintiffs also seek punitive damages and their costs and attorneys’ fees. An answer denying the allegations in the petition was filed on behalf of Gold Banc Corporation, Inc. and GBC Kansas, Inc. only.

This case was removed on October 1, 2004 to the United States District Court for the Western District of Oklahoma. Plaintiffs filed a motion to remand the case back to state court and the federal district court granted such motion.

The plaintiffs filed a motion for class certification and a class certification hearing was held on April 13, 2005. On June 3, 2005, the District Court issued an order certifying a class composed of “those agricultural customers who obtained a FSA guaranteed loan between January 1, 1999 to February 29, 2004.” We have filed papers to initiate an appeal of the class certification order to the Oklahoma Court of Civil Appeals. We also asked the District Court to stay further proceedings, including extensive discovery requests recently served by plaintiffs, pending the appeal. On June 30, 2005, the District Court denied our request for a stay pending appeal. We have filed papers asking the Oklahoma Court of Civil Appeals to stay the District Court proceedings, other than notice to class members, pending the appeal.

We believe we have valid defenses to plaintiffs’ claims and intend to vigorously defend this lawsuit.

H.D. Young, Troy Boelte, Misti Boelte, Larry M. Boelte, Neacha Boelte, Mark Lorenzen, Denniece Lorenzen, Harold I. Mason, and Jaynee L. Mason, v. Gold Banc Corporation, Inc., Gold Bank-Oklahoma, Gold Bank-Kansas, GBC Oklahoma, Inc., GBC Kansas, Inc., and Gold Bank (District Court of Washita County, Oklahoma)

On February 2, 2005, the plaintiffs filed this lawsuit in the District Court for Washita County, Oklahoma, seeking to assert claims individually and on behalf of persons similarly situated. The putative class consisted of all who entered into loan agreements with our subsidiary bank, which loans were in turn guaranteed by the FSA under the FSA’s federally sponsored guaranteed loan program. The petition generally alleged that our subsidiary bank charged its average farm customer a lesser interest rate than was charged to FSA guaranteed borrowers. The plaintiffs claimed that charging the higher interest rate is usurious. Similar federal law claims asserted by the same plaintiffs against the same defendants has been dismissed with prejudice by the United States District Court for the Western District of Oklahoma on January 26, 2005.

In addition to the usury cause of action, the petition alleged that our subsidiary bank converted unspecified funds belonging to plaintiffs. Plaintiffs claimed that our subsidiary bank committed fraud by materially misrepresenting to the class that they would honestly and faithfully abide by the FSA rules and regulations although they knew they were not going to follow such rules and regulations. The complaint also alleged that (i) our subsidiary bank charged a 1% origination fee on all guaranteed loans and that the fee was illegal and excessive; (ii) our subsidiary bank did not charge similar fees on non-guaranteed loans and violated the applicable federal regulations; (iii) plaintiffs are third-party beneficiaries of our subsidiary bank’s contracts with the FSA and that our subsidiary bank breached those contracts and harmed the plaintiffs; (iv) the acts of our subsidiary bank were deceitful and done with intent to defraud the class of borrowers; (v) our subsidiary bank received money from the federal government that was to be paid to the plaintiffs for the use and benefit of the class, but instead was converted by our subsidiary bank for its own use; (vi) because the conduct of our subsidiary bank was allegedly fraudulent, the class is entitled to a reformation of their loan contracts to conform to law and equity; and (vii) our subsidiary bank was unjustly enriched and should be required to provide restitution to plaintiffs. The plaintiffs want to recover for the class all sums paid to us for usurious interest, which amount should be doubled, forgiveness of all future interest otherwise due under any note, punitive damages, and costs of the suit, including reasonable attorneys’ fees. No specific amounts of monetary damages were alleged.

We filed a motion to dismiss plaintiffs’ state court claims on March 16, 2005, and plaintiffs filed their response to this motion on April 5, 2005. At a hearing on May 19, 2005, the Court granted our motion to dismiss. On June 15, 2005, the Court entered a written order dismissing plaintiffs’ claims and entering judgment for us. On July 18, 2005, plaintiffs filed papers indicating their intention to attempt an appeal of the dismissed order.

We believe we have valid defenses to plaintiffs’ claims and intend to vigorously defend this lawsuit.

Gold Bank v. Mike Johanns, Secretary of Agriculture, in his Official Capacity; U.S. Department of Agriculture; and Farm Service Agency (United States District Court for the District of Kansas)

Gold Bank filed this lawsuit on June 7, 2005 challenging the FSA interest rate regulation as unconstitutionally vague. The regulation, 7 C.F.R. section 762.124, provides that lenders may not charge their FSA guaranteed customers interest in excess of the interest charged to the lender’s “average agricultural loan customer.” The regulation does not define “average agricultural loan customer” and gives no guidance on how to calculate the “average” rate. This regulation formed the basis for both the previously-settled False Claims Act qui tam lawsuit (discussed in previous filings) and the above-referenced lawsuits filed by FSA borrowers.

Gold Bank’s lawsuit challenging the interest rate regulation arose in the context of requests for interest assistance subsidies that the FSA recently denied. To obtain interest assistance subsidies on eligible loans, Gold Bank is required to submit annual interest assistance request forms to the FSA. In early 2005, requests for approximately $300,000 in interest assistance claims to the FSA were due. Part of the interest assistance request form is a certification by the bank that the request “is accurate and consistent with the terms of FSA regulations,” presumably including the interest rate limitation. Certifications of this sort were alleged to have been falsely made in the False Claims Act case, and the relator and United States government sought fines and treble damages for each such allegedly false certification. In light of the uncertainty over the meaning of the interest rate regulation, Gold Bank attached addenda to these requests limiting its certification to the information provided on the form itself. The FSA rejected these requests, and noted that no revisions or addenda to the standard form would be accepted. This lawsuit challenges the constitutionality of the interest rate regulation on vagueness grounds, and asks the Court to order the FSA to accept Gold Bank’s interest assistance requests with the addenda.

The United States is to respond to the complaint on or before September 1, 2005.

We believe we have a valid claim and intend to vigorously pursue the claim through the judicial process.

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information about the shares of common stock we repurchased during the second quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
April 1 - April 30, 2005	39,500	$ 13.73	39,500	n/a (1)
May 1 - May 31, 2005	746,000	13.86	746,000	n/a (1)
June 1 - June 30, 2005	174,725	13.95	174,725	n/a (1)

Total	960,225	$ 13.87	960,225

(1)	On October 21, 2004, the board of directors authorized the expenditure of up to $12.0 million for the repurchase of its outstanding common stock from time to time during the next twelve months in open market purchases and private transactions subject to market conditions, and as permitted by securities laws and other legal requirements. On April 18, 2005, the board of directors authorized an additional expenditure of up to $20.0 million for the repurchase of its outstanding common stock.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on April 19, 2005, two Class III directors, William Randon and Robert J. Gorley, were elected for terms expiring in 2008. Voting results were as follows:

William Randon
33,736,266	votes	or	98.4%	FOR
537,144	votes	or	1.6%	AGAINST
0	votes	or	0%	BROKER NON-VOTES AND ABSTENTIONS

Robert J. Gorley
33,736,266	votes	or	98.4%	FOR
537,144	votes	or	1.6%	AGAINST
0	votes	or	0%	BROKER NON-VOTES AND ABSTENTIONS

Class I Directors continuing in office are Malcolm M. Aslin, Daniel P. Connealy and D. Patrick Curran. Class I Directors’ terms expire in 2006.

Class II Directors continuing in office are Allen D. Petersen, J. Gary Russ and Donald C. McNeill. Class II Directors’ terms expire in 2007.

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

(a)	Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	First Amendment to the Branch Purchase and Assumption Agreement, dated May 31, 2005, between Gold Bank and Olney Bancshares of Texas, Inc

10.2	Real Estate Purchase Contract dated May 25, 2005.**

10.3	Real Estate Purchase Contract dated May 3, 2005 between Gold Bank and BK Properties, LLC.**

10.4	Offer of Employment Agreement dated May 9, 2005 between Gold Banc Corporation, Inc. and Roger M. Arwood.

14.1	Amended and Restated Code of Business Conduct and Ethics for Directors, Officers and Employees of Gold Banc Corporation, Inc. and Subsidiaries.

31.1	Certification of Chief Executive Officer of Gold Banc Corporation, Inc., dated August 8, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Gold Banc Corporation, Inc., dated August 8, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated August 8, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2	Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated August 8, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

99.1	Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc Corporation, Inc.

*	Management contracts or compensating plans or arrangements required to be filed by Item 6(a).

**	Portions of this document have been redacted pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation [***].

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD BANC CORPORATION, INC.
By:	/S/ RICK J. TREMBLAY
Rick J. Tremblay Executive Vice President and Chief Financial Officer (Authorized officer and principal financial officer of the registrant)

Date: August 8, 2005

