Form 10-Q
period 2005-09-30
GOLD BANC CORP INC
filed 2005-11-07
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

or

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from to

Commission file number 0-28936

GOLD BANC CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-1008593 (I.R.S. Employer Identification No.)

11301 Nall Avenue, Leawood, Kansas (Address of principal executive offices)	66211 (Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class Common Stock, $1.00 par value	Outstanding at November 4, 2005 38,205,194

GOLD BANC CORPORATION, INC.
INDEX TO FORM 10-Q FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2005

Page

PART I FINANCIAL INFORMATION	2

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4:	CONTROLS AND PROCEDURES	26

PART II OTHER INFORMATION	27

ITEM 1:	LEGAL PROCEEDINGS	27

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

ITEM 5:	OTHER INFORMATION	29

ITEM 6:	EXHIBITS	29

PART I    FINANCIAL INFORMATION

ITEM 1:	GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004

(In thousands)

	September 30, 2005	December 31, 2004
Assets	(unaudited)

Cash and due from banks	$66,609	$65,011
Federal funds sold and interest-bearing deposits	12,069	43,286

Total cash and cash equivalents	78,678	108,297

Investment securities:
Available-for-sale, at fair value	373,976	498,763
Held-to-maturity (fair value of $387,709 and $411,232 as of
September 30, 2005 and December 31, 2004, respectively)	391,116	411,802
Trading, at fair value	4,352	5,456

Total investment securities	769,444	916,021

Loans	3,025,122	2,716,700
Allowance for loan losses	(34,222)	(32,108)

Loans, net	2,990,900	2,684,592

Mortgage loans held-for-sale, net	16,049	5,724
Premises and equipment, net	52,974	51,613
Goodwill	29,252	30,484
Other intangible assets, net	4,773	5,336
Accrued interest and other assets	48,956	57,807
Cash surrender value of bank-owned life insurance, net of surrender charges	85,744	82,992
Assets held-for-sale	—	387,510

Total assets	$4,076,770	$4,330,376

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004

(In thousands)

	September 30, 2005	December 31, 2004
Liabilities and Stockholders' Equity	(unaudited)

Liabilities:
Deposits	$3,021,981	$2,786,774
Securities sold under agreements to repurchase	128,359	112,205
Federal funds purchased and other short-term borrowings	1,896	2,463
Subordinated debt	116,599	116,599
Long-term borrowings	495,985	661,534
Accrued interest and other liabilities	40,321	30,231
Liabilities held-for-sale	—	350,186

Total liabilities	3,805,141	4,059,992

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized,
no shares issued	—	—
Common stock, $1.00 par value; 50,000,000 shares authorized 45,264,108 and
45,011,227 shares issued at September 30, 2005 and December 31, 2004	45,264	45,011
Additional paid-in capital	133,470	129,381
Retained earnings	179,629	146,360
Accumulated other comprehensive loss, net	(9,834)	(6,007)
Unearned compensation	(10,611)	(10,072)

	337,918	304,673
Less treasury stock, 7,058,914 shares and 4,824,575 shares at
September 30, 2005 and December 31, 2004	(66,289)	(34,289)

Total stockholders’ equity	271,629	270,384

Total liabilities and stockholders' equity	$4,076,770	$4,330,376

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months Ended September 30, 2005 and 2004
(In thousands, except per share data)
(unaudited)

	September 30, 2005	September 30, 2004
Interest income:
Loans, including fees	$51,051	$41,132
Investment securities	6,747	8,829
Other	599	488

Total interest income	58,397	50,449

Interest expense:
Deposits	19,637	14,336
Borrowings and other	9,222	7,183

Total interest expense	28,859	21,519

Net interest income	29,538	28,930

Provision for loan losses	2,087	459

Net interest income after provision for loan losses	27,451	28,471

Other income:
Service fees	3,057	3,582
Investment trading fees and commissions	288	691
Net gains on sale of mortgage loans	383	307
Net losses on sale of securities	(6)	(11,031)
Bank-owned life insurance	957	949
Trust fees	1,199	1,125
Other income (loss)	913	(86)

Total other income	6,791	(4,463)

Other expense:
Salaries and employee benefits	10,752	12,427
Data processing	1,518	1,943
Net occupancy expense	2,368	1,842
Depreciation and amortization expense	1,958	1,759
Professional services	1,308	1,291
Expense for the settlement of qui tam litigation, net	—	2,500
Other	3,374	5,093

Total other expense	21,278	26,855

Earnings (loss) from continuing operations before income taxes	12,964	(2,847)

Income tax expense (benefit)	7,968	(1,001)

Net earnings (loss)	$4,996	$(1,846)

Net earnings (loss)per share – basic	$0.13	$(0.05)

Net earnings (loss)per share – diluted	$0.13	$(0.05)

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2005 and 2004
(In thousands, except per share data)
(unaudited)

	September 30, 2005	September 30, 2004
Interest income:
Loans, including fees	$150,776	$120,359
Investment securities	22,132	27,919
Other	2,131	1,540

Total interest income	175,039	149,818

Interest expense:
Deposits	56,575	43,067
Borrowings and other	27,352	21,802

Total interest expense	83,927	64,869

Net interest income	91,112	84,949

Provision for loan losses	7,373	4,770

Net interest income after provision for loan losses	83,739	80,179

Other income:
Service fees	9,473	12,031
Investment trading fees and commissions	1,332	2,326
Net gains on sale of mortgage loans	970	1,113
Net losses on sale of securities	(2,070)	(10,894)
Gain on sale of branch facilities	34,420	20,574
Gain on credit card portfolio	—	1,156
Bank-owned life insurance	2,834	2,907
Trust fees	3,705	3,345
Other	1,272	1,104

Total other income	51,936	33,662

Other expense:
Salaries and employee benefits	36,627	39,019
Data processing	5,082	5,958
Net occupancy expense	5,870	5,337
Depreciation and amortization expense	5,966	5,311
Professional services	4,189	5,081
Expense for the settlement of !!!qui tam!!! litigation, net	—	16,500
Other	13,410	16,360

Total other expense	71,144	93,566

Earnings from continuing operations before income taxes	64,531	20,275

Income tax expense	26,146	7,955

Net earnings from continuing operations	38,385	12,320
Net loss from discontinued operations, net of tax	—	(551)

Net earnings	$38,385	$11,769

Net earnings from continuing operations per share – basic	$1.01	$0.31
Net loss from discontinued operations per share – basic	$-	$(0.01)

Net earnings per share – basic	$1.01	$0.30

Net earnings from continuing operations per share – diluted	$1.00	$0.31

Net loss from discontinued operations per share – diluted	$-	$(0.02)

Net earnings per share – diluted	$1.00	$0.29

See accompanying notes to consolidated financial statements

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2005 and 2004

(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Treasury Stock	Total

Balance at December 31, 2003	$—	44,567	122,444	132,082	(2,812)	(12,275)	(34,289)	$249,717
Net earnings for the nine
months ended September 30, 2004	—	—	—	11,769	—	—	—	11,769
Amortization of unrealized loss
on investment securities
transferred from
available-for-sale to
held-to-maturity portfolio	—	—	—	—	172	—	—	172
Change in unrealized gain on
available-for-sale securities	—	—	—	—	(3,277)	—	—	(3,277)

Total comprehensive income for
the nine months ended
September 30, 2004								8,664

Exercise of 306,662 stock options	—	307	2,382	—	—	—	—	2,689
Tax benefit of exercise of
stock options	—	—	996	—	—	—	—	996
Allocation of 290,000 shares
held by Employee Stock
Ownership Plan	—	—	2,191	—	—	1,575	—	3,766
Stock-based compensation expense	—	—	1,554	—	—	162	—	1,716
Dividends paid ($0.09 per
common share)	—	—	—	(3,604)	—	—	—	(3,604)

Balance at September 30, 2004	$—	44,874	129,567	140,247	(5,917)	(10,538)	(34,289)	$263,944

Balance at December 31, 2004	$—	45,011	129,381	146,360	(6,007)	(10,072)	(34,289)	$270,384
Net earnings for the nine
months ended September 30, 2005	—	—	—	38,385	—	—	—	38,385
Amortization of unrealized loss
on investment securities
transferred from
available-for-sale to
held-to-maturity portfolio	—	—	—	—	386	—	—	386
Change in unrealized gain on
derivative financial instruments	—	—	—	—	(3,035)	—	—	(3,035)
Change in unrealized loss on
available-for-sale securities	—	—	—	—	(1,178)	—	—	(1,178)

Total comprehensive income for
the nine months ended
September 30, 2005								34,558

Exercise of 94,781 stock options	—	95	612	—	—	—	—	707
Tax benefit of exercise of
stock options	—	—	109	—	—	—	—	109
Allocation of 172,500 shares
held by Employee Stock
Ownership Plan	—	—	1,142	—	—	1,185	—	2,327
Acquisition of 2,234,339 shares
of treasury stock	—	—	—	—	—	—	(32,000)	(32,000)
Issuance of restricted stock grants	—	188	2,476	—	—	(2,664)	—	—
Stock-based compensation expense	—	(30)	(250)	—	—	940	—	660
Dividends paid ($0.13 per
common share)	—	—	—	(5,116)	—	—	—	(5,116)

Balance at September 30, 2005	$—	45,264	133,470	179,629	(9,834)	(10,611)	(66,289)	$271,629

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Amounts in thousands)
(Unaudited)

	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net earnings	$38,385	$11,769
Loss from discontinued operations	—	551
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Provision for loan losses	7,373	4,770
Allocation of ESOP Shares	1,142	2,191
Non-cash compensation expense	1,170	2,827
Loss on sales of securities	2,070	10,894
Gain on sales of branches	(34,420)	(20,574)
Amortization of investment securities' premiums,
net of accretion	1,330	1,770
Depreciation and amortization	5,966	5,311
Gain on sale of mortgage loans held-for-sale	(970)	(1,113)
Increase in cash surrender value of bank owned
life insurance	(2,834)	(2,907)
Net decrease in trading securities	1,104	7,363
Proceeds from sale of loans held-for-sale	74,360	102,398
Origination of loans held-for-sale, net of repayments	(83,715)	(101,447)
Other changes:
Accrued interest receivable and other assets	9,579	(8,334)
Accrued interest payable and other liabilities	12,951	26,379
Net change in operating activities of
discontinued operations	—	2,724

Net cash provided by operating activities	$33,491	$44,572

Cash flows from investing activities:
Net increase in loans	$(314,257)	$(136,439)
Proceeds from sales of available-for-sale securities	101,258	—
Proceeds from calls, paydowns and maturities of
available-for-sale securities	43,954	320,908
Purchases of available-for-sale securities	(28,967)	(346,025)
Proceeds from calls, paydowns and maturities of
held-to-maturity securities	21,597	123,439
Purchases of held-to-maturity securities	(1,700)	(100,998)
Net additions to premises and equipment	(6,115)	(2,784)
Net decrease in assets held-for-sale	37,192	—
Net decrease in liabilities held-for-sale	(17,561)	—
Cash received (paid) in branch sales	75,322	(184,743)
Cash received in redemption of cash surrender value
of life insurance	—	980

Net cash used in investing activities	$(89,277)	$(325,662)

Cash flows from financing activities:
Increase in deposits	$235,207	$338,102
Proceeds from issuance of trust preferred	—	47,423
Payment of trust preferred debt	—	(46,631)
Net increase (decrease) in short-term borrowings	(6,542)	20,354
Repayment of long-term borrowings	(1,435,857)	(28,611)
Additional long-term borrowings	1,269,659	—
Proceeds from issuance of common stock	707	2,689
Tax benefit of issuance of common stock	109	996
Purchase of treasury stock	(32,000)	—
Dividends paid	(5,116)	(3,604)

Net cash provided by financing activities	26,167	330,718

Increase (decrease) in cash and cash equivalents	(29,619)	49,628
Cash and cash equivalents, beginning of period	108,297	117,102

Cash and cash equivalents, end of period	$78,678	$166,730

Supplemental disclosure of cash flow information:
Cash paid for interest	$83,755	$64,254
Cash paid for income taxes	23,930	15,540
Transfer of investment securities available-for-sale
to held-to-maturity portfolio	—	314,533

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation and Nature of Operations

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting standards in the United States (“GAAP”) for complete financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 annual report on Form 10-K/A, filed with the Securities and Exchange Commission on March 24, 2005 (the “2004 Annual Report”). Certain reclassifications have been made to the fiscal 2004 consolidated financial statements in order to conform to the fiscal 2005 presentation. The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary bank and companies. All significant inter-company balances and transactions have been eliminated.

The Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 and the Consolidated Statements of Earnings, Stockholder’s Equity and Comprehensive Income and Cash Flows as of and for the three and nine months ended September 30, 2005 and 2004 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for those periods. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses. The consolidated statements of earnings for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

Gold Banc Corporation, Inc. is a bank holding company that owns and operates a community bank (“Gold Bank”) with branches located in Florida, Kansas, Missouri, and Oklahoma. The Company provides a full range of commercial and consumer financial services. The Company owns and operates a full-service broker/dealer and investment firm and a trust company.

2.   Earnings per Common Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share include the effects of all potentially dilutive common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and, 2004 are shown below (in thousands):

	For the three months ended September 30		For the nine months ended September 30

	2005	2004	2005	2004

Weighted average common shares outstanding – basic	38,218	40,046	39,012	39,945

Unallocated ESOP Shares	(981)	(1,117)	(1,019)	(1,204)

Total basic weighted average common shares outstanding	37,237	38,929	37,993	38,741

Stock options and unvested restricted stock	500	389	510	393

Total weighted average common shares outstanding – diluted	37,737	39,318	38,503	39,134

The Company currently applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, in accounting for its stock-based compensation plans.  In accordance with APB 25, no compensation expense has been recognized for employee stock-based compensation plans other than for restricted stock and instances where vesting of option awards has been accelerated.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS 148”) an amendment of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,”  (“SFAS 123”); therefore, no compensation expense has been recognized for most of the Company’s employee stock options.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, normally the vesting period. This revised statement allows entities to restate previously issued financial statements or adopt the provisions on a prospective basis. If restatement is chosen, the expense shown for prior periods will be the same amounts previously calculated and reported in their pro forma disclosures that had been required by SFAS 123.  The provisions of SFAS 123R are effective for our 2006 fiscal year beginning January 1, 2006. We will continue to apply the accounting provisions of APB 25 in accounting for our stock-based compensation plans until the effective date of SFAS 123R.  On March 30, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share Based Payments,” (“SAB 107”), which expresses the staff’s views regarding the application of SFAS 123R.  The impact of adopting SFAS 123R and SAB 107 cannot be accurately estimated at this time, as it is dependent on the amount of share-based awards in future periods.  However, had the Company adopted SFAS 123R and SAB 107 in a prior period, the impact would approximate the pro forma impact to net income (loss) and earnings (loss) per share under SFAS 123‘s fair value method of accounting for employee stock plans as presented in the tables within this footnote.  SFAS 123R also requires that tax benefits received in excess of recognized compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows.  This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

The following table illustrates the effect on reported net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 as if we had applied the fair value method of accounting for employee stock plans as required by SFAS 123 (in thousands, except per share amounts):

	For the three months ended
	September 30, 2005	September 30, 2004
Net earnings (loss) as reported	$4,996	$(1,846)
Add: Stock-based compensation included in
reported net income, net of related tax effects	281	480
Deduct: Total stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of tax	(395)	(615)

Pro forma net earnings	$4,882	$(1,981)

Earnings (loss) per share:
Basic-as reported	$0.13	$(0.05)
Basic-pro forma	0.13	(0.05)
Diluted-as reported	0.13	(0.05)
Diluted-pro forma	0.13	(0.05)

	For the nine months ended
	September 30, 2005	September 30, 2004
Net earnings as reported	$38,385	$11,769
Add: Stock-based compensation included in
reported net income, net of related tax effects	$761	1,838
Deduct: Total stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of tax
	(1,082)	(2,243)

Pro forma net earnings	$38,064	$11,364

Earnings per share:
Basic-as reported	$1.01	$0.30
Basic-pro forma	1.00	0.29
Diluted-as reported	1.00	0.29
Diluted-pro forma	0.99	0.29

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

3.   Stock Repurchase

On August 24, 2005, the Company completed the authorized repurchase of $32.0 million of outstanding common stock. The board of directors authorized an initial repurchase in the amount of $12.0 million on October 21, 2004 and an additional amount of $20.0 million on April 18, 2005. A total of 2,234,339 shares were repurchased between January 27, 2005 and August 24, 2005 at a total cost of $32.0 million. The average price paid per share was $14.32. During the quarter, 508,000 shares of stock were repurchased at a total cost of $7.7 million (average cost per share of $15.14). The board of directors authorized an additional stock repurchase on October 19, 2005 (see footnote 12).

4.   Restricted Stock Grant

On January 19, 2005, the Company granted 159,900 shares of restricted stock and 106,600 restricted stock units pursuant to the Company’s 1996 Equity Compensation Plan. On April 19, 2005, the Company granted an additional 28,200 shares of restricted stock and 18,800 restricted stock units pursuant to that plan. Compensation expense associated with these grants was $0.4 million for the three months ended September 30, 2005 and $1.2 million for the nine months ended September 30, 2005. The restricted stock and restricted stock units vest at the end of three to five years from the date of grant provided continued employment with the Company during this period.

5.   Intangible Assets and Goodwill

The following table presents information about the Company’s intangible assets, which are being amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

	September 30, 2005		September 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(In thousands)
Amortized intangible assets:
Core deposit premium	$7,508	$2,734	$7,508	$1,984
Aggregate amortization expense for the nine months ended		$563		$563
Aggregate amortization expense for the three months ended		$188		$188

Estimated amortization expense (in thousands) for the years ending December 31:

2005	$751
2006	$751
2007	$751
2008	$751
2009	$751

Goodwill from continuing operations at September 30, 2005 was $29.3 million, compared with $30.5 million at December 31, 2004. There was no impairment of goodwill from continuing operations recorded for the three and nine months ended September 30, 2005 or 2004. Goodwill of $1.2 million was allocated to the bank branches sold during the second quarter of 2005 (see Note 8). Goodwill of $0.6 million was allocated to the bank branches sold during the first quarter of 2004 (see Note 8).

6.   Comprehensive Income

Comprehensive income was $1.1 million and $3.3 million for the three months ended September 30, 2005 and September 30, 2004, respectively. Comprehensive income was $34.6 million and $8.7 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. The difference between comprehensive income and net earnings presented in the consolidated statements of earnings is attributed solely to unrealized gains and losses on available-for-sale securities and derivative financial instruments and amortization of unrealized loss on investment securities transferred from available-for-sale to held-to-maturity. During the three months ended September 30, 2004, the Company recorded a reclassification adjustment of $(7.2) million associated with losses included in net earnings for such periods. During the nine months ended September 30, 2005 and September 30, 2004, the Company recorded reclassification adjustments of $1.3 million and $(7.1) million, respectively, associated with gains and losses included in net earnings for such periods.

7.   Income Taxes

On October 17, 2005, the Company’s bank subsidiary entered into three settlement agreements with the IRS arising from the bank’s purchase of $14.2 million in multifamily housing revenue bonds in 2001 and 2002. The bank subsidiary made a one-time $3.5 million cash payment in full settlement of all claims made by the IRS. The payment is reflected as additional income tax expense in third quarter 2005. The bank subsidiary didn’t admit any liability or wrongdoing in connection with the settlement. The effective tax rate for the three-month and nine-month periods ended September 30, 2005, are higher than historical rates due primarily to the settlement agreements. Because the settlement amounts were probable and estimable as of September 30, 2005, the Company recorded a charge as of that date for the settlement amount. The Company did not believe there was any potential liability with respect to the bonds until commencement of the IRS examination in September 2005.

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

Sale of CompuNet Engineering On January 15, 2004, the Company entered into a letter of understanding for the sale of its wholly-owned subsidiary, CompuNet Engineering, which provided information technology, e-commerce services and networking solutions for banks and other businesses, including the design, implementation and administration of local and wide area networks. This sale was made to Computer Source, Inc. and closed on February 4, 2004. The financial after-tax impact of CompuNet operations for the period from January 1, 2004 to the date of sale resulted in a loss from discontinued operations of $0.6 million.

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

Sale of Five Gold Bank branches in Oklahoma. On January 12, 2005, Gold Bank entered into an agreement for the sale of five branch locations in Oklahoma. The sale of these Gold Bank branches closed on June 17, 2005. As of the date of closing, the deposits and loans of these Gold Bank branches were approximately $332.6 million and $346.0 million (net of allowance of $1.9 million), respectively. Bank premises and equipment at the date of closing were $4.3 million. These items were recorded as assets and liabilities held-for-sale as of December 31, 2004. In connection with the sale of these branches, the Company recorded a gain of approximately $34.4 million.

9.   Derivative Instruments

The Company utilizes derivative financial instruments as part of its overall interest rate sensitivity management strategy to mitigate exposure to interest rate risk. The Company entered into three interest rate swap agreements during 2002 with an aggregate notional amount of $82.5 million. The interest rate swaps are derivative financial instruments and were designated as fair value hedges of subordinated debentures. Two of these swaps were called in 2003 leaving $37.6 million outstanding during 2004. The remaining swap had a notional amount equal to the outstanding principal amount of the related subordinated debentures, together with the same payment dates, maturity date and call provisions as the related subordinated debentures. Under this swap, the Company paid interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and received a fixed rate equal to the interest that it was obligated to pay on the related subordinated debentures. The remaining swap for $37.6 million was called by the counter-party and terminated on November 1, 2004. Under this swap agreement, no payments were due between the parties and the Company recognized no gain or loss when it was called in 2004.

In August 2003, the Company entered into seven interest-rate swap agreements with an aggregate notional amount of $190.0 million for the purpose of effectively converting $190.0 million of fixed-rate FHLB borrowings into floating rate obligations. These interest rate swaps were derivative financial instruments and were designated as fair value hedges of the FHLB borrowings. Each swap had a notional amount equal to the outstanding principal amount of the related FHLB borrowings, together with the same payment dates, maturity dates and call provisions as the related FHLB borrowings. Under each of the swaps, the Company paid interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, and received a fixed rate equal to the interest that it was obligated to pay on the related FHLB borrowings. As a result of the issuance of Statement 133 Issue G25, “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans” (“G25”) in July 2004, the Company opted to terminate these fair-value hedges on November 30, 2004, for new cash-flow hedges of pools of prime-based loans (discussed below) permitted under G25. As a result of the termination of these hedges, a cash payment of $5.4 million was made to the counterparty during the three months ended December 31, 2004.

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

During the three months ended September 30, 2005, the Company received net cash flows of $0.4 million from the seven prime-based pools related cash value swaps that were recorded in interest income on loans. During the nine months ended September 30, 2005, the Company received net cash flows of $1.8 million from the seven prime-based pools related cash value swaps that were recorded in interest income on loans.

During the three months ended September 30, 2004, the Company received net cash flows of $0.4 million under the subordinated debenture related swap, and $0.9 million on the FHLB related swaps, which were recorded as a $1.3 million reduction of interest expense on borrowings. A total of $0.4 million was recorded in earnings as a loss due to hedging ineffectiveness during the three months ended September 30, 2004. During the nine months ended September 30, 2004, the Company received net cash flows of $1.4 million under the subordinated debenture related swap, and $1.7 million on the FHLB related swaps, which were recorded as a $3.1 million reduction of interest expense on borrowings. An additional $0.2 million was recorded in earnings as a loss due to hedging ineffectiveness during the nine months ended September 30, 2004.

Derivative financial instruments held by the Company for purposes of managing interest rate risk are summarized as follows:

	September 30, 2005		December 31, 2004
	Notional Amount	Credit exposure	Notional Amount	Credit exposure
	(Dollars in thousands)
Interest rate swaps	$190,000	—	$190,000	1,300

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

10.   Financial Instruments with Off-Balance-Sheet Risk

Financial instruments that represent off-balance-sheet credit risk consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $1.205 billion at September 30, 2005. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. Included in the above amount, the Company has also contingently guaranteed $61.9 million in letters of credit issued to customers through the FHLB. These letters of credit are collateralized with securities owned by the Company.

The Company processes residential home mortgage loans for sale in the secondary market. In conjunction with the sale of such loans, the Company has entered into agreements with the purchasers of the loans, setting forth certain provisions. Among the provisions of these agreements is the right of the purchaser to return the loans to the Company if the borrower defaults within a stated period. This period ranges between one and 12 months depending on the requirement of the applicable purchaser. The Company’s exposure to credit loss in the event of default by the borrower and the return of the loan by the purchaser is represented by the difference between the amount of the loan and the recovery value of the underlying collateral.

At September 30, 2005, a liability in the amount of $0.8 million, representing the carrying value of the guarantee obligations associated with standby letters of credit (included in the above total of open commitments), was recorded in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” that requires recognition of the fair value of the liability related to the guarantee issued under standby letters of credit. This deferred fee amount will be accreted into earnings over the life of the commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $89.6 million at September 30, 2005.

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

The Company is named as a defendant in lawsuits related to Farm Service Agency loans. Claims for significant monetary damages are asserted in certain of these actions and proceedings. Due to the inherent difficulty of predicting the outcome of such matters, the Company cannot ascertain what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, the Company does not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters in these cases, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position or liquidity of the Company although they could have a material effect on net income for a given period. The Company intends to defend itself vigorously against all of the claims asserted in these matters. Accordingly, no accrual for a loss contingency on this litigation has been made in the Company’s consolidated financial statements, as the Company is unable to reasonably estimate a loss or range of potential loss.

12.   Subsequent Events

On October 17, 2005, the Company entered into a settlement agreement with its corporate counsel. The Company’s corporate counsel also acted as bond counsel on all three bond issues for which the Company’s bank subsidiary entered into three settlement agreements with the IRS arising from the bank’s purchase of $14.2 million in multifamily housing revenue bonds (“Series C Bonds”) in 2001and 2002 (see footnote 7). The bond counsel issued opinions stating that, based on certain assumptions and conditions, under existing law as of the dates of the opinions, interest on the bonds was excluded for federal income tax purposes from the gross income of the bondholders. The firm’s opinions were a factor relied upon by the bank in purchasing the Series C Bonds. The bank made claims against the firm in connection with the Series C Bonds, and the firm denied liability arising out of the bond transactions. The Company has agreed to settle its claims against the firm for a total of $3.3 million, consisting of $2.1 million in cash payments by the firm and $1.2 million in structured payments that include discounts on legal fees over a period of up to four years after the date of the settlement. The Company has received a total of $0.3 million in cash payments from the firm, and has realized $0.2 million in structured payments from the firm as of September 30, 2005. The remaining cash payment of $1.8 million was received subsequent to September 30, 2005, and will be recorded as other income in fourth quarter.

On October 19, 2005, the board of directors authorized an additional expenditure of up to $20.0 million for the repurchase of its outstanding common stock from time to time during the next twelve months in open market purchases and/or private transactions subject to market conditions, and as permitted by securities laws and other legal requirements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management’s discussion and analysis of our consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three and nine-month periods ended September 30, 2005. This review should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report as well as our 2004 Annual Report on Form 10-K/A (the “2004 Annual Report”). Results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of results to be attained for the entire year.

Selected Financial Data

The following table sets forth certain financial data for the three and nine-month periods ended September 30, 2005 and September 30, 2004 (dollars in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Net earnings (loss)	$4,996	$(1,846)	$38,385	$11,769
Net earnings (loss) per share (diluted)	$0.13	$(0.05)	$1.00	$0.29
Return on average assets (annualized)	0.49%	(0.17%)	1.20%	0.37%
Return on equity (annualized)	7.10%	(2.70%)	18.99%	5.86%
Ratio of dividend to net earnings	38.52%	N/A	13.33%	30.62%

	At September 30, 2005	At September 30, 2004
Ratio of Stockholders' equity to total assets	6.66%	6.19%

Results of Operations

Net Interest Income

Total interest income for the three months ended September 30, 2005 was $58.4 million compared to $50.4 million for the three months ended September 30, 2004, an increase of $8.0 million. This increase resulted from a $9.9 million increase in loan interest partially offset by a $2.1 million decrease in investment security interest. The increase in interest on loans over the prior year is attributed to a significant increase in loan volume as well as increased rates. The decline on investment earnings was due to paydowns in the principal balance of securities as well as sales and maturities of securities. We completed the sale of $101.3 million of investment securities during the second quarter of 2005. With the average costs of short-term borrowing approaching the yield on these bonds, this strategy served to reduce our balance sheet leverage, reduce reliance on Federal Home Loan Bank (“FHLB”) borrowings and improve margin. These available-for-sale securities were not required for pledging or other operating needs.

Average loans (including loans held-for-sale) increased to $3.0 billion for the three months ended September 30, 2005 compared to $2.9 billion for the three months ended September 30, 2004, a 3.6% increase. This increase in loans resulted from significant loan activity in our Kansas City and Florida markets despite the sale of $346.0 million of loans as part of the branch sales during the second quarter of 2005. Total interest income for the nine months ended September 30, 2005 was $175.0 million compared to $149.8 million for the nine months ended September 30, 2004, an increase of $25.2 million. This increase resulted from a $30.4 million increase in loan interest, which was partially offset by a $5.8 million decrease in interest from investment securities. For the three months ended September 30, 2005, our average rate on a tax-equivalent basis for earning assets was 6.13%, an increase from 5.17% for the three months ended September 30, 2004. For the nine months ended September 30, 2005, our average rate on a tax-equivalent basis for earning assets was 5.86%, an increase from 5.07% for the nine months ended September 30, 2004. The increase in the average rate on earning assets primarily resulted from market increased lending rates charged by the bank.

Average earning assets were $3.8 billion for the three months ended September 30, 2005 compared with $3.9 billion for the three months ended September 30, 2004 due to branch sales partially offset by loan growth. Average earning assets were $4.0 billion for the nine months ended September 30, 2005 compared with $4.0 billion for the nine months ended September 30, 2004.

Total interest expense for the three months ended September 30, 2005 was $28.9 million, a $7.3 million, or 34.1%, increase over the three months ended September 30, 2004. The increase was primarily due to a $5.3 million increase in interest on deposits and a $2.0 million increase in interest on borrowings. Total interest expense for the nine months ended September 30, 2005 was $83.9 million, a $19.1 million, or 29.4%, increase over the nine months ended September 30, 2004. The increase was primarily due to a $13.5 million increase in interest on deposits and a $5.6 million increase in interest on borrowings. Excluding branch sales, deposits grew $108.6 million or 3.7% during third quarter 2005 in addition to the growth of $126.7 million in the first and second quarter year to date, despite a reduction in brokered certificates of deposit. Brokered certificates of deposit totaled $377.1 million as of September 30, 2005, a $159.5 million reduction from $536.6 million at the end of 2004. FHLB advances were $411.8 million at September 30, 2005, compared to $571.9 million at December 31, 2004, a $160.1 million reduction. This combined reduction of $319.6 million in brokered deposits and FHLB borrowings reflects our commitment to move away from wholesale funding and to build core deposits.

For the three months ended September 30, 2005, our average cost of funds was 3.48%, an increase from 2.42% for the three months ended September 30, 2004. For the nine months ended September 30, 2005, our average cost of funds was 3.10%, an increase from 2.39% for the three months ended September 30, 2004. The increase in the average cost of funds primarily relates to the increased rates paid on deposits, as well as the increased interest expense associated with our FHLB borrowings. From September, 2004 to September, 2005, the Federal Reserve raised interest rates by 2.0.%

Net interest income was $27.5 million for the three months ended September 30, 2005, compared to $28.5 million for the same period in 2004, a decrease of 3.6%. Net interest income was $91.1 million for the nine months ended September 30, 2005, compared to $84.9 million for the same period in 2004, an increase of 7.3%. Our net interest margin increased from 2.99% for the three months ended September 30, 2004 to 3.10% for the three months ended September 30, 2005 on a tax-equivalent basis. Our net interest spread increased from 2.68% for the nine months ended September 30, 2004 to 2.76% for the nine months ended September 30, 2005 on a tax-equivalent basis. Changes in net interest income from the second quarter of 2005 are primarily due to decreased earning assets resulting from branch sales, reduced interest income on investments as the portfolio has diminished, and increased rates on deposits and borrowings. The decrease over the prior year is attributed to branch sales as well as the following other factors. Interest income on loans increased $9.9 million due primarily to rate increases with a lesser portion of the increase attributable to loan growth. Interest income on investments decreased $2.1 million due to declining principal balances from sales and maturities. Interest expense on deposits increased $5.3 million almost exclusively due to rate increases from recent market conditions as well as a concerted effort to grow core deposits and position ourselves competitively. Interest expense on borrowings grew $2.0 million due again to rate increases with some volume improvement as we have shifted away from borrowings in favor of deposits.

Provision/Allowance for Loan Losses

The success of a bank depends, to a significant extent, upon the quality of its assets, particularly loans. This is highlighted by the fact that net loans were 73.4% of our total assets as of September 30, 2005. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the collateral in the case of a collateralized loan, among other things.

The allowance for loan losses totaled $34.2 million and $32.1 million at September 30, 2005 and December 31, 2004, respectively, and represented 1.13% and 1.03% of total loans at each date. The provision for loan losses for the three months ended September 30, 2005 was $2.1 million compared to $0.5 million for the three months ended September 30, 2004. The provision for loan losses for the nine months ended September 30, 2005 was $7.4 million compared to $4.8 million for the nine months ended September 30, 2004. The increase in the provision for loan losses for the current quarter and the nine-month period from a year ago was the result of significant loan growth and additional provision that we judged to be necessary on the loan portfolio as of September 30, 2005. In addition, approximately $2.0 million of the provision during second quarter 2005 was attributable to portfolio loans in Oklahoma for which deterioration merited an increased allowance. This deterioration is not necessarily indicative of the quality of the remainder of the portfolio. Net charge-offs for the three months ended September 30, 2005 were $1.4 million compared to $0.8 million for the three months ended September 30, 2004. Net charge-offs for the nine months ended September 30, 2005 were $3.0 million compared to $3.1 million for the nine months ended September 30, 2004. We continue to review the loan portfolios of the bank, to monitor the provision and to charge off those credits for which collection is considered to be doubtful.

We consider non-performing assets to include all non-accrual loans and other loans past due 90 days or more (as to principal and interest) and still accruing. Total non-performing loans were $21.7 million and $15.7 million at September 30, 2005 and December 31, 2004, respectively. The $6.0 million increase in non-performing loans can generally be attributed to a $4.8 million increase in non-accrual loans due primarily to three large credits, and a $1.1 million increase in accruing loans past due 90 days or more. Total non-performing loans were 0.72% and 0.51% of gross loans at September 30, 2005 and December 31, 2004, respectively. Total non-performing assets were $25.7 million and $19.6 million at September 30, 2005 and December 31, 2004, respectively. The increase in non-performing assets of $6.1 million can be generally attributed to the above mentioned loan activity. Total non-performing assets were 0.63% and 0.45% of total assets at September 30, 2005 and December 31, 2004, respectively.

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

The allowance allocation percentages assigned to each credit grade have been developed based on an analysis of historical loss rates at our bank, adjusted for certain qualitative factors and on our management’s experience. Qualitative adjustments for such things as general economic conditions, conditions in the market for a particular collateral type, changes in credit policies and lending standards, and changes in the trend and severity of problem loans can cause the estimation of future losses to differ from past experience.

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

We actively manage our loan portfolio, particularly our past due and non-performing loans in our bank subsidiary in an effort to minimize credit losses, and monitor asset quality to maintain an adequate loan loss allowance. Although management believes our allowance for loan losses is adequate for the bank, the allowance may not prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used, or adverse developments arise with respect to non-performing or performing loans or the underlying collateral. Accordingly, the allowance for loan losses may not be adequate to cover actual loan losses, and significant increases to the allowance may be required in the future if economic conditions or the condition of our loan portfolio should worsen. Material additions to the allowance for loan losses would result in a decrease of our net earnings and capital.

Other Income

For the three months ended September 30, 2005, other income was $6.8 million compared to a loss of $4.5 million for the three months ended September 30, 2004, an increase of $11.3 million. The net increase resulted primarily from the recording of securities losses of $11.0 million in the third quarter of 2004 versus virtually no such losses in the third quarter of 2005. The comparison also included an increase in 2005 of $1.0 million in the category of other income due to a settlement gain of $0.6 million and losses on the disposal of fixed assets in the third quarter of 2004 that were not present in 2005. The settlement gain was the result of a claim against the trustee of Oklahoma Series C Bonds purchased by the Bank. These increases were partially offset by a reduction in service fees of $0.5 million and a decrease in investment trading fees and commissions of $0.4 million. Service fees are down due to a restructuring of insufficient funds and account analysis charges late last year. The fee policy was modified again during the third quarter to affect higher service fees late in the quarter, but there was still an overall decline compared to last year. Investment trading fees and commissions are down due to lower trading volume.

For the nine months ended September 30, 2005, other income was $51.9 million compared to $33.7 million for the nine months ended September 30, 2004, an increase of $18.3 million, or 54.3%. The net increase resulted primarily from gains on the sale of branch facilities of $34.4 million in the second quarter of 2005 compared to gains of $20.6 million on branch sales in the first and second quarters of 2004. This increase was partially offset by a reduction in service fees of $2.6 million due primarily to declining insufficient funds charges, a decrease in investment trading fees and commissions of $1.0 million, a decrease in net gains on sale of mortgage loans of $0.1 million, a decrease in bank-owned life insurance of $0.1 million, and a decrease caused by a gain of $1.2 million from the sale of the credit card portfolio in the second quarter of 2004. Net losses on securities declined $8.8 million due to the securities losses of $10.9 million being recorded in 2004 compared to securities losses of $2.1 million being recorded in 2005. Trust fees increased $0.4 million and other income increased $0.2 million in the respective periods.

Other Expense

For the three months ended September 30, 2005, other expense was $21.3 million compared to $26.9 million for the same period of 2004. Salaries and employee benefits decreased from $12.4 million in the third quarter of 2004 to $10.8 million in the third quarter of 2005, a decrease of $1.6 million. This decrease was the result of decreases in salaries, restricted stock compensation expense and ESOP compensation expense, and was partially offset by increases in contract labor. A reduction of salaries and benefits was realized from the sale of several branches in 2005. Data processing expenses declined from $1.9 million in the third quarter of 2004 to $1.5 million in the third quarter of 2005. This decrease was primarily the result of decreases in credit card expenses, interchange expenses and merchant expenses, all the result of the sale of our credit card portfolio in 2004. Net occupancy expense increased to $2.4 million for the quarter ended September 30, 2005 compared to $1.8 million for the quarter ended September 30, 2004 due to expenses associated with the new Services Center and exiting old facilities. Depreciation expense increased from $1.8 million to $2.0 million from the quarter ended September 30, 2004 to September 30, 2005, respectively. Professional services remained constant at $1.3 million. The remaining expenses classified as other expense decreased from $5.1 million to $3.4 million due primarily to acquisition costs in the prior year.

For the nine months ended September 30, 2005, other expense was $71.1 million compared to $93.6 million for the same period of 2004. Salaries and employee benefits decreased from $39.0 million in the first nine months of 2004 to $36.6 million in the first nine months of 2005, a decrease of $2.4 million. This decrease is the result of the sale of several branches in 2005 and a corresponding reduction of salaries and benefits as well as the changes for the quarter noted above. Data processing expenses declined from $6.0 million in the first nine months of 2004 to $5.1 million in the first nine months of 2005. Net occupancy expense increased from $5.3 million for the nine months ended September 30, 2004 to $5.9 million for the nine months ended September 30, 2005 for the reasons noted above. Depreciation expense increased from $5.3 million to $6.0 million from the nine months ended September 30, 2004 to September 30, 2005, respectively, due to asset purchases for the new Service Center and other locations. Professional services declined from $5.1 million to $4.2 million due to decreases in legal fees in the corresponding periods. The largest decrease was caused by the expensing of $16.5 million in the second and third quarters of 2004 related to the settlement of the qui tam litigation with no corresponding amounts occurring in the first nine months of 2005. The remaining expenses classified as other expense decreased from $16.4 million to $13.4 million, a decrease of $3.0 million. Included in other expense, amortization of prepaid offering costs declined due to the write-off of $2.0 million in debt issuance costs when we refinanced two of our three trust-preferred obligations in the first quarter of 2004. We also recorded non-recurring expenses of $0.2 million in the first nine months of 2004 related to the terminated Silver acquisition, as well as $1.1 million in expenses during that period related to FLHB swaps.

Income Tax Expense

Income tax expense (benefit) for the three-month periods ended September 30, 2005 and 2004 was $8.0 million and $(1.0) million, respectively. The effective tax rate for each period was 61.5% and 35.2%, respectively. The primary difference in the tax expense is due to improved results for the quarter. Third quarter 2005 includes a $3.5 million settlement agreement with the IRS. Our bank subsidiary entered into three settlement agreements with the IRS arising from the bank’s purchase of $14.2 million in multifamily housing revenue bonds (the “Series C Bonds”) in 2001 and 2002. The bank made a one-time $3.5 million cash payment in full settlement of all claims made by the IRS. The payment is reflected as additional income tax expense in the quarter. The bank didn’t admit any liability or wrongdoing in connection with the settlement. Further detail on the settlement can be obtained in our news release and Form 8-K, both dated October 17, 2005. The effective rate was also higher than normal in the third quarter of 2005 and 2004 due to gains from branch sales, non-deductible expenses related to the proposed acquisition of the Company incurred in 2004, the non-deductible portion of the qui tam settlement, and the non-deductible portion of ESOP compensation expense which resulted in a higher percentage of taxable income to total income. Income tax expense for the nine months ended September 30, 2005 and 2004 was $26.1 million and $8.0 million, respectively. The effective tax rate for each period was 40.5% and 39.2%, respectively. The rates for the nine-month periods ended September 30, 2005 and 2004 are higher than historical rates for the same reasons enumerated above.

Financial Condition

During the first nine months of 2005, cash and cash equivalents decreased $29.6 million or 27.4% compared to balances at December 31, 2004. The primary decrease was caused by a substantial decrease in Fed Funds sold. We had been accumulating cash to pay off FHLB debt during the third quarter as it matured.

During the first nine months of 2005, net loans increased $306.3 million, or 11.4%, compared to balances at December 31, 2004. This increase is exclusive of the $347.9 million of loans sold with the branch sale transaction. Mortgage loans held-for-sale increased $10.3 million over the balance at December 31, 2004, due primarily to a pending transaction to sell mortgage loans.

Investment securities at September 30, 2005 decreased $146.6 million compared to the balance at December 31, 2004. This was composed primarily of a decrease of $38.7 million in U.S. agency mortgage-backed securities and a decrease of $102.1 million in U.S. agency securities. The sale of $101.3 million of available-for-sale investment securities was completed during the second quarter. The remaining $45.3 million was the result of pay-downs and maturities in the available-for-sale portfolio. The available-for-sale securities portfolio of $374.0 million is comprised of $218.5 million in obligations of U.S. government-sponsored entities, $104.1 million of mortgage-backed securities, $41.4 million of stock and other investments, $9.2 million in municipal securities, and $0.7 million in U.S. Treasury securities. Held-to-maturity securities total $391.1 million and are comprised of $252.3 million in obligations of U.S. government-sponsored entities, $76.6 million of mortgage-backed securities, $44.5 million of trust-preferred securities, and $17.7 million of municipal securities. Held-to-maturity securities provide a degree of desirable insulation to our tangible equity level in a rising interest rate environment. The average maturity of the securities portfolio is approximately 4.2 years, or 2.8 years excluding trust-preferred securities.

Bank-owned life insurance at September 30, 2005, increased $2.8 million compared to the balance sheet amount at December 31, 2004. The increase resulted from earnings recorded on our investment in bank-owned life insurance.

Total deposits increased $235.2 million, or 8.4%, at September 30, 2005, compared to December 31, 2004, mainly due to increased marketing activity in the Kansas City and Florida locations and a concerted effort to fund loan growth with core deposits. This increase is exclusive of the $332.6 million of deposits sold as part of the branch sales during the second quarter of 2005. Additionally, brokered CD’s were reduced by $29.7 million during the quarter and by $159.5 million on a year-to-date basis as we have shifted our emphasis away from brokered deposits.

Compared to 2004 year-end balances, borrowings at September 30, 2005, decreased $149.9 million. Our short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings increased $15.6 million during the first nine months of 2005 to a combined balance of $130.3 million at September 30, 2005. Long-term borrowings, consisting mainly of FHLB advances and Leverage Repurchase Agreements, decreased $165.5 million to $612.6 million outstanding at September 30, 2005. The decrease in long-term borrowings is the direct result of paying down FHLB debt as it matured during the first nine months of 2005.

During the first nine months of 2005, accrued interest and other liabilities increased from $30.2 million to $40.3 million. This was primarily the result of a $2.4 million decrease in income taxes payable from the branch sale gain and current quarter earnings, a $5.9 million increase in accrued interest, a $7.3 million increase in accrued expenses caused by market adjustments in our swap agreements, and increases in other operating liabilities.

Contractual Obligations and Commercial Commitments

The following table presents our contractual cash obligations, defined as operating lease obligations, principal and interest payments due on non-deposit obligations and guarantees with maturities in excess of one year, as of September 30, 2005 for the periods indicated.

	Payments Due by Period
Contractual Cash Obligations	Total Principal and Interest	One Year or Less	One to Three Years	Four to Five Years	More than Five Years

	(dollars in thousands)
Long-term debt obligations (1)	$922,238	$96,667	$60,894	$113,253	$651,424
Operating lease obligations	31,583	3,406	6,447	5,590	16,140
Purchase obligations	12,872	5,547	4,652	1,985	688
Time Open and CD's	1,794,877	977,330	628,173	188,780	594

Total	$2,761,570	$1,082,950	$700,166	$309,608	$668,846

(1)	For floating interest rate obligations, contractual cash obligations are based upon the interest rate in effect on September 30, 2005.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, satisfy other disbursement needs, meet deposit withdrawals and other fund reductions, maintain reserve requirements, and otherwise operate on an ongoing basis. The immediate liquidity needs of our bank are met primarily by Federal Funds sold, short-term investments, deposits, and the generally predictable cash flow (primarily repayments) from bank assets. Intermediate term liquidity is provided by our bank’s investment portfolio. Our bank has a credit facility with the FHLB, under which it is eligible for short-term advances and long-term borrowings secured by real estate loans or mortgage-related investments. Our liquidity needs and funding are provided through non-affiliated bank borrowings and cash dividends and tax payments from our subsidiary bank. Total net loans increased $306.3 million compared to December 31, 2004, while total deposits increased $235.2 million compared to the same period. The majority of our deposits consist of time deposits. If we are unsuccessful in renewing these deposits, then we will have to replace these funds with alternative sources of funding, mainly other short-term borrowings.

Cash and cash equivalents and investment securities totaled $848.1 million, or 20.8%, of total assets at September 30, 2005 compared to $1.0 billion, or 23.7% of total assets, at December 31, 2004. Cash provided by operating activities for the three months ended September 30, 2005 was $33.5 million, consisting primarily of net earnings adjusted by depreciation and amortization, the provision for loan losses and increases in accrued interest payable and other liabilities, and offset by the gain on sale of branches of $34.4 million and net growth in loans held for sale. Cash used by investing activities was $89.3 million. This was primarily attributable to the increase in loans of $314.3 million, which was partly offset by proceeds from the sale and maturity of available-for-sale securities of $145.2 million, cash received in branch sales and a decrease in assets held-for-sale net of the decrease in liabilities held-for-sale. Cash provided by financing activities was $26.2 million, consisting primarily of an increase in deposits of $235.2 million, net of a decrease in net borrowings of $172.7 million and $32.0 million used to repurchase Company stock.

We actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, our bank has increased core capital through retention of earnings or capital infusions. To be “well capitalized” a company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio must be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at September 30, 2005 were 11.82%, 10.04% and 8.43%, respectively. These same ratios at December 31, 2004 were 11.08%, 9.32% and 7.75%, respectively. The increases in capital from year-end are primarily due to the branch sale completed in June net of the impact of stock repurchases.

The principal source of funds at the holding company level is dividends from our bank. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At September 30, 2005, our subsidiary bank could pay $57.2 million in dividends to us and still remain well capitalized. Management believes funds generated from dividends from our subsidiaries and our existing lines of credit will be sufficient to meet our current cash requirements.

Credit Facilities

The bank has agreements with the Federal Home Loan Bank system to provide advances. As of September 30, 2005, the bank had approximately $411.8 million of advances outstanding with the FHLB.

On September 30, 2005, we renewed our line of credit with JP Morgan Chase Bank One, NA ( a successor by merger to Bank One, N. A. ) (“JP Morgan Credit Line”) that allows us to borrow up to $25.0 million. The JP Morgan Credit Line matures on October 1, 2006. We anticipate that the line will be renewed at that time. Interest accrues on advances under the JP Morgan Credit Line, at our option, at a rate equal to either LIBOR plus 1.25% per annum or JP Morgan’s prime rate. We may draw on the JP MorganCredit Line from time to time to fund various corporate matters. As of September 30, 2005, we had no outstanding balance on the JP MorganCredit Line.

Under a Loan Agreement dated as of October 1, 2004 (“ESOP Loan Agreement”), between our ESOP and JP Morgan Chase Bank One, NA ( a successor by merger to Bank One, N. A), our ESOP may borrow up to $10.1 million. Loans under the ESOP Loan Agreement bear interest, at the ESOP’s option, at either JP Morgan’s Prime Base Rate or LIBOR plus 1.70%. As of September 30, 2005 and December 31, 2004, our ESOP had approximately $8.5 and $9.7 million outstanding, respectively, under the ESOP Loan Agreement, which it borrowed to pay off a prior ESOP loan. We have guaranteed the ESOP’s obligations under the ESOP Loan Agreement. We do not anticipate that the ESOP will borrow any further amounts under the ESOP Loan Agreement.

Derivative Financial Instruments

We utilize derivative instruments as part of our overall interest-rate-sensitivity management strategy to mitigate exposure to interest-rate risk.

On December 1, 2004, we entered into three interest-rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting the interest streams under variable-rate, prime-based loans into fixed-rate interest streams. Pools of prime-based loans have been designated under the swaps, the principal amount of these pools corresponding to the hedged transactions equal to 102% of the notional amount of the swaps. The formula for computing net settlements under the swaps is the same for each net settlement; that is, the fixed rate is the same throughout the term of the swap and the variable rate is the prime rate. The re-pricing dates of the swaps match those of the variable-rate assets on which the hedged transactions are based. These interest rate swaps are derivative financial instruments and have been designated as cash flow hedges of prime-based pools of loans. The first swap has a notional value of $60 million and will effectively fix our interest rate at 6.841% plus the credit spread over prime, if any, with a maturity date of December 2009. The second swap has a notional value of $60 million and will effectively fix our interest rate at 7.0% plus the credit spread over prime, if any, with a maturity date of December 2010. The third swap has a notional value of $70 million and will effectively fix our interest rate at 7.14% plus the credit spread over prime, if any, with a maturity date of December 2011.

BOLI Policies

Our bank subsidiary has purchased bank-owned life insurance (“BOLI”) policies with death benefits payable to our bank on the lives of certain officers. These single-premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank’s aggregate investment in BOLI to 25% of a bank’s capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of a bank’s capital and surplus. All of our bank’s BOLI investments comply with federal guidelines. As of September 30, 2005, the bank had $85.7 million of BOLI (equal to 21.6% of its capital and surplus). Our bank monitors the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. We believe that these BOLI investments will not have any significant impact on the capital or liquidity of our bank subsidiary.

Critical Accounting Policies

Our accounting policies are fundamental to understanding our financial condition and performance and management’s discussion and analysis of results of operations and financial condition. Many of our accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in the first note to the consolidated financial statements in our 2004 Annual Report. Critical accounting policies are both important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses

The allowance for loan losses involves significant management valuation judgments. We perform periodic and systematic detailed reviews of our lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects our estimate of the collectability of the loan portfolio. Further discussion of the methodologies used in establishing this reserve is contained in the section entitled “Provision/Allowance for Loan Losses” in this item.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover actual loan losses, and we may have to increase the allowance in the future. Material additions to our allowance for loan losses and any material loan losses in excess of the allowance would have a material adverse effect on our net earnings.

Impairment of Goodwill

As required by the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we review goodwill for impairment at least annually, or more frequently based upon facts and circumstances related to each particular reporting unit. Based upon our most recent analysis on December 31, 2004, our goodwill related to our bank subsidiary is not impaired.

The fair values of our non-bank financial subsidiaries (Gold Capital Management and Gold Trust Company) fluctuate significantly based upon, among other factors, the net operating income of these subsidiaries. If these subsidiaries experience a sustained deterioration in their cash flow from operations, then we may have to record goodwill impairment charges related to these entities.

Deferred Income Taxes

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations.

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

Forward Looking Information and Statements

The information included in this report contains certain “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future financial performance and business of our company and its subsidiaries, including, without limitation:

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	We may experience potential reductions in deposits or loan demand;

•	Changes in interest margins on loans or deposits could adversely affect our profitability;

•	Changes in allowance for loan losses or increased loan defaults could adversely affect our earnings;

•	Changes in the interest rate environment could adversely affect loan demand, the cost of deposits, or the default rate on loans;

•	Competitive pressures from other financial services companies could adversely affect our business;

•	General economic conditions or conditions in real estate markets, either nationally or locally, could increase our exposure to loan losses;

•	Legislative or regulatory changes may adversely affect the business in which our company and its subsidiaries are engaged;

•	Adapting to technological changes may be more difficult or expensive than we anticipate;

•	Hedging activities may cause losses or be less effective than anticipated; and

•	Changes in securities markets may impact the value of our investments.

These and other risks are described in Exhibit 99.1 to this Form 10-Q incorporated herein by reference. Other factors that we have not identified in that Exhibit could also affect our business or financial performance. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events, or otherwise. You are cautioned not to put undue reliance on any forward-looking statement, which speaks only as of the date it was made.

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

Along with internal gap management reports, we use an asset/liability model to analyze the bank’s current gap position. The system simulates the bank’s asset and liability base and projects future net interest income results under several interest rate assumptions. We strive to maintain an aggregate gap position such that each 100 basis point change in interest rates will not adversely affect net interest income by more than 10%.

The following table indicates that, at September 30, 2005, in the event of a sudden and sustained increase in prevailing market rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

Changes in Interest Rates	Net Interest Income	Actual Change	Percent Change Actual
200 basis point rise	$136,451,000	$9,868,000	7.80%
100 basis point rise	$132,594,000	$6,011,000	4.75%
Base Rate Scenario	$126,583,000	—	—
100 basis point decline	$118,298,000	$(8,285,000)	(6.55%)
200 basis point decline	$108,906,000	$(17,677,000)	(13.96%)

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Wayne K. Janzen, Dustin E. Cole and Michael Ross, v. Gold Banc Corporation, Inc., GBC Kansas, Inc., and Gold Bank, a Kansas bank (District Court of Kingfisher County, State of Oklahoma)

This case was filed in the District Court of Kingfisher County, Oklahoma on September 10, 2004. The plaintiffs bring the case on behalf of themselves and on behalf of the putative class of all those similarly situated. The Amended Petition proposed a class of all those agricultural borrowers with loans that are or were guaranteed by the United States of America through the Farm Service Agency (“FSA”) guaranteed loan program. The plaintiffs generally allege that our subsidiary bank has engaged in a pattern of charging interest rates and fees in excess of what it charges its average agricultural customer. The petition contains six counts against us. The counts are for breach of contract, negligence in the performance of servicing the FSA guaranteed loans, unjust enrichment by realizing increased profits caused by not disclosing to borrowers that our subsidiary bank was charging excessive interest rates and fees, a claim for usury, and an injunction for preventing our subsidiary bank from continuing its alleged practice of charging excessive interest rates and fees. No specific damage amounts are specified other than more than $10,000 is sought on each count. Plaintiffs also seek punitive damages and their costs and attorneys’ fees. An answer denying the allegations in the petition was filed on behalf of the defendants.

This case was removed on October 1, 2004 to the United States District Court for the Western District of Oklahoma. Plaintiffs filed a motion to remand the case back to state court and the federal district court granted such motion.

The plaintiffs filed a motion for class certification and a class certification hearing was held on April 13, 2005. On June 3, 2005, the District Court issued an order certifying a class composed of “those agricultural customers who obtained a FSA guaranteed loan between January 1, 1999 to February 29, 2004.” We filed an appeal of the class certification order to the Oklahoma Court of Civil Appeals, and the briefing on that appeal is now complete. The District Court and the Court of Civil Appeals denied our request to stay discovery in the District Court case pending resolution of our appeal. We are awaiting the ruling of the Oklahoma Court of Civil Appeals.

We believe we have valid defenses to plaintiffs’ claims and intend to vigorously defend this lawsuit.

H.D. Young, Troy Boelte, Misti Boelte, Larry M. Boelte, Neacha Boelte, Mark Lorenzen, Denniece Lorenzen, Harold I. Mason, and Jaynee L. Mason, v. Gold Banc Corporation, Inc., Gold Bank-Oklahoma, Gold Bank-Kansas, GBC Oklahoma, Inc., GBC Kansas, Inc., and Gold Bank (District Court of Washita County, Oklahoma)

On February 2, 2005, the plaintiffs filed this lawsuit in the District Court for Washita County, Oklahoma, seeking to assert claims individually and on behalf of persons similarly situated. The putative class consisted of all who entered into loan agreements with our subsidiary bank, which loans were in turn guaranteed by the FSA under the FSA’s federally sponsored guaranteed loan program. The petition generally alleged that our subsidiary bank charged its average farm customer a lesser interest rate than was charged to FSA guaranteed borrowers. The plaintiffs claimed that charging the higher interest rate is usurious. Similar federal law claims asserted by the same plaintiffs against the same defendants had been dismissed with prejudice by the United States District Court for the Western District of Oklahoma on January 26, 2005.

In addition to the usury cause of action, the petition alleged that our subsidiary bank converted unspecified funds belonging to plaintiffs. Plaintiffs claimed that our subsidiary bank committed fraud by materially misrepresenting to the class that they would honestly and faithfully abide by the FSA rules and regulations although they knew they were not going to follow such rules and regulations. The complaint also alleged that (i) our subsidiary bank charged a 1% origination fee on all guaranteed loans and that the fee was illegal and excessive; (ii) our subsidiary bank did not charge similar fees on non-guaranteed loans and violated the applicable federal regulations; (iii) plaintiffs are third-party beneficiaries of our subsidiary bank’s contracts with the FSA and that our subsidiary bank breached those contracts and harmed the plaintiffs; (iv) the acts of our subsidiary bank were deceitful and done with intent to defraud the class of borrowers; (v) our subsidiary bank received money from the federal government that was to be paid to the plaintiffs for the use and benefit of the class, but instead was converted by our subsidiary bank for its own use; (vi) because the conduct of our subsidiary bank was allegedly fraudulent, the class is entitled to a reformation of their loan contracts to conform to law and equity; and (vii) our subsidiary bank was unjustly enriched and should be required to provide restitution to plaintiffs. The plaintiffs sought to recover for the class all sums paid to us for allegedly usurious interest, which amount they claimed should be doubled, forgiveness of all future interest otherwise due under any note, punitive damages, and costs of the suit, including reasonable attorneys’ fees. No specific amounts of monetary damages were alleged.

We filed a motion to dismiss plaintiffs’ state court claims on March 16, 2005. At a hearing on May 19, 2005, the Court granted our motion to dismiss. On September 15, 2005, the Court entered a written order dismissing plaintiffs’ claims and entering judgment for us. Plaintiffs have appealed the dismissal of their claims to the Oklahoma Court of Civil Appeals under an accelerated procedure that provides for no additional briefing on appeal. The appeal of this case has been assigned to the same division of the Oklahoma Court of Civil Appeals that was assigned our appeal in the Janzen matter.

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

The United States filed a motion to dismiss the complaint on September 12, 2005, and we filed our opposition to that motion on October 12, 2005. Briefing on the motion should be completed on November 4, 2005. An initial scheduling conference is set for November 29, 2005.

We believe we have a valid claim and intend to vigorously pursue the claim through the judicial process.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information about the shares of common stock we repurchased during the third quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
July 1 – July 31, 2005	11,500	$15.00	11,500	n/a(1)
August 1 – August 31, 2005	496,500	15.14	496,500	n/a(1)
September 1 – September 30, 2005	—	—	—	n/a(1)

Total	508,000	$15.14	508,000

(1)	On October 21, 2004, the board of directors authorized the expenditure of up to $12.0 million for the repurchase of its outstanding common stock from time to time during the next twelve months in open market purchases and private transactions subject to market conditions, and as permitted by securities laws and other legal requirements. On April 18, 2005, the board of directors authorized an additional expenditure of up to $20.0 million for the repurchase of its outstanding common stock.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a)	Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Closing Agreement on Final Determination Covering Specific Matters dated October 17, 2005 between the Internal Revenue Service (“IRS”) and Gold Bank concerning Gold Bank’s purchase of multifamily housing revenue bonds issued by the Community Development Authority of Manitowoc, Wisconsin

10.2	Closing Agreement on Final Determination Covering Specific Matters dated October 17, 2005 between the IRS and Gold Bank concerning Gold Bank’s purchase of multifamily housing revenue bonds issued by the City of Lee’s Summit, Missouri

10.3	Closing Agreement on Final Determination Covering Specific Matters dated October 17, 2005 between the IRS and Gold Bank concerning Gold Bank’s purchase of multifamily housing revenue bonds issued by the Oklahoma Housing Development Authority

31.1	Certification of Chief Executive Officer of Gold Banc Corporation, Inc., dated November 8, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Gold Banc Corporation, Inc., dated November 8, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Gold Banc Corporation, Inc. dated November 8, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this report and is not treated as filed in reliance upon Item 601(b)(32) of Regulation S-K

32.2	Certification of Chief Financial Officer of Gold Banc Corporation, Inc. dated November 8, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this report and is not treated as filed in reliance upon Item 601(b)(32) of Regulation S-K

99.1	Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc Corporation, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD BANC CORPORATION, INC.
By:	/s/ Rick J. Tremblay
Rick J. Tremblay Executive Vice President and Chief Financial Officer (Authorized officer and principal financial officer of the registrant)

Date: November 4, 2005

