Form 10-K
period 2005-12-31
GOLD BANC CORP INC
filed 2006-03-16
CIK 1015610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Each Class
Common Stock, $1.00 par value

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|   No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |_|   No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer |_|    Accelerated Filer |X|    Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|   No |X|

The aggregate market value of the 38,504,866 shares of common stock, par value $1.00 per share, of the registrant held by non-affiliates of the registrant as of June 30, 2005 was $560,425,800, computed based on the $14.55 closing sale price of such common stock on that date. As of March 13, 2006, the registrant had 38,189,279 shares of its common stock outstanding.

PART I

ITEM 1.	BUSINESS

Recent Developments

Proposed Merger with Marshall & Ilsley Corporation. On November 9, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marshall & Ilsley Corporation (“M&I”). Subject to the terms and conditions of the Merger Agreement, it is intended that Gold Banc Corporation (“Gold Banc”) will merge with and into M&I (the “Merger”), with M&I being the surviving corporation in the Merger. Our shareholders approved the Merger on January 25, 2006. The Merger is subject to customary closing conditions, including obtaining certain regulatory approvals, and is expected to be completed during the first or second quarter of 2006. Upon the effectiveness of the Merger, Gold Banc will no longer be a reporting company under the Exchange Act. For additional information about the Merger, see our current report on Form 8-K dated November 10, 2005 and our current report on Form 8-K dated January 25, 2006.

Due to the pendency of the Merger, our Board of Directors currently does not intend to call an annual meeting of shareholders for the election of directors in 2006.

On November 25, 2005, M&I filed an application with the Federal Reserve Bank of Chicago to approve the Merger (the “Merger Application”). On December 27, 2005, Inner City Press/Fair Finance Watch (“ICP”) submitted to the Federal Reserve Board a comment letter objecting to the Merger. On January 9, 2006, M&I filed an application with the Federal Reserve Bank (“FRB”) of Chicago to merge our subsidiary Gold Bank (“Gold Bank” or the “Bank”) with and into M&I Marshall & Ilsley Bank (“M&I Bank”) after the consummation of the Merger. On January 27, 2006, the Metropolitan Milwaukee Fair Housing Council (“MMFHC”) submitted to the Federal Reserve Bank of Chicago a comment letter objecting to the merger of Gold Bank and M&I Bank. On February 15, 2006, ICP submitted an additional comment letter to the FRB objecting to the Merger.

The challenges by ICP and MMFHC argue that the Merger Application should not be approved because Gold Bank and M&I Bank are allegedly not in compliance with their responsibilities under the Community Reinvestment Act (“CRA”). In addition, the second comment letter of ICP alleges that Gold Bank’s investment in multifamily housing revenue bonds issued by the City of Lee’s Summit, Missouri and described in “Legal Proceedings – Multifamily Housing Bond Settlement” should not have been considered in evaluating Gold Bank’s compliance with the CRA. Gold Bank and M&I Bank have responded to the challenges by ICP and MMFHC by providing detailed information about both institutions’ long standing commitment to community involvement and compliance with fair lending laws and regulations, including the CRA. The comment letters submitted by ICP and MMFHC have resulted in the FRB taking additional time to review the Merger Applications. The additional review time likely would not have occurred had the comment letters not been filed.

The Board of Governors of the Federal Reserve Bank on March 13, 2006 approved the application and notice under Sections 3 and 4 of the Bank Holding Company Act by Marshall & Ilsley Corporation, Milwaukee, Wisconsin, to acquire the Company and its Bank, both in Leawood, Kansas. The FRB also approved the applications under the Bank Merger Act and Section 9 of the Federal Reserve Act.

Sale of Oklahoma Branches. On June 17, 2005, Gold Bank sold five branch locations in Oklahoma. As of the date of closing, the deposits and loans of these branches were approximately $332.6 million and $346.0 million (net of allowance of $1.9 million), respectively. Bank premises and equipment at the date of closing were $4.3 million. These items were recorded as assets and liabilities held-for-sale as of December 31, 2004. In connection with the sale of these branches, we recorded a gain of approximately $34.4 million in 2005.

Liquidation of Subsidiaries. In December 2005, we dissolved three inactive subsidiaries:

•	GBS Holding Company, LLC
•	Gold Banc Acquisition Corporation VIII, Inc.
•	Gold Banc Acquisition Corporation X, Inc.

In January 2006, we dissolved three more inactive subsidiaries:

•	Gold Investment Advisors, Inc.
•	Gold Insurance Agency, Inc.
•	Central Oklahoma Leasing Authority, Inc.

Written Agreement

We were party to a Written Agreement dated August 26, 2003, with the Kansas Office of the State Bank Commissioner and the Federal Reserve Bank of Kansas City. In late 2004, federal and state bank examiners conducted a comprehensive examination of the Bank. Based upon such examination, the regulators were satisfied with the condition of the Bank and concluded that we were in substantial compliance with the terms of our Written Agreement. The regulators then lifted the Written Agreement effective April 19, 2005 based on improvements in the Bank’s risk management practices and after they had concluded that we had completed the tasks required by the Written Agreement.

The Company and Subsidiaries

Gold Banc Corporation, Inc. Gold Banc Corporation, Inc. is a Kansas corporation, a registered bank holding company under the Bank Holding Company Act and a financial holding company under the Graham-Leach-Bliley Act. We are subject to regulation by the Federal Reserve Bank ("FRB"). Our principal executive offices are located at 11301 Nall Avenue, Leawood, Kansas 66211, and our telephone number is (913) 451-8050.

As a financial holding company, we are eligible to engage in a broad range of financial activities, including banking and securities activities, investment advisory and additional activities that the FRB determines to be financial in nature or complementary to such activities.

Gold Bank. Our principal subsidiary is Gold Bank, which has 31 branches in 19 communities in Kansas, Missouri, Oklahoma and Florida. We operate primarily through Gold Bank. In addition to our Bank, we also own non-bank financial services subsidiaries that provide securities brokerage, investment management and trust services.

Gold Bank is a full service bank that conducts a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, safe deposit boxes and a wide range of lending services. Gold Bank’s loan portfolio consists primarily of commercial and industrial loans and commercial real estate loans.

Gold Financial Services, Inc. Gold Financial Services is a wholly-owned subsidiary of Gold Banc Corporation that serves as an intermediate holding company for our financial services subsidiaries engaged in insurance, trust, brokerage, investment advisory services and merchant banking.

Gold Capital Management, Inc. Gold Capital Management is registered with the SEC as a securities broker-dealer and investment advisor, and is a member of the National Association of Securities Dealers ("NASD"). It is also licensed in Florida, Kansas, Misouri and Oklahoma as an insurance agency. Gold Capital Management’s customers consist mostly of financial institutions located throughout the Midwest. Gold Capital Management manages a wide variety of fixed income portfolios for its banking clients and also provides services to trusts, pension plans, insurance companies, commercial businesses, government entities, foundations and high-net-worth individuals.

Gold Trust Company. Gold Trust Company is a Missouri non-depository trust company that provides trust services at Gold Bank branch locations. As of December 31, 2005, Gold Trust Company had approximately $899 million in discretionary trust assets under management and approximately $431 million in non-discretionary trust assets under administration.

Lending Activities

Real Estate Lending. Loans secured by real estate represent the largest class of the Bank’s loans. As of December 31, 2005, real estate and real estate construction and development loans totaled $1.1 billion and $1.1 billion, respectively, or 34.14% and 33.52% of gross loans, respectively. Our portfolio of real estate loans carries with it credit risk, which is managed through proper credit administration and underwriting. Generally, residential loans are written on a variable-rate basis with adjustment periods of five years or less and amortized over terms not exceeding 30 years. We retain some adjustable rate mortgages having an adjustment period of five years or less. Commercial real estate loans are generally amortized over 20 years or less. We also generate long-term, fixed-rate residential real estate loans, which we sell in the secondary market. Commercial real estate, construction and agricultural real estate loans are generally limited, by policy, to 80% of the appraised value of the property. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance although, on occasion, we will retain non-conforming residential loans to known customers at premium pricing.

Commercial Lending. Loans in this category principally include loans to service, retail, wholesale and light manufacturing businesses including agricultural service businesses. As of December 31, 2005, commercial loans represented the Bank’s third largest class of loans at $976.7 million, or 30.92% of gross loans. Commercial loans can contain risk factors unique to the business of each customer. In order to mitigate these risks, we target owner-operated businesses as our customers and make lending decisions based upon a cash flow analysis of the borrower as well as value of collateral pledged to secure the loan. Working capital loans generally have a one-year renewable term and those for equipment generally have a term of seven years or less. We generally take a blanket security interest in all assets of the borrower. Equipment loans are generally limited to the lesser of the cost or appraised value of the equipment. Inventory loans generally are limited to 50% of the value of the inventory, and accounts receivable loans generally are limited to 75% of a predetermined eligible base.

Consumer and Other Lending. Loans classified as consumer and other include automobile, credit card, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. We generally take a purchase-money security interest in goods for which we provide the original financing. The terms of the loans range from one to five years depending upon the use of the proceeds, and range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. As of December 31, 2005, consumer and other loans amounted to $24.1 million, or 0.76% of gross loans.

Agricultural Lending. The Bank provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Agricultural loans were $13.1 million as of December 31, 2005, or 0.41% of total loans. Farm product loans generally have a one-year term, and machinery and equipment and breeding livestock loans generally have five to seven-year terms. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. We also rely on federal guarantees and crop insurance coverage in making these loans. Equipment and breeding livestock loans are generally limited to 75% of the appraised value of the collateral.

Investment Portfolio

The Bank’s investment portfolio is used to meet its liquidity needs while endeavoring to maximize investment income. Additionally, management augments the quality of the loan portfolio by maintaining a high-quality investment portfolio. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments and a modest amount of obligations of state and political subdivisions. In managing our interest rate exposure, we also invest in mortgage backed securities and collateralized mortgage obligations. Investment securities were $752.5 million, or 18.0% of total assets, on December 31, 2005. Federal funds sold and certificates of deposit are not classified as investment securities.

Deposits and Borrowings

Deposits are the major source of the Bank’s funds for lending and other investment purposes. In addition to deposits, including local public fund deposits and demand deposits of commercial customers, we derive funds from loan principal repayments, maturing investments, Federal funds borrowings from commercial banks, borrowings from the FRB and the Federal Home Loan Bank, and repurchase agreements. Loan repayments and maturing investments are a relatively stable source of funds while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a long-term basis for funding specific loan transactions and for general business purposes.

The Bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and individual retirement accounts.

Competition

The banking industry nationally and in our local markets is highly competitive. We compete for deposits and loans with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries. Some of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide. Some of our non-bank competitors are not subject to the same extensive federal regulations that govern the Bank.

Associates

We maintain a corporate staff of approximately 85 persons. At February 15, 2006, our bank and non-bank subsidiaries had approximately 688 associates. None of our associates or any of the associates of our bank or non-bank subsidiaries is covered by a collective bargaining agreement. We believe our associate relations are satisfactory.

Regulation and Supervision

As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the “BHC Act”) and the Gramm-Leach-Bliley Act (the “GLB Act”), we are subject to the supervision and examination by the FRB. The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of Gold Bank, not our stockholders.

Limitation on Activities. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GLB Act, a bank holding company, all of whose controlled depository institutions are “well-capitalized” and “well-managed” (as defined in federal banking regulations) and which obtains “satisfactory” CRA ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities.

A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	securities underwriting, dealing and market making;
•	sponsoring mutual funds and investment companies;
•	insurance underwriting and insurance agency activities;
•	merchant banking; and
•	activities that the FRB determines to be financial in nature or incidental to a financial activity, or which are complementary to a financial activity and do not pose a safety and soundness risk.

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

If any subsidiary bank of a financial holding company receives a rating under the CRA of less than “satisfactory”, then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, until the rating is raised to at least “satisfactory.” Gold Bank received a “satisfactory” rating in its last CRA examination.

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

The FRB’s capital adequacy guidelines provide for the following types of capital:

•	Tier 1 capital, also referred to as core capital, calculated as:

–	common stockholders’ equity;

–	plus, non-cumulative perpetual preferred stock and any related surplus;

–	plus, minority interests in the equity accounts of consolidated subsidiaries;

–	less, all intangible assets (other than certain mortgage servicing assets, non-mortgage servicing assets and purchased credit card relationships);

–	less, certain credit-enhanced interest only strips and nonfinancial equity investments required to be deducted from capital; and

–	less, certain deferred tax assets.

•	Tier 2 capital, also referred to as supplementary capital, calculated as:

–	allowances for loan and lease losses (limited to 1.25% of risk-weighted assets);

–	plus, unrealized gains on certain equity securities (limited to 45% of pre-tax net unrealized gains);

–	plus, cumulative perpetual and long-term preferred stock (original maturity of 20 years or more) and any related surplus;

–	plus, auction rate and similar preferred stock (both cumulative and non-cumulative);

–	plus, hybrid capital instruments (including mandatory convertible debt securities); and

–	plus, term subordinated debt and intermediate-term preferred stock with an original weighted average maturity of five years or more (limited to 50% of Tier 1 capital).

The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

•	Total capital, calculated as:

–	Tier 1 capital;

–	plus, qualifying Tier 2 capital;

–	less, investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes;

–	less, intentional, reciprocal cross-holdings of capital securities issued by banks; and

–	less, other deductions (such as investments in other subsidiaries and joint ventures) as determined by supervising authority.

The FRB’s capital adequacy guidelines require that a bank holding company maintain a Tier 1 leverage ratio equal to at least 4% of its average total consolidated assets, a Tier 1 risk-based capital ratio equal to 4% of its risk-weighted assets and a total risk-based capital ratio equal to 8% of its risk-weighted assets. On December 31, 2005, we were in compliance with all of the FRB’s capital adequacy guidelines. Our capital ratios on December 31, 2005 are shown on the following chart.

	Leverage Ratio (4% minimum requirement)	Tier 1 Risk-based Capital Ratio (4% minimum requirement)	Tier 1 Risk-based Capital Ratio (8% minimum requirement)
Company	8.44%	9.53%	11.15%

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

Regulations Applicable to Gold Bank. Gold Bank, a Kansas state member bank, is subject to regulation and examination by the Office of the Kansas State Bank Commissioner and the FRB. Gold Bank is also regulated by the Federal Deposit Insurance Corporation (the “FDIC”). The FRB and the FDIC are each empowered to issue cease and desist orders against Gold Bank if they determine that activities of the Bank represent unsafe and unsound banking practices or violations of law. In addition, the FRB and the FDIC have the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by these agencies is designed to protect the depositors of Gold Bank, not our stockholders.

Bank Regulatory Capital Requirements. The FRB has adopted minimum capital requirements applicable to state member banks which are substantially similar to the capital adequacy guidelines established by the FRB for bank holding companies. A special risk-based capital requirement (including a new Tier 3 capital component) applies to certain large banks whose trading activity (on a worldwide consolidated basis) equals 10% or more of their total assets or $1 billion or more. Gold Bank is not subject to such special capital requirement.

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

Gold Bank must be well-capitalized and well-managed for us to remain a financial holding company. The capital ratios and classifications of Gold Bank as of December 31, 2005 are shown on the following chart.

	Leverage Ratio (4% minimum requirement)	Tier 1 Risk-based Capital Ratio (4% minimum requirement)	Total Risk-based Capital Ratio (8% minimum requirement)	Classification
Gold Bank	8.84%	9.65%	10.59%	Well-Capitalized

Deposit Insurance and Assessments. The deposits of Gold Bank are insured by the BIF administered by the FDIC, in general up to a maximum of $100,000 per insured depositor. Certain deposits of Gold Bank are insured by the Savings Association Insurance Fund (the “SAIF”). Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires BIF members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. The FDIC’s assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

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

Payment of Dividends. Gold Banc is subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. State banking laws also prohibit the declaration of a dividend out of the capital and surplus of a bank, without prior regulatory approval.

We have paid regular quarterly dividends on our common stock but we did delay the payment of a dividend for the fourth quarter of 2005 because of the pendency of the Merger. Our Board of Directors met on February 22, 2006 and declared a dividend of $0.05 per share for the fourth quarter of 2005. The dividend was paid on March 10, 2006 to holders of record as of March 4, 2006.

Community Reinvestment Act. Gold Bank is subject to the CRA and implementing regulations thereunder. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by us and our Bank subsidiary.

Limitations on Transactions with Affiliates. We and our non-bank subsidiaries are “affiliates” within the meaning of the Federal Reserve Act. The amount of loans or extensions of credit which a bank may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and subsidiaries of a bank may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

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

Regulations Applicable to Our Non-bank Financial Service Subsidiaries

General. Our non-bank financial service subsidiaries are subject to the supervision of the FRB and may be subject to the supervision of other regulatory agencies including the SEC, the NASD, state securities and insurance regulators and the Missouri Division of Finance.

Securities Broker/Dealer and Investment Advisor. As a securities broker/dealer, a registered investment advisor and member of the NASD, Gold Capital is subject to extensive regulation under federal and state securities laws. The SEC administers the federal securities laws but has delegated to self-regulatory organizations, principally the NASD and the national securities exchanges, much of the regulation of securities broker/dealers. Securities broker/dealers and certain investment advisors are also subject to regulation by state securities commissions in the states in which they are registered.

Securities broker/dealers and investment advisors are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers’ funds and securities, recordkeeping, and the conduct of directors, officers and associates. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and associates. The principal purposes of regulation of securities broker/dealers and investment advisors is the protection of customers and the securities markets rather than the protection of stockholders of broker/dealers and investment advisors.

Trust Company. As a Missouri non-depository trust company, Gold Trust Company is subject to regulation and supervision by the FRB and the Missouri Division of Finance. The purpose of such regulation is the protection of trust customers and beneficiaries, not the protection of stockholders of trust companies.

Insurance Agency. As licensed insurance agencies, Gold Capital Management and Gold Insurance Agency are subject to licensing, regulation and examination by the state insurance departments of each state in which they operate. State insurance regulations protect consumers and customers, not the stockholders of insurance agencies. The Gold Insurance Agency was liquidated in January 2006.

The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Where to Find Additional Information

Additional information about us can be found on our Web site at www.goldbanc.com We also provide on our Web site our filings with the SEC, including our annual reports, quarterly reports, and current reports along with any amendments thereto, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. You may also obtain copies of the charters of the Audit, Nominating and Corporate Governance, and Compensation Committees of our Board of Directors on our website.

ITEM 1A.	RISK FACTORS

There are many risks and uncertainties that can affect our business, financial performance or share price. Some of these are beyond our control. Here is a brief description of some of the important factors which could cause our future business, operating results, financial condition or share price to be materially different than our expectations. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements on page 41 of this report.

There are a number of risks and uncertainties that could impact us as an operating company if the Merger is not consummated as planned and which are omitted from this report on the assumption that the Merger will be consummated.

Our shareholders face risks in connection with the proposed Merger with M&I. Although our proposed Merger with M&I has been approved by our shareholders, the Merger must be approved by the FRB and approvals are also required from, or notices are required to, the Kansas Office of the State Bank Commissioner and the Florida Office of Financial Regulation, as well as the New York Stock Exchange, Nasdaq and other self-regulatory organizations, and may be required from or to certain other regulatory agencies before it is consummated. Although we anticipate these approvals will be received, there have been challenges to the Merger under the CRA which may delay or prevent approval of the Merger. We have terminated or lost a significant number of associates in anticipation of the Merger. These staff losses could adversely affect our ability to do business or maintain customer relationships prior to consummation of the Merger. If the Merger is not consummated for any reason, the failure to consummate the Merger and the staff losses we have experienced could adversely affect our business or customer relationships. If the Merger is consummated as planned, our stockholders will receive M&I stock in exchange for their stock in GoldBanc Corporation. There can be no assurance that M&I’s stock will trade at or above the exchange rate in the Merger, nor that M&I will pay dividends on its stock at levels comparable to or higher than the dividends historically paid on our common stock. The success of the Merger may depend in part upon the ability of M&I to integrate our operations with its own, and upon M&I’s ability to operate successfully and achieve growth in the markets in which we currently operate, neither of which can be assured.

Loss of key personnel could have an adverse effect on our operations. Prior to the closing of the Merger, or if the Merger is not consummated, the loss of certain key personnel could adversely affect our operations. Our success has depended in large part on the retention of a limited number of key persons, including Malcolm M. Aslin, our President and Chief Executive Officer, and Richard J. Tremblay, our Executive Vice President and Chief Financial Officer. We will likely undergo a difficult transition period if we lose the services of either of these individuals. In recognition of this risk, we own, and are the beneficiary of, insurance policies on the lives of these key employees and have entered into an employment agreement with Mr. Aslin.

In addition, Roger M. Arwood, President of the Bank and our Executive Vice President, resigned effective as of March 3, 2006. If the Merger is not consummated then we will have to replace Mr. Arwood. We also place great value on the experience of our community bank presidents in each of our markets and on their relationships with the communities they serve. The loss of these key persons could negatively impact the affected banking locations.

Our allowance for loan losses may not be adequate. As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to cover repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our actual loan losses, and we may have to increase the allowance in the future. Approximately 94.6% of our loan portfolio on December 31, 2005 consisted of construction loans, agricultural loans, loans secured by commercial real estate, and commercial business loans. These loans generally involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans and carry higher loan balances. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality and value of the collateral in the case of collateralized loans, among other things. Our credit risk with respect to our commercial and consumer installment loan portfolio relates principally to the general creditworthiness of businesses and individuals within our local markets. Our credit risk with respect to our agricultural loan portfolio relates, among other factors, to commodity prices and weather patterns.

Changes in interest rates could adversely affect our profitability. We may be unable to manage interest rate risk that could reduce our net interest income. Like other financial institutions, our results of operations are impacted principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates, which are affected by regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB. While we continually take measures designed to manage the risks from changes in market interest rates, including interest rate swap agreements, changes in interest rates can still have a material adverse effect on our profitability.

Funding our substantial cash requirements with dividends from the Bank reduces the capital levels of the Bank. We are a separate legal entity from our subsidiaries and do not have significant operations of our own. We depend primarily on dividends we receive from our subsidiaries, primarily the Bank, which may be limited by statutes and regulations and our cash and liquid investments available to pay dividends on our common stock after paying operating expenses and other obligations. In addition, we had an aggregate outstanding amount of $116.6 million in subordinated debt and trust preferred securities, as compared to total equity of $277.4 million outstanding, as of December 31, 2005. Our annual interest payments due on these borrowings were approximately $7.2 million as of December 31, 2005. We are dependent on dividends from the Bank to service these and other borrowings, and ultimately for principal repayment at maturity.

Our ability to pay dividends on our common stock is limited by the ability of the Bank to pay dividends under applicable law and by contracts relating to our trust preferred securities. Our ability to pay dividends on our common stock largely depends on our receipt of dividends from the Bank. The amount of dividends the Bank may pay to us is limited by federal and state banking laws and regulations. The Bank is required to maintain capital sufficient to meet the “well capitalized” standard set by regulators and is able to pay dividends to us only so long as its capital continues to exceed these levels. We or the Bank may decide to limit the payment of dividends even when we or they have the legal ability to pay them in order to retain earnings for use in our or the Bank’s business. Under contracts relating to our trust preferred securities, we are prohibited from paying dividends on our common stock if we have not made required payments on, or have elected to defer payments of interest on, the junior subordinated debentures that support our trust preferred securities or if an event of default has occurred and is continuing with respect to such debentures.

Local economic conditions could adversely affect our operations. Changes in local economic conditions could adversely affect our loan portfolio and results of operations. Our success depends to a certain extent upon the general economic conditions of the local markets that we serve. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers only in those markets in Kansas, Oklahoma, Missouri and Florida where the Bank operates. Our commercial, agricultural, real estate and construction loans, and the ability of the borrowers to repay these loans, and the value of the collateral securing these loans, are impacted by local economic conditions, which could fluctuate significantly from time to time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

Gold Bank owns most of its banking facilities. In addition to Gold Bank’s centralized operations services center, certain of Gold Bank’s branch locations are in leased facilities. Our financial services subsidiaries have entered into short-term leases for their properties. We believe each of the facilities is in good condition, adequately covered by insurance and sufficient to meet the needs at that location for the foreseeable future. Our headquarters and Gold Bank’s Leawood, Kansas location are contained in a 25,000 square foot building that opened in 1996, all of which we occupy.

ITEM 3.	LEGAL PROCEEDINGS

Wayne K. Janzen, Dustin E. Cole and Michael Ross, v. Gold Banc Corporation, Inc., GBC Kansas, Inc., and Gold Bank, a Kansas bank (District Court of Kingfisher County, State of Oklahoma)

This case was filed in the District Court of Kingfisher County, Oklahoma on September 10, 2004. The plaintiffs bring the case on behalf of themselves and on behalf of the putative class of all those similarly situated. The Amended Petition proposed a class of all those agricultural borrowers with loans that are or were guaranteed by the United States of America through the Farm Service Agency (“FSA”) guaranteed loan program. The plaintiffs generally allege that the Bank has engaged in a pattern of charging interest rates and fees in excess of what it charges its average agricultural customer. The petition contains six counts against us. The counts are for breach of contract, negligence in the performance of servicing the FSA guaranteed loans, unjust enrichment by realizing increased profits caused by not disclosing to borrowers that the Bank was charging excessive interest rates and fees, a claim for usury, and an injunction to prevent the Bank from continuing its alleged practice of charging excessive interest rates and fees. No specific damage amounts are claimed other than more than $10,000 is sought on each count. Plaintiffs also seek punitive damages and their costs and attorneys’ fees. An answer denying the allegations in the petition was filed on behalf of the defendants.

This case was removed on October 1, 2004 to the United States District Court for the Western District of Oklahoma. Plaintiffs filed a motion to remand the case back to state court and the federal district court granted such motion.

The plaintiffs filed a motion for class certification and a class certification hearing was held on April 13, 2005. On June 3, 2005, the District Court issued an order certifying a class composed of “those agricultural customers who obtained a FSA guaranteed loan between January 1, 1999 to February 29, 2004.” We filed an appeal of the class certification order to the Oklahoma Court of Civil Appeals, and the briefing on that appeal is now complete. The Court of Appeals has ordered oral argument on the appeal. No date has been set for the oral argument. The District Court and the Court of Civil Appeals denied our request to stay discovery in the District Court case pending resolution of our appeal. We are awaiting the ruling of the Oklahoma Court of Civil Appeals.

We believe we have valid defenses to plaintiffs’ claims and intend to vigorously defend this lawsuit.

H.D. Young, Troy Boelte, Misti Boelte, Larry M. Boelte, Neacha Boelte, Mark Lorenzen, Denniece Lorenzen, Harold I. Mason, and Jaynee L. Mason, v. Gold Banc Corporation, Inc., Gold Bank-Oklahoma, Gold Bank-Kansas, GBC Oklahoma, Inc., GBC Kansas, Inc., and Gold Bank (District Court of Washita County, Oklahoma)

On February 2, 2005, the plaintiffs filed this lawsuit in the District Court for Washita County, Oklahoma, seeking to assert claims individually and on behalf of persons similarly situated. The putative class consisted of all who entered into loan agreements with the Bank, which loans were in turn guaranteed by the FSA under the FSA’s federally sponsored guaranteed loan program. The petition generally alleged that the Bank charged its average farm customer a lesser interest rate than was charged to FSA guaranteed borrowers. The plaintiffs claimed that charging the higher interest rate is usurious. Similar federal law claims asserted by the same plaintiffs against the same defendants had been dismissed with prejudice by the United States District Court for the Western District of Oklahoma on January 26, 2005.

In addition to the usury cause of action, the petition alleged that the Bank converted unspecified funds belonging to plaintiffs. Plaintiffs claimed that the Bank committed fraud by materially misrepresenting to the class that it would honestly and faithfully abide by the FSA rules and regulations although it knew it was not going to follow such rules and regulations. The complaint also alleged that (i) the Bank charged a 1% origination fee on all guaranteed loans and that the fee was illegal and excessive; (ii) the Bank did not charge similar fees on non-guaranteed loans and violated the applicable federal regulations; (iii) plaintiffs are third-party beneficiaries of the Bank’s contracts with the FSA and that the Bank breached those contracts and harmed the plaintiffs; (iv) the acts of the Bank were deceitful and done with intent to defraud the class of borrowers; (v) the Bank received money from the federal government that was to be paid to the plaintiffs for the use and benefit of the class, but instead was converted by the Bank for its own use; (vi) because the conduct of the Bank was allegedly fraudulent, the class is entitled to a reformation of their loan contracts to conform to law and equity; and (vii) the Bank was unjustly enriched and should be required to provide restitution to plaintiffs. The plaintiffs sought to recover for the class all sums paid to us for allegedly usurious interest, which amount they claimed should be doubled, forgiveness of all future interest otherwise due under any note, punitive damages, and costs of the suit, including reasonable attorneys’ fees. No specific amounts of monetary damages were alleged.

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

Gold Bank v. Mike Johanns, Secretary of Agriculture, in his official capacity; U.S. Department of Agriculture; and Farm Service Agency (Court of Federal Claims)

Gold Bank originally filed this lawsuit in the U.S. District Court for the District of Kansas on June 7, 2005 challenging the FSA interest rate regulation as unconstitutionally vague. The regulation, 7 C.F.R. section 762.124, provides that lenders may not charge their FSA guaranteed customers interest in excess of the interest charged to the lender’s “average agricultural loan customer.” The regulation does not define “average agricultural loan customer” and gives no guidance on how to calculate the “average” rate. This regulation formed the basis for both the previously-settled False Claims Act qui tam lawsuit (discussed in previous filings) and the above-referenced lawsuits filed by FSA borrowers.

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

The United States filed a motion to dismiss the complaint on September 12, 2005, and we filed our opposition to that motion on October 12, 2005. On December 23, 2005 the Kansas federal court granted the government’s motion to dismiss on the ground that exclusive jurisdiction for the claims rests in the Court of Federal Claims. The Court did not address the merits of Gold Bank’s claims.

Gold Bank believes the quickest way to reach the merits of its claims is to proceed in the Court of Federal Claims, rather than appeal the district court’s order. Accordingly, Gold Bank re-filed the case in the Court of Federal Claims on January 10, 2006.

We believe we have a valid claim and intend to vigorously pursue the claim through the judicial process. Based on our own knowledge of the cases and consultation with third-party attorneys, we do not believe the potential gain or loss resulting from the cases, if any, can be reasonably estimated at this time and thus, Gold Bank has not recorded any asset or liability related to these cases.

Mortgage Rescission Claims in Jackson County, Missouri

Gold Bank is a defendant in four cases brought by separate borrowers in Jackson County, Missouri in connection with rental real estate mortgage loans made by the Bank in the original aggregate principal amount of approximately $1.27 million. The loans were made in 2003 and 2004 and have been declared in default by the Bank. The Bank has commenced foreclosure proceedings against the properties securing the loans. The plaintiffs are seeking to rescind the loans and quiet title to the underlying properties. Certain of the plaintiffs have also sued the Bank, one of its employees and the sellers and appraisers of the properties for fraudulent misrepresentation regarding the value, habitable and rentable condition and income potential of the properties.

The Bank denies it is liable to the plaintiffs in any way and intends to vigorously contest these cases.

Multifamily Housing Bond Settlement

As disclosed in our current report on Form 8-K dated October 17, 2005, Gold Bank entered into three settlement agreements with the Internal Revenue Service (“IRS”) arising from the Bank’s purchase of an aggregate of $14.2 million in multi-family housing revenue bonds (the “Series C Bonds”) in 2001 and 2002. The Series C Bonds were issued by the City of Lee’s Summit, Missouri, the Community Development Authority of the City of Manitowoc, Wisconsin, and the Oklahoma Housing Development Authority. The Series C Bonds were marketed and sold as tax-exempt investments. The IRS made a proposed determination that interest paid on the Series C Bonds was not excludable from the gross income of the Bank for tax purposes. We disputed that assertion by the IRS. On October 17, 2005, we entered into three settlement agreements with the IRS, under which we made a one-time cash payment in the aggregate amount of $3.5 million in full settlement of all claims made by the IRS. We did not admit any liability or wrongdoing in connection with the settlement. The IRS settlement payments were recorded as an additional income tax expense for the quarter ended September 30, 2005.

The trustee of the Manitowoc, Wisconsin Series C Bonds currently holds indenture account funds in the amount of approximately $1.8 million which are the subject of conflicting claims by the Bank and the issuer of the Manitowoc Series C Bonds. On February 22, 2006, the trustee filed a Petition as Trustee for Instructions in the Administration of a Trust in a special statutory proceeding in the District Court of Ramsey County, Minnesota seeking a court determination on whether such funds should be remitted to the Bank or to the issuer of the Manitowoc Series C Bonds. We believe our claim to these funds is superior to the issuer’s claim and intend to continue asserting such claim in the current proceeding.

In separate but related matters, we recovered an aggregate of $4.6 million in settlement of claims we made against other participants in the Series C Bond transactions. These recoveries were recorded as an offset to other expenses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2005. Our shareholders approved the Merger at a special shareholders’ meeting held on January 25, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq National Market under the symbol “GLDB.”

Information relating to market prices of common stock and cash dividends declared on our common stock is set forth in the table below.

	Market Price
	High	Low	Cash Dividends
2004 Quarters
First	$16.34	$13.15	$0.03
Second	16.55	15.00	0.03
Third	16.01	13.47	0.03
Fourth	15.25	13.00	0.03
2005 Quarters
First	$14.77	$13.56	$0.03
Second	14.84	13.16	0.05
Third	15.35	14.50	0.05
Fourth	18.65	14.49	0.05

During the fourth quarter of 2005, we purchased 129,000 shares of our common stock under our announced share repurchase program.

As of March 13, 2006, there were approximately 603 holders of record of our common stock.

Our Board of Directors met on February 22, 2006 and declared a dividend of $0.05 per share for the fourth quarter of 2005. The dividend was paid on March 10, 2006 to holders of record as of March 4, 2006.

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

This selected consolidated information should be read in conjunction with our consolidated financial statements and notes included elsewhere in this annual report.

	At or for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Earnings
Net interest income	$122,056	$115,394	$118,054	$99,503	$89,083
Provision for loan losses	9,713	5,895	13,064	19,420	15,314
Non-interest income	56,532	39,319	41,558	45,487	31,674
Non-interest expense (1)	89,555	118,294	100,102	88,455	78,645
Income taxes	31,181	10,886	13,644	11,372	3,982
Net earnings from continuing operations,
net of tax	48,139	19,638	32,802	25,743	22,816
Net earnings (loss) from discontinued
operations, net of tax	—	(551)	(3,392)	474	465
Net earnings	48,139	19,087	29,410	26,217	23,281

Financial Position
Total assets	$4,179,144	$4,330,376	$4,322,625	$3,814,276	$3,017,508
Loans receivable, net	3,116,157	2,684,592	2,776,732	2,671,778	2,124,973
Allowance for loan losses	35,334	32,108	34,017	33,439	26,097
Goodwill and other intangibles, net	33,837	35,820	36,568	37,917	34,637
Investment securities	752,548	916,021	986,084	736,085	588,778
Assets held for sale	—	387,510	204,973	—	—
Deposits	3,034,131	2,786,774	2,817,274	2,716,556	2,163,866
Long-term borrowings	570,675	661,534	631,526	548,824	416,366
Subordinated debt	116,599	116,599	114,851	115,691	114,302
Liabilities held for sale	—	350,186	347,169	—	—
Stockholders’ equity	277,445	270,384	249,717	227,774	164,540

Per Share Data
Net earnings per share from continuing
operations—basic	$1.28	$0.50	$0.86	$0.76	$0.66
Net earnings per share from continuing
operations—diluted	1.26	0.50	0.86	0.76	0.66
Net earnings (loss) from discontinued
operation per share—basic and diluted	—	(0.01)	(0.09)	0.02	0.01
Net earnings per share—basic	1.28	0.49	0.77	0.78	0.67
Net earnings per share—diluted	1.26	0.49	0.77	0.78	0.67
Book value per share	7.29	6.73	6.28	5.77	4.85
Cash dividends declared	$0.18	$0.12	$0.12	$0.08	$0.08
Average shares outstanding	37,728	38,723	37,961	33,588	34,802

Ratios
Return on average assets	0.91%	0.45%	0.72%	0.77%	0.82%
Return on average equity	14.13%	7.13%	12.36%	14.25%	13.75%
Stockholders’ equity to total assets	6.64%	6.24%	5.78%	5.97%	5.46%
Dividend payout	14.28%	25.20%	16.05%	10.72%	12.15%
Net interest margin (2)	3.08%	2.94%	3.13%	3.33%	3.57%
Allowance for loan losses to non-
performing loans	171.06%	204.60%	105.08%	210.75%	113.42%
Non-performing assets to total assets	0.58%	0.45%	0.90%	0.58%	1.08%
Non-performing loans to total loans (4)	0.66%	0.51%	1.07%	0.58%	1.06%
Net loan charge-offs to average loans (4)	0.13%	0.20%	0.41%	0.44%	0.78%
Efficiency ratio (3)	64.90%	66.48%	59.24%	56.16%	64.84%

Capital Ratios
Tier 1 risk-based capital ratio	9.53%	9.32%	8.87%	8.61%	7.76%
Total risk-based capital ratio	11.15%	11.08%	10.78%	11.02%	11.35%
Leverage ratio	8.44%	7.75%	7.01%	6.96%	6.20%

(1)	Includes losses and expenses resulting from misapplication of bank funds, net of recoveries, of ($1,868), $136, and $1,099 for 2003, 2002, and 2001, respectively.
(2)	Net interest margin is on a fully tax-equivalent basis.
(3)	Efficiency ratio is calculated as follows: Non-interest expense less qui tam settlement, discontinued operation and prepaid offering costs written off; divided by the sum of net interest income before provision for loan losses plus non-interest income less discontinued operation, gain on branch sales and bond impairment.
(4)	Total and average loans include loans within the assets held for sale at December 31, 2004 and 2003.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to thereto included elsewhere in this annual report.

Overview

We are a financial services holding company that has grown from the acquisition of a single bank with $2.9 million in assets in 1978 to $4.2 billion in assets as of December 31, 2005. We consider ourselves a “Super Community Business Bank” with the scale, geographic reach, expertise and service orientation needed to deliver, in a highly personalized and effective manner, all of the financial services desired by our targeted customer base. Our principal business banking customers are small and mid-sized businesses and real estate developers and investors that are typically local owner-operators. In addition, we have placed increasing emphasis on personal and private banking as well as managing the investment assets of these businesses, their owner-operators and employees, as well as other individuals with significant investable assets.

Our strategy is to concentrate on Metropolitan Statistical Areas (MSA’s) with attractive income and growth demographics. Since 2001, we have acquired or established 11 branches in high-growth metropolitan markets. Also during this time period, we sold 27 branches in rural Kansas and Oklahoma, with 11 of those branches being sold in 2004 and five of those branches sold in 2005.

We used the equity and capital strength derived from these transactions to support organic growth as well as open de novo branches in Johnson County, Kansas, the counties of Manatee, Charlotte, Sarasota and Hillsborough in Florida and the faster growing parts of Jackson County, Missouri. We have the second largest deposit market share in Johnson County, Kansas which is the third fastest growing county in the country and represents 38% of our franchise as of December 31, 2005. Johnson County, Kansas is also the most affluent county in Kansas with an average household income of $88,369 and with more than 69% of households having an income of more than $50,000. The four county area we serve in Florida has experienced a 9.7% increase in households since 2000. The average household income for the four counties we serve in Florida is $61,406 which is well above the state and national average. (The source for all demographic data is Claritas, Inc.).

To ensure that our management team’s incentives were properly aligned with achieving these objectives and thus the interests of our stockholders, we restructured our long-term compensation programs to award significant amounts of restricted stock. The restricted stock and all outstanding options became fully vested on January 25, 2006 when our stockholders voted to approve the Merger.

We emphasize commercial and real estate lending in each of our metropolitan markets and have enjoyed strong loan demand, attractive yield opportunities and high asset quality in our lending activities. Even though we sold 11 branches in 2004 with loans of $216.6 million and five branches in 2005, with loans of $346.0 million, our commercial loans increased by $68.5 million and our combined real estate and real estate construction loans as of December 31, 2005 increased by $40.3 million as compared to 2004. We also produced $126.4 million in loan growth during the last quarter of 2005.

We have also seen an improvement in net interest margin. We have been well positioned to benefit from the rising interest rate environment due to the sensitivity of our loan portfolio to rising rates. Our net interest margin increased 14 basis points in 2005.

Our non-performing loans increased by $5.0 million in 2005, and our provision for loan losses increased by 64.8%, from $5.9 million in 2004 to $9.7 million in 2005.

Our Board of Directors met on February 22, 2006 and declared a dividend of $0.05 per share for the fourth quarter of 2005. The dividend was paid on March 10, 2006 to holders of record as of March 4, 2006.

Increasing Retail Deposits. We reduced our brokered deposits from $536.6 million as of December 31, 2004, to $326.2 million as of December 31, 2005, while decreasing our FHLB and other long-term borrowings by $90.9 million. We concentrated on aggressively seeking deposits in 2005 in Johnson County, Kansas and Manatee County, Florida where we have the second and third largest market shares in deposits, respectively, as well as in our other metropolitan markets. While the funding costs for attracting these additional retail deposits was somewhat higher than brokered deposits, we emphasized this source of funding to provide the liquidity needed for our growth, and allow us additional cross-selling opportunities for all our products.

Increasing Our Efficiency. We have taken significant steps to reduce our operating expenses, which resulted in an improvement in our efficiency ratio, which was 64.9% as of December 31, 2005. To this end, we have consolidated our Florida and Oklahoma banking charters into Gold Bank-Kansas, which is now known simply as Gold Bank. This consolidation enabled us to achieve greater centralization of management and administrative functions, including data processing, human resources, internal audits, loan administration and regulatory compliance. These efforts included the ongoing centralization of operations at our services center in Overland Park, Kansas and a company-wide conversion to common information management and processing platforms for both loans and deposits.

Increasing Emphasis on Asset Management. We added private banking services to our traditional personal banking and asset management services. The investment assets managed for our customers grew by 6.5% last year.

Investment Portfolio. We held $752.5 million in investment securities in our portfolio as of December 31, 2005. The composition of our investment portfolio as of December 31, 2005 was 62.0% U.S. Government sponsored enterprise obligations, 3.5% state and municipal securities, 22.6% mortgage-backed securities, 0.3% trading securities and 11.6% other securities which are primarily trust preferred pools and individual trust preferred securities. The average maturity of these securities is approximately 4.2 years, or 2.9 years excluding trust preferred securities. Held-to-maturity securities total $380.7 million and available-for-sale securities total $369.2 million. We believe that the amount of securities in the held-to-maturity category provides desirable insulation to our tangible equity level in a rising interest rate environment and fits our balance sheet needs.

We implemented a strategy in the fourth quarter of 2004 to sell $38.5 million of non-asset-backed Fannie Mae and other investments, which resulted in losses of $0.5 million. We also recorded a $10.8 million impairment charge primarily related to the write down on three high-yield investments discussed in “Legal Proceedings – Multifamily Housing Bond Settlement.” There are no remaining high-yield securities in our portfolio.

Share Repurchases. During the first three quarters of 2005, we purchased $32 million of our common stock pursuant to stock repurchase programs previously authorized by our Board of Directors. During the fourth quarter of 2005 we purchased $1.9 million of our common stock under a new program initiated in October of 2005.

Dividends. We increased our quarterly dividend in the second quarter of 2005 from $.03 to $.05 per share.

Earnings Drivers

Our net earnings depend upon the combined results of operations of Gold Bank, which conducts commercial and consumer banking business by attracting deposits from the general public and deploying those funds in earning assets, and our non-bank subsidiaries, each of which generates income from management fees and commissions.

Gold Bank’s profitability depends primarily on net interest income, which is interest income on interest-earning assets less interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities and other earning assets such as Federal Funds sold. Interest-bearing liabilities include customer deposits, time and savings deposits and other borrowings such as Federal Funds purchased, short-term borrowings and long-term debt, including junior subordinated deferrable interest debentures. Besides the balances of interest-earning assets and interest-bearing liabilities, net interest income is affected by the Bank’s interest rate spread. This spread is the difference between the Bank’s average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by changes in interest rates, deposit flows and loan demand, among other factors.

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

Our approach to management of the spread between interest income and interest expense is described below under “Results of Operations.”

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of our accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in Note 1 to the consolidated financial statements included elsewhere in this annual report. Critical accounting policies are both important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Impairment of Goodwill Analysis. As required by the provisions of Financial Accounting Standards Board ("FASB") Statement No. 142, ” Goodwill and Other Intangible Assets”, we review goodwill for impairment at least annually or more frequently based upon facts and circumstances related to a particular reporting unit. Based upon our most recent analysis as of December 31, 2005, our goodwill related to our Gold Bank subsidiary is not impaired.

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

Deferred Income Taxes. FASB Statement No. 109, “Accounting for Income Taxes, ” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns related to deferred income. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences due to IRS or state agency examination or other factors could materially impact our financial position or results of operations.

Derivatives. We have entered into interest rate swap agreements to hedge certain variable-rate prime-based loans. We pay a variable rate of interest on the interest rate swaps tied to prime and receive a fixed rate of interest. The swaps are designated as cash flow hedges. Before undertaking the hedges, management formally documents its risk management objectives, strategy and the relationship between the interest rate swap agreements and the hedged variable-rate prime-based loans. At the inception of the hedges and on an ongoing basis, management assesses whether the hedging relationship is expected to be highly effective in offsetting interest rate risk. The formula for computing net settlements under the swaps is the same for each net settlement, and the re-pricing dates of the swaps match those of the variable-rate loans on which the hedged transactions are based. The swaps are recorded in our consolidated financial statements at their fair values. To the extent these hedges are effective, the mark to market adjustments are recorded in Accumlated Other Comprehensive Income. Ineffectiveness is recognized in earnings.

Results of Operations

Overview. Our net earnings from continuing operations for the year ended December 31, 2005 totaled $48.1 million, or $1.28 per basic share and $1.26 per diluted share. Net earnings from continuing operations for the year ended December 31, 2004 totaled $19.6 million, or $0.50 per basic and diluted share. Net earnings from continuing operations for the year ended December 31, 2003 totaled $32.8 million, or $0.86 per basic and diluted share.

The $28.5 million increase in net earnings from continuing operations in 2005 was the result of increased net interest income of $6.7 million, offset by an increase in the provision for loan losses of $3.8 million. We also had an increase in other income of $17.2 million, which was accompanied by a decrease in non-interest expense of $28.7 million. Income tax expense in 2005 also increased $20.3 million.

We experienced a $13.2 million decrease in net earnings from continuing operations in 2004, primarily as the result of increased non-interest expenses of $18.2 million, which included $16.5 million for settlement of qui tam litigation and prepaid offering costs that were expensed due to refinancing of subordinated debt. In addition, in 2004 there was a net decrease in non-interest income of $2.2 million which was comprised mainly of a change of $13.2 million in realized losses on investment securities offset by a change of $14.8 million in the gain on branch sales. We also had a decrease in the provision for loan losses of $7.2 million, a decrease in net interest income of $2.7 million and a decrease in income taxes of $2.8 million.

During the year ended December 31, 2005, we sold five branches in Oklahoma with aggregate deposits of $332.6 million and recorded a gain of $34.4 million on the transaction.

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

Net Interest Income. The following table presents our average balances, interest income and expense on a tax equivalent basis, and the related yields and rates on major categories of our interest-earning assets and interest-bearing liabilities for the periods indicated on a fully taxable equivalent basis:

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid
	(Dollars in thousands)
Assets:
Loans and loans held for sale, net(1)	$3,108,221	$206,585	6.65%	$2,920,149	$166,098	5.69%	$2,864,052	$170,526	5.95%
Investment securities-taxable	762,317	27,936	3.66%	921,810	32,235	3.50%	783,330	30,043	3.84%
Investment securities-nontaxable(2)	23,334	1,112	4.77%	42,511	5,440	12.80%	75,619	8,751	11.57%
Other earning assets	75,131	2,727	3.63%	99,247	2,170	2.19%	98,325	1,921	1.95%

Total earning assets	3,969,003	238,360	6.01%	3,938,717	205,943	5.17%	3,821,326	211,241	5.53%

Noninterest-earning assets	261,427			262,154			276,313

Total assets	$4,230,430			$4,245,871			$4,097,639
Liabilities and stockholders’ equity:
Savings deposits and interest-
bearing checking	$953,388	$20,801	2.18%	$846,004	$8,927	1.06%	$914,915	$10,187	1.11%
Time deposits	1,800,200	58,976	3.28%	1,885,656	50,117	2.66%	1,693,859	49,041	2.90%
Short-term borrowings	129,209	2,211	1.71%	133,179	1,484	1.11%	144,845	1,930	1.33%
Long-term borrowings	705,189	34,032	4.83%	746,977	28,214	3.78%	773,679	30,499	3.94%

Total interest-bearing liabilities	3,587,986	116,020	3.23%	3,611,816	88,742	2.46%	3,527,298	91,657	2.60%

Non-interest-bearing liabilities	370,782			366,289			332,371
Stockholders’ equity	271,662			267,766			237,970

Total liabilities and
stockholders’ equity	$4,230,430			$4,245,871			$4,097,639

Net interest income(3)		$122,340			$117,201			$119,584

Net interest spread			2.77%			2.71%			2.93%

Net interest margin(4)			3.08%			2.94%			3.13%

(1)	Non-accruing loans, loans held for sale and investments are included in the computation of average balance.
(2)	Yield is adjusted for the tax effect of tax exempt securities and loans. The tax effects in 2005, 2004, and 2003 were $(284,000), $1,807,000, and $1,534,000, respectively.
(3)	We include loan fees and costs in interest income. Such fees, net of costs, totaled $1,616,000, $1,225,000, and $2,480,000, in 2005, 2004, and 2003, respectively.
(4)	The net interest margin on average earning assets is the net interest income divided by average interest-earning assets.

Total Interest Income. For 2005, total interest income increased $32.4 million, or 15.7%, on a fully taxable equivalent basis. The $32.4 million increase was the result of an increase in the rates of earning assets. The increase was an 84 basis point increase in the average rate earned on earning assets. Interest income on loans increased $40.5 million, or 24.4%. For 2005, the average loan balance increased $188.1 million, or 6.4%, and the yield earned on loans increased from 5.69% in 2004 to 6.65% in 2005. Interest income on investments decreased $8.6 million, or 22.8%. For 2005, the average investment balance (taxable and non-taxable) decreased $178.7 million, or 18.5%. Interest income on non-taxable investments was negatively impacted by the settlement of various bond investments that had previously been recorded as tax-free which were transferred to taxable investments.

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

Total Interest Expense. Total interest expense was $116.0 million for 2005 compared to $88.7 million for 2004, a 30.7% increase. Interest expense on savings and interest-bearing checking for 2005 increased $11.9 million, or 133.0%, as a result of an increase in the average rate to 2.18% in 2005 compared to 1.06% in 2004. The increase in the rate was also accompanied by a $107.4 million increase in the average balance from 2004. Interest expense on time deposits increased $8.9 million, or 17.7%, primarily as a result of an increase in the average rate to 3.28% compared to 2.66% for 2004, which was partially offset by a decrease in the average balance of such deposits of $85.5 million, or 4.5%. Interest expense on combined short-term and long-term borrowings increased $6.5 million, or 22.0%, primarily as a result of an increasein the average rates paid in 2005 compared to 2004.

Total interest expense was $88.7 million for 2004 compared to $91.7 million for 2003, a 3.2% decrease. Interest expense on savings and interest-bearing checking for 2004 decreased $1.3 million, or 12.4%, as a result of a decrease in the average rate to 1.06% in 2004 compared to 1.11% in 2003. The decrease was also impacted by a $68.9 million decrease in the average balance from 2003. Interest expense on time deposits increased $1.1 million, or 2.2%, in spite of a decrease in the average rate to 2.66% compared to 2.90% for 2003, which was more than offset by an increase in the average balance of such deposits of $191.8 million, or 11.3%. Interest expense on combined short-term and long-term borrowings decreased $2.7 million, or 8.4%, primarily as a result of a decrease in the average balance of such borrowings of $38.4 million, or 4.2%, in 2004 compared to 2003. In addition, there was a decline in the average rate on short-term borrowings from 1.33% in 2003 to 1.11% in 2004. Average interest rates on long-term borrowings declined as well from 3.94% in 2003 to 3.78% in 2004.

Net Interest Income. As a result of the changes described above on a fully taxable equivalent basis, net interest income increased $5.1 million, or 4.4%, for 2005 compared on a fully taxable equivalent basis to 2004. Net interest income decreased $2.4 million, or 2.0%, for 2004 compared to 2003.

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

	Year Ended December 31,
	2005 compared to 2004			2004 compared to 2003
	Volume	Rate	Total Changes	Volume	Rate	Total Changes
	(Dollars in thousands)
Interest Income:
Loans(1)	$10,701	$29,786	$40,487	$3,340	$(7,768)	$(4,428)
Investment securities-taxable	(5,577)	1,278	(4,299)	5,311	(3,119)	2,192
Investment securities-non-taxable	(2,454)	(1,874)	(4,328)	(3,832)	521	(3,311)
Other earning assets	(527)	1,085	558	18	231	249

Total interest income	2,143	30,275	32,418	4,837	(10,135)	(5,298)

Interest expense:
Savings deposits and	1,133	10,741	11,874	(767)	(493)	(1,260)
interest-bearing checking
Time deposits	(2,271)	11,130	8,859	5,553	(4,477)	1,076
Short-term borrowings	(44)	771	727	(155)	(290)	(445)
Long-term borrowings	(1,578)	7,397	5,819	(1,053)	(1,233)	(2,286)

Total interest expense	(2,760)	30,039	27,279	3,578	(6,493)	(2,915)

Increase (decrease) in net interest income	$4,903	$236	$5,139	$1,259	$(3,642)	$(2,383)

(1)	We include loan fees and costs in interest income. Such fees, net of costs, totaled $1,616,000, $1,225,000,and $2,480,000 in 2005, 2004, and 2003, respectively.

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

The provision for loan losses was $9.7 million for 2005 compared to $5.9 million for 2004, or a 64.8% increase. The provision for 2005 primarily reflects allowances for several commercial loans, each under $1 million, which were deemed to be non performing and under-secured. During 2005, gross loans, excluding mortgage loans held for sale, increased $88.8 million or 2.9%. During 2005, $346.0 million in loans were sold with the sale of five Oklahoma branches. Gross loan growth net of branch sales was $393.3 million or 12.7%. The majority of the loan growth occurred in the real estate and commercial loan portfolios.

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

Non-Interest Income. The following table presents the components of our non-interest income for the years indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Gain on sale of branch facilities	$34,420	$20,574	$5,738
Service fees	12,475	15,618	17,626
Trust fees	4,564	4,249	3,721
Bank-owned life insurance	3,796	3,766	3,717
Investment trading fees and commissions	1,719	2,824	5,004
Net gains on sales of mortgage loans	1,295	1,447	2,746
Other income	488	1,097	1,129
Gain on sale of credit card portfolio	—	1,156	—
Unrealized gains (losses) on securities	(239)	(53)	30
Realized gains (losses) on securities	(1,986)	(11,359)	1,847

Total non-interest income	$56,532	$39,319	$41,558

Non-interest income as a percentage of average total assets	1.34%	0.93%	1.01%

Non-interest income was $56.5 million for 2005 compared to $39.3 million for 2004, a 43.8% increase. Gain on sale of branches increased from $20.6 million in 2004 to $34.4 million in 2005, which was related to the sale of more branches in 2005 than in 2004. Service fees decreased $3.1 million primarily as a result of the sale of branches. Investment trading fees and commissions decreased $1.1 million as a result of declining activity in the bond market. Gains on the sales of mortgage loans decreased $0.2 million, or 10.5%, in 2005 due to increased activity in mortgage refinancing and subsequent sales to the secondary market. Realized and unrealized losses on securities decreased from an $11.4 million loss in 2004 to a $2.2 million loss in 2005. Trust fees increased by $0.3 million due to increased marketing of trust services and the revenues derived from the George K. Baum acquisition. Other income decreased by $0.6 million primarily due to a decrease in the gain on sale of bank premises and equipment.

Non-interest income was $39.3 million for 2004 compared to $41.6 million for 2003, a 5.4% decrease. Service fees declined $2.0 million due primarily to a $2.3 million decrease in deposit account service charges partially offset by an increase in underwriting and other fees. Investment trading fees and commissions declined by $2.2 million due to declining activity in managed assets. Gains on the sale of mortgage loans decreased $1.3 million, or 47.3%, in 2004 due to the decreased activity in mortgage refinancing and subsequent sales to the secondary market. Realized and unrealized gains on securities changed from a gain of $1.9 million in 2003 to a loss of $11.4 million in 2004. The loss in 2004 was primarily the result of a $10.8 million write-down on three high yield investments that we determined to be impaired. We also implemented a strategy in the fourth quarter to sell certain low yield investments, which resulted in losses of $0.5 million. The largest item of non-interest income was derived from the sale of branch facilities, which resulted in gains of $20.6 million compared to $5.7 million in 2003. During 2004, we also sold our credit card portfolio which resulted in a gain of $1.2 million. Trust fees increased by $0.9 million in 2004 due to higher activity in the asset management area of the trust company. Other income decreased by $0.4 million.

Non-Interest Expense. The following table presents the components of our non-interest expense for the years indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Salaries and employee benefits	$47,411	$50,683	$52,044
Net occupancy expense	8,222	7,316	7,652
Depreciation expense	6,974	6,505	6,653
Data processing	6,503	8,131	8,214
Professional services	6,023	6,384	5,697
Marketing and advertising	2,196	2,995	2,735
Postage, delivery and supplies	1,955	2,651	3,306
Telephone	1,848	1,921	2,076
Loan and real estate owned expenses	1,686	2,051	2,235
Contribution to the Greater KC Community Foundation	1,500	—	—
Travel	1,318	1,219	1,258
Regulatory assessments and taxes	855	1,575	1,278
Core deposit intangible amortization	751	751	751
Insurance	728	776	707
Other expenses	474	3,163	6,057
Dues and subscriptions	471	518	592
Directors’ fees and expenses	320	525	579
Amortization of prepaid offering expenses	203	3,365	136
Acquisition expenses	117	1,265	—
Expenses for the settlement of qui tam litigation, net	—	16,500	—
Recoveries of previous expenses resulting from misapplication
of bank funds	—	—	(1,868)

Total non-interest expense	$89,555	118,294	$100,102

Efficiency ratio	64.90%	66.48%	59.24%

Total non-interest expense was $89.6 million for 2005 compared to $118.3 million for 2004, a 24.3% decrease. The biggest change was the result of $16.5 million in expenses related to the settlement of the qui tam litigation in 2004 with no expenses related to this in 2005. This decrease is also partially the result of decreases in salaries and employee benefits of $3.3 million, offset by increases in occupancy expenses of $0.9 million. The decrease in salaries is due to the sale of branches and the increase in occupancy is directly due to the opening of new branch facilities and the opening of our new service center. Data processing expenses decreased $1.6 million due to sales of branches. Professional services decreased from $6.4 million to $6.0 million.

Total non-interest expense was $118.3 million for 2004 compared to $100.1 million for 2003, an 18.2% increase. Settlements and other expenses associated with the qui tam lawsuit amounted to $16.5 million in 2004. Salaries and employee benefits decreased $1.4 million due to branch sales. Occupancy expenses decreased $0.3 million as a result of the sale of branch facilities. Depreciation remained fairly constant with a slight reduction of $0.1 million. Professional services increased from $5.7 million to $6.4 million due to an increase of $0.5 million in legal fees and an increase of $0.4 million in consulting fees offset by a decrease of $0.2 million in accounting fees. These increases were attributable, among other things, to Sarbanes-Oxley compliance and the qui tam litigation. Amortization of prepaid offering expenses increased $3.2 million due to the calling of our trust preferred debt issuances. Postage, delivery and supplies declined $0.7 million primarily due to the reduced number of branches. Acquisition expenses were incurred in 2004 related to a proposed acquisition that was not consummated. Other expenses decreased due to a change from miscellaneous net recoveries to net losses, swap expenses in 2003, a decline in automobile expenses and a decline in investor relations expenses.

Income Tax Expense. Income tax expense was $31.2 million for 2005 compared to $10.9 million for 2004, a $20.3 million, or 186.4% increase. Income tax expense was $10.9 million for 2004 compared to $13.6 million for 2003, a $2.8 million, or 20.2%, decrease. The effective tax rates for 2005, 2004 and 2003 were 39.3%, 35.7% and 29.4%, respectively. The 2005 effective rate increased from 2004 due primarily to a decline in tax-exempt securities interest. On October 17, 2005, the Bank entered into three settlement agreements with the IRS arising from the Bank’s purchase of $14.2 million in multifamily housing revenue bonds in 2001 and 2002. The Bank made a one-time $3.5 million cash payment in full settlement of all claims made by the IRS. The payment is reflected as additional income tax expense in 2005. The 2003 effective tax rates differ from the expected rate of 35% due primarily to the non-taxable income recorded from our investment in bank-owned life insurance policies and multi-family housing revenue bonds that were recorded at the time as tax-exempt securities.

Discontinued Operation. During 2002 and 2003, CompuNet Engineering, Inc. did not earn a majority of its revenue from providing services to financial institutions. As a result, we were required under the Bank Holding Company Act to divest our interest in CompuNet. On January 15, 2004, we entered into a letter of understanding for the sale of our interest in CompuNet. This sale closed on February 4, 2004. We recorded a net loss from this discontinued operation of $0.6 million in 2004, $3.4 million in 2003 and net income of $0.5 million in 2002. The 2003 loss included impairment charges of $4.1 million to reduce the carrying value of CompuNet’s net assets (primarily goodwill) to estimated fair values.

Financial Condition

Lending Activities

Commercial Loans. Commercial loans were $976.7 million as of December 31, 2005, or 30.9% of total loans, as compared to $908.3 million as of December 31, 2004, or 29.2% of total loans. This increase of $68.5 million, or 7.5%, can be attributed to a continued increase in market share in the Kansas City metro area and contributions from our expansion into the Sarasota and Tampa, Florida markets.

Real Estate Construction. Real estate construction loans totaled $1,058.8 million at December 31, 2005, or 33.5% of total loans, as compared to $792.1 million at December 31, 2004, an increase of $266.7 million, or 33.7%. This increase primarily reflects the continued increase in residential and commercial construction activity in Johnson County, Kansas, as well as an increased presence in our Florida market area.

Real Estate Loans. Real estate loans represent the largest class of our loans. We categorize real estate loans as follows:

•	Commercial. Commercial real estate loans decreased to $909.0 million at December 31, 2005 compared to $1,086.2 million at December 31, 2004, a decrease of $177.2 million, or 16.3%. This decrease was due primarily to the sale of the five Oklahoma branches.

•	1 to 4 Family Residential. Residential real estate loans totaled $146.2 million at December 31, 2005, compared to $186.0 million at December 31, 2004, a decrease of $39.8 million, or 21.4%. Loans in this category consist primarily of owner-occupied residential loans. This decrease is due to the sale of loans held in our portfolio and to significant decline in refinancing activity due to the upward trend in interest rates in the home mortgage market.

•	Agricultural. This category consists of loans secured by agricultural real estate. Agricultural real estate loans totaled $23.5 million at December 31, 2005, compared to $33.0 million at December 31, 2004, a decrease of $9.5 million, or 28.8%. This decrease in loans corresponds with a similar decrease in agricultural loans (discussed below) as the bank sold several of its rural bank locations and the agricultural real estate loans that were included in their asset base.

•	Mortgage Loans Held for Sale. Mortgage loans held for sale represent residential loans intended to be sold to secondary investors and in the process of being delivered. Mortgage loans held for sale totaled $7.9 million at December 31, 2005, compared to $5.7 million at December 31, 2004, an increase of $2.2 million, or 37.2%. This increase was the result of the timing of the sale of individual loans.

Agricultural Loans. Agricultural loans are typically made to farmers, small corporate farms, and feed and grain dealers. Agricultural loans were $13.1 million as of December 31, 2005, as compared to $62.8 million as of December 31, 2004, a decrease of $49.7 million, or 79.2%. Agricultural loans as a percent of total loans decreased from 2.0% in 2004 to 0.4% in 2005. The decrease in agricultural loans was due to management’s decision to sell rural branches and the agricultural loans that were included in their asset base.

As of December 31, 2005, we had approximately $5.9 million of agricultural loans that were guaranteed by the FSA. Approximately $3.0 million of such loans were part of the FSA’s interest assistance program, pursuant to which the FSA pays us 400 basis points of interest payments annually. During 2005 we sold five Oklahoma branches, which originated FSA loans. All FSA guaranteed loans were retained in the sale and are managed from our Enid, Oklahoma Loan Production Office ("LPO"). Currently, we do not plan to make any new FSA guaranteed loans to borrowers that are not existing customers of Gold Bank.

During the first quarter of 2005, we submitted approximately $0.3 million of claims to the FSA for interest assistance payments due to Gold Bank on FSA guaranteed loans (substantially all of which was recognized in 2004). The FSA denied our claims on the grounds that our certifications submitted with such claims were not in the form required by its regulations. We disputed the FSA’s denial of our claims for payments due and we have appealed its administrative decision.

For a discussion of pending litigation related to our FSA loan program, see Item 3 “Legal Proceedings.”

Consumer and Other Loans. Loans classified as consumer and other loans include automobile and other personal loans. The majority of these are installment loans with fixed interest rates. Consumer and other loans were $24.1 million as of December 31, 2005, compared to $31.8 million as of December 31, 2004, a decrease of $7.7 million, or 24.0%. Consumer and other loans represented 0.8% of total loans as of December 31, 2005, a decrease from 1.0% as of December 31, 2004.

The following table presents the balance of each major category of our loans as of December 31 of each year.

	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Commercial	$976,748	30.92%	$908,287	29.25%	$893,317	29.61%	$816,542	29.91%	$629,572	29.12%
Real estate construction	1,058,847	33.52%	792,063	25.50%	656,163	21.75%	357,351	13.09%	203,785	9.42%
Real estate(1)	1,078,696	34.14%	1,305,186	42.03%	1,293,942	42.88%	1,300,940	47.64%	1,008,694	46.65%
Mortgage loans held for
sale	7,851	0.25%	5,724	0.18%	5,883	0.20%	25,134	0.92%	11,335	0.52%
Agricultural	13,078	0.41%	62,774	2.02%	113,641	3.77%	159,950	5.86%	196,612	9.09%
Consumer and other
loans	24,122	0.76%	31,754	1.02%	53,975	1.79%	70,434	2.58%	112,407	5.20%

Total loans	3,159,342	100.00%	3,105,788	100.00%	3,016,921	100.00%	2,730,351	100.00%	2,162,405	100.00%
Less loans held for sale			383,364		200,289

Total	$3,159,342		$2,722,424		$2,816,632		$2,730,351		$2,162,405

(1)	Includes commercial real estate loans, agricultural real estate loans and 1 to 4 family residential real estate loans.

The following table sets forth the re-pricing of our portfolio loans and the amount of loans with predetermined interest rates and floating rates outstanding as of December 31, 2005

	0-3 Months(1)	4 Months to 12 Months	Over 1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)

Commercial	$644,919	$89,365	$229,054	$13,410	$976,748
Real estate construction	928,283	27,628	102,936	—	1,058,847
Real estate	358,739	155,319	492,359	72,279	1,078,696
Mortgage loans held for sale	515	—	—	7,336	7,851
Agricultural loans	9,151	1,040	2,333	554	13,078
Consumer and other loans	7,322	5,005	8,969	2,826	24,122

Total Loans	$1,948,929	$278,357	$835,651	$96,405	$3,159,342

(1)	Loans repricing in 3 months or less exclude loans held for sale.

As of December 31, 2005, loans re-pricing after one year include approximately $706 million in fixed rate loans and $226 million in floating or adjustable rate loans.

Asset Quality. We follow regulatory guidelines in placing loans on a non-accrual basis and place loans with doubtful principal repayment on a non-accrual basis, whether current or past due. We consider non-performing assets to include all non-accrual loans, other loans 90 days or more past due as to principal and interest, other real estate owned (“OREO”) and repossessed assets. We do not return a loan to accrual status until it is brought current with respect to both principal and interest and future principal payments are no longer in doubt. When a loan is placed on non-accrual status, any previously accrued and uncollected interest income is reversed against current income. We would have recorded additional interest in the amounts of $1.7 million, $1.5 million and $1.5 million, for the years ended December 31, 2005, 2004, and 2003, respectively, if non-accrual loans had been current during these periods. Restructured and impaired loans, other than non-accrual loans, are considered insignificant for all years presented.

Our non-performing assets are summarized in the following table:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans:
Non-accrual loans	$20,305	$15,100	$23,131	$15,077	$17,737
Loans past due 90 days or more and still accruing	351	593	9,239	790	5,270

Non-performing loans	20,656	15,693	32,370	15,867	23,007
Other assets	15	137	300	4,366	5,288
Foreclosed assets held for sale	3,634	3,737	6,362	1,993	4,217

Non-performing assets	$24,305	$19,567	$39,032	$22,226	$32,512

Non-performing loans as a percentage of total loans
(excluding mortgage loans held for sale)	0.66%	0.51%	1.07%	0.58%	1.06%

Non-performing assets as a percentage of total assets	0.58%	0.45%	0.90%	0.58%	1.08%

Non-performing assets as a percentage of total loans and OREO
(excluding mortgage loans held for sale)	0.77%	0.63%	1.29%	0.81%	1.50%

Non-performing loans increased to $20.6 million as of December 31, 2005 as compared to $15.7 million at December 31, 2004. This increase reflects the inclusion of a $2.7 million non-accrual church loan and a $1.1 million residential non-accrual loan. Both loans were repaid in full in 2006.

Allowance for Loan Losses. Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral in the case of a collateralized loan, among other things. Management maintains an allowance for loan losses based on industry standards, management’s experience, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable loan losses.

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

The allowance for loan losses on December 31, 2005 totaled $35.3 million, or 1.12% of outstanding loans, compared to $32.1 million, or 1.03% of outstanding loans, at December 31, 2004. The increase in our allowance for loan losses during 2005 reflects the increase in our loan portfolio and additional allowance to support perceived collateral coverage shortfall on non-performing loans. Our non-performing loans as a percentage of our total loans increased from 0.51% at December 31, 2004 to 0.66% at December 31, 2005. Charge-offs were $5.1 million, recoveries were $1.0 million and provisions charged to expense were $9.7 million in 2005.

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

The following table sets forth activity in our allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Total net loans outstanding at the end of the
year (including loans and mortgage loans
held for sale)	$3,159,342	$3,073,680	$2,982,904	$2,696,912	$2,136,308

Average net loans outstanding during the year	3,108,221	2,885,974	2,829,594	2,391,261	1,965,761

Allowance for loan losses, beginning of the year	32,108	34,017	33,439	26,097	26,180
Charge-offs:
Commercial	3,783	3,973	8,780	6,842	13,101
Real estate
Commercial	242	556	355	1,596	448
Construction	347	1,221	1,102	1,202	16
One to four family residential	259	292	709	858	584
Agricultural	39	52	184	1,212	817

Total real estate	887	2,121	2,350	4,868	1,865

Agricultural	210	150	1,380	828	658
Consumer and other	263	709	1,012	1,299	1,476

Total charge-offs	5,143	6,953	13,522	13,837	17,100

Recoveries:
Commercial	616	613	497	801	798
Real estate
Commercial	61	10	39	309	55
Construction	57	33	50	—	—
One to four family residential	55	52	59	15	105
Agricultural	—	19	3	27	16

Total real estate	173	114	151	351	176

Agricultural	36	138	72	203	210
Consumer and other	134	204	316	404	519

Total recoveries	959	1,069	1,036	1,759	1,703

Net charge-offs	4,184	5,884	12,486	12,078	15,397
Provision charged to operations	9,713	5,895	13,064	19,420	15,314
Adjustment for sale of credit card portfolio	—	(100)	—	—	—
Adjustments due to sold branches	(2,303)	(1,820)	—	—	—

Allowance for loan losses, end of year	$35,334	$32,108	$34,017	$33,439	$26,097

Ratios:
Allowance as a percentage of total gross loans	1.12%	1.03%	1.13%	1.23%	1.21%
Net charge-offs to average loans outstanding	0.13%	0.20%	0.41%	0.44%	0.78%
Allowance as a percentage of non-performing loans	171.06%	204.60%	105.08%	210.75%	113.42%

The following table sets forth the allocation of our allowance for loans losses among categories of loans and the percentage of each loan category to total loans outstanding (including loans held for sale) as of December 31, 2005, 2004 2003, 2002, and 2001:

	Dec. 31, 2005 Amount	Percent of Loans in Each Category to Total Loans	Dec. 31, 2004 Amount	Percent of Loans in Each Category to Total Loans	Dec. 31, 2003 Amount	Percent of Loans in Each Category to Total Loans	Dec. 31, 2002 Amount	Percent of Loans in Each Category to Total Loans	Dec. 31, 2001 Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)

Commercial	$15,000	30.92%	$12,682	29.25%	$10,584	29.61%	$11,408	29.91%	$7,598	29.12%
Real estate	9,786	33.52%	5,551	25.50%	6,477	21.75%	4,114	13.09%	2,459	9.42%
construction
Real estate	8,390	34.14%	11,726	42.03%	14,578	42.88%	14,976	47.64%	12,173	46.65%
Mortgage	76	0.25%	35	0.18%	295	0.20%	289	0.92%	137	0.52%
loans held
for sale
Agricultural	145	0.41%	1,160	2.02%	1,273	3.77%	1,841	5.86%	2,373	9.09%
Consumer and
other	1,937	0.76%	954	1.02%	810	1.79%	811	2.58%	1,357	5.20%

Total	$35,334	100.00%	$32,108	100.00%	$34,017	100.00%	$33,439	100.00%	$26,097	100.00%

The allocation percentages assigned to each category of loans have been developed based on an analysis of historical loss rates, specific reserves and general reserves. The amount of real estate construction loans increased as a result of significant activity in the major metropolitan areas Gold Bank serves. Agricultural loans decreased due to the sale of our rural branches.

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

The portfolio is comprised of available-for-sale securities, which includes U.S. Treasury securities, U.S. government sponsored enterprise obligations, state and municipal obligations, Federal Reserve Bank stock, FNMA stock, and Federal Home Loan Bank stock. The U.S. government sponsored enterprise obligations include Federal Home Loan Mortgage Corporation (“FHLMC”) notes, FNMA notes and mortgage-backed securities, Federal Home Loan Bank notes and Government National Mortgage Association (“GNMA”) mortgage-backed securities. As of December 31, 2005, the available-for-sale portfolio totaled $369.2 million, including a net unrealized loss of $9.1 million.

The portfolio is also comprised of held-to-maturity securities, which includes U.S. Treasury securities, U.S. government sponsored enterprise obligations, mortgage-backed securities, state and municipal obligations, and trust preferred securities. As of December 31, 2005, the held-to-maturity portfolio totaled $380.7 million and was carried at amortized cost.

The investment portfolio decreased $163.5 million, or 17.8% during 2005. The investment portfolio decreased $70.1 million, or 7.1%, during 2004. We periodically examine our portfolio for any impairment in value and took a $10.8 million impairment charge primarily related to the write down on 3 high-yield investments in 2004. There are no such remaining high-yield securities in our portfolio.

The composition of the investment portfolio as of December 31, 2005 was 62.0% U.S. government sponsored enterprise obligations, 3.5% state and municipal securities, 22.6% mortgage-backed securities, 0.3% trading securities and 11.6% other securities. The comparable distribution for December 31, 2004 was 62.5% U.S. government sponsored enterprise obligations, 3.6% state and municipal securities, 24.0% mortgage-backed securities, 0.6% trading securities and 9.3% other securities. The investment portfolio represented 18.0% and 21.2% of total assets at December 31, 2005 and 2004, respectively.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
Securities held to maturity (1):
U.S. government sponsored enterprise obligations	$247,454	$251,770	$—
Mortgage-backed securities	71,767	95,881	87,329
Other (2)	44,464	44,495	45,208
Obligations of states and political subdivisions	17,022	19,656	955

Total	$380,707	$411,802	$133,492
Securities available for sale (3):
U.S. government sponsored enterprise obligations	$219,294	$321,023	$599,576
Mortgage-backed securities	98,128	123,632	153,859
Other (4)	42,623	40,474	40,852
Obligations of states and political subdivisions	9,113	13,634	48,613

Total	369,158	498,763	842,900
Securities held for trading (5)	2,683	5,456	9,692

Total investment securities	$752,548	$916,021	$986,084

(1)	Held to maturity securities are carried at amortized cost.
(2)	Includes trust preferred securities and U.S. Treasury obligations.
(3)	Available-for-sale securities are carried at fair value.
(4)	Includes Federal Home Loan Bank stock, Federal Reserve stock, FNMA stock and U.S. Treasury obligations.
(5)	Trading securities are carried at fair value.

The following table sets forth a summary of maturities in the investment portfolio at December 31, 2005:

	One year or less		Over One Year Through 5 Years		Over 5 Years Through 10 Years		Over 10 years		Total
	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield	Amount	Weighted Yield
	(Dollars in thousands) (At carrying value)
U.S. government
sponsored
enterprise
obligations	$91,484	2.33%	$354,248	3.03%	$16,074	3.04%	$4,942	5.08%	$466,748	2.91%
Obligations of
states and
political
subdivisions	4,140	3.19%	10,914	3.97%	8,674	3.82%	2,408	7.75%	26,136	4.15%
Mortgage-backed
securities	—	—	3	7.20%	—	—	169,893	4.22%	169,896	4.22%
Other	2,031	7.27%	998	8.47%	—	—	42,130	6.68%	45,159	6.75%

Total	$97,655	2.47%	$366,163	3.07%	$24,748	3.32%	$219,373	4.75%	$707,939	3.52%

The above table does not include trading securities of $2.7 million and investments without stated maturities of $41.9 million, which consist principally of Federal Home Loan Bank stock.

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

Deposits are attracted principally from within our primary market areas through the offering of a broad variety of deposit instruments including: checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. We have aggressively attempted to obtain deposits in selected markets to increase market share or meet particular liquidity needs. We have used brokered deposits and have sought to attract deposits outside our market areas. On December 31, 2005, we had approximately $326.2 million of deposits, compared with $536.6 million on December 31, 2004, which were obtained through brokers. Brokered deposits represented 10.7% of our total deposits as of December 31, 2005.

During 2005, average balances of non-interest-bearing demand deposits decreased $1.5 million, or .5%; average balances of savings and interest-bearing deposits increased $107.4 million, or 12.7%; and average balances of time deposits decreased $85.5 million, or 4.5%. As of December 31, 2005, the balance of total deposits, including deposits held for sale, had increased $247.4 million compared to December 31, 2004. This increase is due to a decrease of $106.8 million in time deposits less than $100,000, a $10.8 million increase in time deposits greater than $100,000, a $22.2 million increase in savings and NOW accounts, and a $29.1 million decrease in non-interest-bearing accounts. At December 31, 2004, deposits were reduced due to $350.2 million being recorded as deposits held for sale.

During 2004, average balances of non-interest-bearing demand deposits increased $23.5 million, or 7.7%; average balances of savings and interest-bearing deposits decreased $68.9 million, or 7.5%; and average balances of time deposits increased $191.8 million, or 11.3%. As of December 31, 2004, the balance of total deposits, including deposits held for sale, had decreased $27.5 million compared to December 31, 2003. This decrease is due to an increase of $355.0 million in time deposits less than $100,000, a $345.2 million decrease in time deposits greater than $100,000, a $53.0 million decrease in savings and NOW accounts and a $15.8 million increase in non-interest-bearing accounts. Approximately $65.7 million of the decrease was the direct result of decreases in brokered deposits, and approximately $426.4 million in deposits were disposed of in branch sales in 2004.

The following table sets forth the average balances and weighted average rates for our categories of deposits at the dates indicated including deposits held for sale.

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
	(Dollars in thousands)
Non-interest-
bearing
demand	$329,699	—	10.69%	$331,220	—	10.81%	$307,690	—	10.55%

NOW accounts	460,726	1.86%	14.94%	268,601	0.46%	8.77%	285,551	0.33%	9.79%
Non-transaction
deposit
accounts	492,662	2.49%	15.98%	577,403	1.33%	18.85%	629,364	1.46%	21.58%
Time deposits	1,800,200	3.28%	58.39%	1,885,656	2.66%	61.57%	1,693,859	2.90%	58.08%

Total	$3,083,287		100.00%	$3,062,880		100.00%	$2,916,464		100.00%

The aggregate average balance of brokered time deposits was $416.6 million, $615.7 million and $418.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We do not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on our business.

The following table sets forth a summary of our deposits at the dates indicated.

	December 31,
	2005	2004	2003
	(Dollars in thousands)

Non-interest-bearing	$342,325	$371,380	$355,637
Interest-bearing:
Savings and NOW accounts	897,537	862,206	915,212
Time deposits less than $100,000
Brokered	326,154	512,183	154,245
Retail	929,767	863,600	866,541
Time deposits greater than $100,000
Brokered	—	24,415	448,031
Retail	538,348	503,176	424,777
Less deposits held for sale	—	350,186	347,169

Total deposits	$3,034,131	$2,786,774	$2,817,274

The following table summarizes at December 31, 2005, our certificates of deposit of $100,000 or more (excluding brokered deposits) by time remaining until maturity (dollars in thousands).

Maturity Period:
Less than three months	$50,891
Over three months through six months	52,996
Over six months through twelve months	124,058
Over twelve months	310,403

Total	$538,348

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Balances for securities sold under agreements to repurchase outstanding at year end 2005 were $96.4 million, a $15.8 million decrease from $112.2 million outstanding at year end 2004. The balance at year end 2003 was $127.8 million. Balances in these accounts, which generally have overnight maturities, can fluctuate significantly on a day-to-day basis. The average balance of securities sold under agreements to repurchase was $121.1 million in 2005, $133.5 million in 2004, and $140.6 million in 2003. The average rate paid on these borrowings was 1.70%, 1.80% and 1.34% during 2005, 2004 and 2003, respectively. Federal funds purchased and other short-term borrowings were $52.6 million, $2.5 million and $7.3 million at year end 2005, 2004 and 2003, respectively.

Gold Bank also borrows from the Federal Home Loan Bank (FHLB). At year-end 2005 and 2004, these advances totaled $482.6 million and $571.9 million, respectively, of which $140.8 million and $165.6 million are due in 2006 and 2005, respectively. The weighted average interest rate on FHLB borrowings was 4.68%, 4.44% and 4.50% as of 2005, 2004 and 2003, respectively. Long-term debt as of December 31, 2005 also included an $80.0 million long-term repurchase agreement and an $8.1 million note payable on our Employee Stock Ownership Plan.

Derivative Financial Instruments. We utilize derivative instruments as part of our overall interest rate sensitivity management strategy to mitigate exposure to interest rate risk.

Subordinated Debt Securities Swaps. In 2003, we had three interest rate swap agreements (initiated during 2002) with an aggregate notional amount of $82.5 million. The interest rate swaps were derivative financial instruments and were designated as fair value hedges of our subordinated debt securities. Each swap had a notional amount equal to the outstanding principal amount of the related subordinated debt securities, together with the same payment dates, maturity date and call provisions as the related subordinated debt securities. Under each of the swaps, we paid interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and we received a fixed rate equal to the interest that we are obligated to pay on the related trust preferred securities. A $28.7 million notional amount swap agreement was called by the counterparty and terminated on April 7, 2003. A $16.3 million notional amount swap agreement was called by the counterparty and terminated on June 30, 2003. The third and final swap for $37.6 million was called by the counterparty and terminated on November 1, 2004. Under these swap agreements, no payments were due between the parties and we recognized no gain or loss when they were called during 2003 and 2004.

FHLB Debt Swaps. We entered into seven interest rate swap agreements in 2003 with an aggregate notional amount of $190 million for the purpose of effectively converting $190 million of fixed-rate FHLB borrowings into floating rate obligations. These interest rate swaps were also derivative financial instruments and were designated as fair value hedges of the FHLB borrowings. Each swap had a notional amount equal to the outstanding principal amount of the related FHLB borrowings, together with the same payment dates, maturity dates and call provisions as the related FHLB borrowings. Under each of the swaps, we paid interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, and we receive a fixed rate equal to the interest that we were obligated to pay on the related FHLB borrowings. As a result of the issuance of FASB Statement No. 133 Issue G25- “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans” (G25) in July 2004, we opted to close-out these fair value hedges on November 30, 2004, for new cash flow swaps based on pools of prime-based loans (discussed below) now permitted under G25. As a result of the termination of these hedges, we made a cash payment of $5.4 million to our counterparty. A loss of $0.6 million due to hedging ineffectiveness was recognized in earnings during 2004 for these derivatives. The carrying value of the mark-to-market asset for the hedged FHLB debt was approximately $4.9 million, which is being amortized to earnings over the life of the related FHLB debt, using the straight-line method which is not materially different from the effective interest method required under APB 21-“Interest on Receivables and Payables.”

Variable Rate Loans Swaps. On December 1, 2004, we entered into three interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting variable-rate prime-based loans’ interest streams into fixed-rate interest streams. Pools of prime-based loans have been designated under the swaps, the principal amount of these pools corresponding to the hedged transactions equal to 102% of the notional amount of the swaps. The formula for computing net settlements under the swaps is the same for each net settlement; that is, the fixed rate is the same throughout the term of the swap and the variable rate is the prime rate. The re-pricing dates of the swaps match those of the variable-rate assets on which the hedged transactions are based. These interest rate swaps are derivative financial instruments and have been designated as cash flow hedges of prime-based pools of loans. The first swap has a notional value of $60 million and effectively fixes our interest rate at 6.841% plus the credit spread over Prime, if any, with a maturity date of December 2009. The second swap has a notional value of $60 million and effectively fixes our interest rate at 7.0% plus the credit spread over Prime, if any, with a maturity date of December 2010. The third swap has a notional value of $70 million and effectively fixes our interest rate at 7.14% plus the credit spread over Prime, if any, with a maturity date of December 2011.

Cash Flows from Swaps. During the year ended December 31, 2005, we received net cash flows of $1.6 million under three prime-based loan pools related cash value swaps, which was recorded as interest income on loans. During the year ended December 31, 2005, no losses were recognized in earnings on these cash flow hedges due to hedging ineffectiveness. Approximately $4.0 million of mark-to-market revaluation was recognized in the Other Comprehensive Loss segment of Stockholders’ Equity, with approximately $2.2 million recognized as a deferred tax liability, and the carrying value of the mark-to-market asset for the swaps is reported in Accrued Interest and Other Assets in the Consolidated Balance Sheets.

During the year ended December 31, 2004, we received net cash flows of $1.5 million under the trust preferred securities related fair value swaps and $3.5 million on the FHLB debt related fair value swaps for a total of $5.0 million, which was recorded as a reduction of interest expense on borrowings. During the year ended December 31, 2004, we received net cash flows of $0.3 million on the seven prime-based loan pools related cash value swaps, which was recorded in interest income on loans. During the year ended December 31, 2004, no losses were recognized in earnings on the cash flow hedges due to hedging ineffectiveness. Approximately $0.7 million of mark-to-market revaluation was recognized in the Other Comprehensive Income segment of Stockholders’ Equity, with approximately $0.3 million recognized as a deferred tax liability, and the carrying value of the mark-to-market asset for the swaps is reported in Accrued interest and other assets in the Consolidated Balance Sheets.

The use of derivative financial instruments is intended to reduce our interest rate exposure. Derivative financial instruments held by us for purposes of managing interest rate risk are summarized as follows:

	December 31
	2005		2004
	Notional amount	Credit exposure	Notional amount	Credit exposure
	(Dollars in thousands)

Interest rate swaps	$190,000	—	$190,000	1,300

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

Cash provided by operating activities for 2005 was $47.4 million, consisting primarily of net earnings adjusted for non-cash items, loan loss provision, losses on securities sales and gains on branch sales, and decrease in accrued interest and other assets, an increase in bank-owned life insurance, and an increase in accrued interest and other liabilities. Cash used in investing activities was $207.2 million, consisting primarily of increased loans of $442.0 million, cash received of $75.3 million from branch sales, a net decrease of assets held for sale of $37.2 million, a net decrease of held-to-maturity securities of $30.1 million, and a decrease in available for sale securities of $118.9 million. Net activity in financing consisted of an increase in deposits of $247.4 million, a decrease in securities sold under agreements to repurchase of $38.0 million and net principal payments on issuances of long-term debt of $91.7 million, which resulted in net cash provided of $127.7 million.

The principal source of funds at the holding company level is dividends from Gold Bank. The payment of dividends is subject to restrictions imposed by federal and state banking laws and regulations. At December 31, 2005, Gold Bank could pay $34.7 million in dividends to us and still remain well-capitalized. Management believes funds generated from the dividends from our subsidiaries and our existing lines of credit will be sufficient to meet our current cash requirements.

J.P. Morgan Chase Bank, N.A. Line of Credit. On October 1, 2004, we entered into a new line of credit with J.P. Morgan Chase Bank, NA (“J.P. Morgan Chase Credit Line”) that allows us to borrow up to $25 million. The J.P. Morgan Chase Credit Line matured on October 1, 2005 and was renewed for an additional year on that date. Interest accrues on advances under the J.P. Morgan Chase Credit Line, at our option, at a rate equal to either LIBOR plus 1.25% per annum or J.P. Morgan Chase’s prime rate. We may draw on the J.P. Morgan Chase Credit Line from time to time to fund various corporate matters. As of December 31, 2005, we had no outstanding balance on the J.P. Morgan Chase Credit Line.

J. P. Morgan Chase Bank, N.A. ESOP Loan Agreement. Under a Loan Agreement, dated as of October 1, 2004 (“ESOP Loan Agreement”), between our ESOP and J.P. Morgan Chase Bank, NA, our ESOP may borrow up to $10.1 million. Loans under the ESOP Loan Agreement bear interest, at the ESOP’s option, at either J.P. Morgan Chase’s Prime Base Rate or LIBOR plus 1.70%. As of December 31, 2005, our ESOP had approximately $8.1 million outstanding under the ESOP Loan Agreement, which it borrowed to pay off a prior ESOP loan. We have guaranteed the ESOP’s obligations under the ESOP Loan Agreement. We do not anticipate that the ESOP will borrow any further amounts under the ESOP Loan Agreement.

Federal Home Loan Banks of Des Moines, Topeka and Atlanta. As of December 31, 2005, we had $10.0 million outstanding under our credit agreement with the Federal Home Loan Bank of Des Moines (“FHLB-Des Moines”), $402.6 million of advances outstanding under our credit agreement with the Federal Home Loan Bank of Topeka (“FHLB-Topeka”), and $70.0 million of advances outstanding under our credit agreement with the Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”).

Capital. We actively monitor our compliance with regulatory capital requirements. The elements of capital adequacy standards include strict definitions of core capital and total assets, which include off-balance sheet items such as commitments to extend credit. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Historically, we have increased core capital through retention of earnings or capital infusions. The primary source of funds available to us is dividends by our subsidiaries, in particular Gold Bank. The Bank’s ability to pay dividends is subject to regulatory requirements. At December 31, 2005, the Bank could pay dividends of $34.7 million to the corporation. To be “well-capitalized” a company’s total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio must be at least 10.0%, 6.0% and 5.0%, respectively. Our total risk-based capital ratio, tier 1 risk-based capital ratio and tier 1 leverage ratio at December 31, 2005 were 11.15%, 9.53% and 8.44%, respectively. These same ratios at December 31, 2004 were 11.08%, 9.32% and 7.75%, respectively.

BOLI Policies. Gold Bank has purchased bank-owned life insurance (“BOLI”) policies with death benefits payable to the Bank on the lives of certain officers. These single-premium, whole-life policies provide favorable tax benefits, but are illiquid investments. Federal guidelines limit a bank’s aggregate investment in BOLI to 25% of the bank’s capital and surplus, and its aggregate investment in BOLI policies from a single insurance company to 15% of the bank’s capital and surplus. All Gold Bank BOLI investments comply with federal guidelines. As of December 31, 2005, Gold Bank had $86.7 million of BOLI (equal to 22.8% of its capital and surplus) compared to $83.0 million (22.4% of its capital and surplus) as of December 31, 2004, an increase of $3.7 million or 4.5%.

We monitor the financial condition and credit rating of each of the three life insurance companies that issued the BOLI policies. We believe that these BOLI investments will not have any significant impact on the capital or liquidity of Gold Bank.

Subordinated Debt Securities. We formed three statutory trusts during 2004 to issue a total of $84.0 million in trust preferred securities. The three offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. We own 100% of the common securities of all three trusts. The trusts were formed with the sole purpose of issuing the trust preferred securities and investing the proceeds from the sale of such trust preferred securities in subordinated debentures issued by us. The debentures held by the trusts are the sole assets of the trusts. We have provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of the three trusts under the preferred securities.

We formed Gold Banc Trust III on March 11, 2004. Effective March 15, 2004, Gold Banc Trust III issued $16.0 million of trust preferred securities to institutional investors. Gold Banc Trust III used the proceeds from the issuance of the trust preferred securities, as well as our $495,000 capital investment in the trust, to purchase $16,495,000 of junior subordinated debt securities issued by us. The debentures mature on April 23, 2034, and may be redeemed, at our option, after April 23, 2009. The interest rate of the debentures is fixed at 5.80% for a five-year period through April 23, 2009. Thereafter, interest accrues at a floating rate equal to LIBOR plus 2.75%, adjustable quarterly. Interest is payable quarterly. The trust preferred securities carry an interest rate identical to that of the related debenture.

We formed Gold Banc Trust IV on March 12, 2004. Effective March 15, 2004, Gold Banc Trust IV issued $30.0 million of trust preferred securities to institutional investors. Gold Banc Trust IV used the proceeds from the issuance of the trust preferred securities, as well as our $928,000 capital investment in the trust, to purchase $30,928,000 of floating rate junior subordinated debt securities issued by us. The debentures mature on April 7, 2034, and may be redeemed, at our option, after April 7, 2009. The interest rate of the debentures is a floating rate equal to LIBOR plus 2.75%, adjustable quarterly. Interest is payable quarterly. The trust preferred securities carry an interest rate identical to that of the related debenture.

On April 22, 2004, we used the proceeds of Gold Banc Trust III’s and Gold Banc Trust IV’s issuance of trust preferred securities to redeem (i) $16,249,420 in principal amount of the 8.50% Preferred Securities issued by Gold Banc Capital Trust, formerly ABI Capital Trust and (ii) $28,750,000 in principal amount of the 8.75% Preferred Securities issued by GBCI Capital Trust.

We formed Gold Banc Capital Trust V on November 8, 2004. Effective November 10, 2004, Gold Banc Capital Trust V issued $38.0 million of trust preferred securities to institutional investors. Gold Banc Capital Trust V used the proceeds from the issuance of the trust preferred securities, as well as our $1,176,000 capital investment in the trust, to purchase $39,176,000 of junior subordinated deferrable interest debentures issued by us. The debentures mature on December 15, 2034, and may be redeemed, at our option, after December 15, 2009. The interest rate of the debentures is fixed at 6.00% for a five-year period through December 15, 2009. Thereafter, interest accrues at a floating rate equal to LIBOR plus 2.10%. Interest is payable quarterly. The trust preferred securities carry an interest rate identical to that of the related debenture. On November 15, 2004, we used the proceeds of Gold Banc Capital Trust V’s issuance of trust preferred securities to redeem $37,550,000 in principal amount of the 9.12% Preferred Securities issued by GBCI Capital Trust II.

We have adopted the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” FASB Interpretation No. 46R requires, among other things, that such trusts be deconsolidated. As a result, we do not consolidate the trusts in our consolidated financial statements.

Total expenses associated with the issuance of the trust preferred securities during 2004 were $0.4 million which are being amortized on a straight-line basis over the life of the related obligations. During 2004, $3.3 million of prepaid offering costs were written off related to the retirement of GBCI Capital Trust, GBCI Capital Trust II and Gold Banc Capital Trust. Amortization of issuance expenses during the years ended December 31, 2005, 2004 and 2003, included in interest expense, aggregated $0.2 million, $0.1 million and $0.1 million, respectively.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on our consolidated balance sheet. The most significant of these are unfunded loan commitments totaling approximately $1,218.8 million and standby letters of credit, totaling approximately $112.0 million at December 31, 2005. We have various other financial instruments with off-balance sheet risk, such as commercial letters of credit and commitments to purchase and sell when-issued securities. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations (excluding interest) of the Company at December 31, 2005 and the expected timing of these payments follows:

(In thousands)	In One Year or Less	After One Year through Three Years	After Three Years through Five Years	After Five	Total

Long-term debt obligations	$140,818	$70,233	$115,252	$276,937	$603,240
Operating lease obligations	3,294	5,180	4,520	9,261	22,255
Purchase obligations	2,936	2,585	1,133	112	6,766
Time Open and C.D.’s	960,158	691,674	141,411	1,026	1,794,269

Total	$1,107,206	$769,672	$262,316	$287,336	$2,426,530

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

Impact of Recently Issued Accounting Standards

On December 16, 2004, The FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FASB 123R), requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements as an expense. The Company will implement this new standard in 2006. It is not expected to have a significant impact.

On June 29, 2005, the Financial Accounting Standards Board (“FASB”) voted to abandon much of Emerging Issues Task Force (“EITF”) Issue No. 03-01 titled “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” At that time, FASB agreed to reinstate Financial Accounting Standard (FAS) 115 until a revised version of FAS 115 could be issued. The revised version, FAS 115-1 and FAS 124-1, was issued on November 3, 2005 with an effective date of December 15, 2005. The new FASB Staff Position (FSP), like EITF No. 03-01, addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP nullifies certain requirements of EITF No. 03-1, such as the various requirements in paragraphs 10-18 of Issue 03-1, but it carries forward the requirements of paragraphs 8 and 9 of Issue 03-1 with respect to cost-method investments (which are equity securities not accounted for by the equity method) and it carries forward the disclosure requirements in paragraphs 21 and 22 of Issue 03-1. The FSP applies to investments in debt and equity securities within the scope of Statements 115 and 124 and to all equity securities held by insurance companies.

Some of the major changes or clarifications in FAS 115-1 (as compared to FAS 115) include:

•	Impairment must be assessed at the individual security level,

•	Generally, impaired securities must be written-down to fair value,

•	An other-than-temporary impairment ("OTTI") must be recognized before the actual sale of an underwater security if the intent regarding that security changes. (If it is a security that the investor clearly has the ability and the intent to hold until recovery, the impairment is temporary so the loss does not have to be recognized),

•	An OTTI does not necessarily mean a permanent impairment, and

•	Additional information must be disclosed in the annual financial statements of the Company.

The FSP was not intended to change any already existing accounting principle. Instead, it is an aggregate of various sources of guidance on the temporary impairment issue, such as FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” EITF Issue No. D-44, “The Meaning of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” SAB Topic 5.M, “Other Than Temporary Impairment of Certain Investments on Debt and Equity Securities” (previously SAB 59), and most of EITF Issue No. 03-1.

The adoption of the new FSP did not have a significant impact on the Company’s consolidated financial statements.

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	our stockholders will be subject to all of the risks involved in owning common stock in M&I if the Merger is consummated;

•	we have experienced staff losses due to the Merger announcement that could adversely affect our business if the Merger is not consummated;

•	any failure or delay in closing the Merger could adversely affect our business;

•	the transition to new management as a result of the Merger may adversely affect our business;

•	there can be no assurance that new management’s strategies after the Merger will be successful;

•	changes in interest margins on loans could affect our profitability;

•	changes in the allowance for loan losses could affect our profitability;

•	changes in the interest rate environment could increase our expenses or decrease our income;

•	we are subject to competitive pressures from other financial services companies;

•	general economic conditions, either nationally or in our markets, may be less favorable than expected;

•	legislative or regulatory changes may adversely affect our business;

•	technological changes may be more difficult or expensive than anticipated;

•	hedging activities may be less effective than anticipated;

•	changes in securities markets may adversely affect our investments.

These risks and other risks are described in Item 1A of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Along with internal gap management reports, we use an asset/liability modeling service to analyze the Bank’s current gap position. The system simulates our Bank’s asset and liability base rate scenario and projects future net interest income results under several interest rate assumptions. We strive to maintain an aggregate gap position such that changes in interest rates will not affect net interest income by more than 10% in any 12-month period. We utilize interest rate swap agreements to assist in the management of interest rate sensitivity, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The use of such derivative financial instruments is intended to reduce our interest rate exposure.

The following table indicates that, at December 31, 2005, if there had been a sudden and sustained increase in prevailing market interest rates, our 2006 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Changes in Interest Rate	Net Interest Income	Change	Percent Change
	(Dollars in thousands)

200 basis point rise	$142,413	$8,588	6.42%
100 basis point rise	138,862	5,037	3.76%
Base rate scenario	133,825	—	—
100 basis point decline	126,668	(7,157)	(5.35)%
200 basis point decline	118,515	(15,310)	(11.44)%

The following table sets forth the maturities of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005.

	Interest Rate Sensitivity
	0-3 Months	4 Months to 12 Months	Over 1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Loans	$1,948,929	$278,357	$835,994	$96,062	$3,159,342
Investment securities	65,001	149,674	454,333	83,540	752,548
Other interest-bearing assets	301	70	427	—	798

Total rate-sensitive assets	$2,014,231	$428,101	$1,290,754	$179,602	$3,912,688

Rate-Sensitive Liabilities:
Savings deposits and interest-bearing checking	$900,306	$—	$—	$—	$900,306
Time deposits	322,484	636,854	833,904	1,027	1,794,269
Short-term borrowings	150,059	—	—	—	150,059
Long-term borrowings	315,540	120,895	239,338	10,353	686,126

Total rate-sensitive liabilities	$1,688,389	$757,749	$1,073,242	$11,380	$3,530,760

Interest Rate Derivatives	(190,000)	—	120,000	70,000	—

Net gap	$135,842	$(329,648)	$337,512	$238,222	$381,928

Cumulative gap	$135,842	$(193,806)	$143,706	$381,928

Cumulative ratio of interest-earning assets to
interest-bearing liabilities	107.23%	92.65%	104.00%	110.82%

Ratio of cumulative gap to interest-earning assets	6.74%	(7.94)%	3.85%	9.76%

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

We have audited the accompanying consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gold Banc Corporation, Inc.‘s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
March 13, 2006

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Dollars in thousands)

	2005	2004
ASSETS
Cash and due from banks	$75,413	$65,011
Federal funds sold and interest-bearing deposits	798	43,286

Total cash and cash equivalents	76,211	108,297

Investment securities:
Available-for-sale, at fair value	369,158	498,763
Held-to-maturity (fair value of $374,157 and $411,232
as of December 31, 2005 and 2004, respectively)	380,707	411,802
Trading, at fair value	2,683	5,456

Total investment securities	752,548	916,021

Loans	3,151,491	2,716,700
Allowance for loan losses	(35,334)	(32,108)

Loans, net	3,116,157	2,684,592

Mortgage loans held for sale, net	7,851	5,724
Premises and equipment, net	53,835	51,613
Goodwill	29,252	30,484
Other intangible assets, net	4,585	5,336
Accrued interest and other assets	51,999	57,807
Cash surrender value of bank-owned life insurance, net of
surrender charges	86,706	82,992
Assets held for sale	—	387,510

Total assets	$4,179,144	$4,330,376

See accompanying notes to consolidated financial statements.

46

	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,034,131	$2,786,774
Securities sold under agreements to repurchase	96,354	112,205
Federal funds purchased and other short-term borrowings	52,557	2,463
Subordinated debt	116,599	116,599
Long-term borrowings	570,675	661,534
Accrued interest and other liabilities	31,383	30,231
Liabilities held for sale	—	350,186

Total liabilities	3,901,699	4,059,992

Stockholders' equity:
Preferred stock, no par value; 50,000,000 shares authorized,
no shares issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized,
and 45,261,396 and 45,011,227 shares issued at
December 31, 2005 and 2004, respectively	45,261	45,011
Additional paid-in capital	133,842	129,381
Retained earnings	187,479	146,360
Accumulated other comprehensive loss, net	(11,007)	(6,007)
Unearned compensation	(9,952)	(10,072)

	345,623	304,673
Less treasury stock (7,187,914 and 4,824,575 shares at
December 31, 2005 and 2004, respectively)	(68,178)	(34,289)

Total stockholders' equity	277,445	270,384

Commitments and contingent liabilities	—	—

Total liabilities and stockholders' equity	$4,179,144	$4,330,376

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2005, 2004, and 2003
(Dollars in thousands)

	2005	2004	2003
Interest income:
Loans, including fees	$206,571	$166,051	$170,439
Investment securities	28,778	35,915	37,346
Other	2,727	2,170	1,921

Total interest income	238,076	204,136	209,706

Interest expense:
Deposits	79,777	59,044	59,229
Borrowings and other	36,243	29,698	32,423

Total interest expense	116,020	88,742	91,652

Net interest income	122,056	115,394	118,054
Provision for loan losses	9,713	5,895	13,064

Net interest income after provision for loan losses	112,343	109,499	104,990

Other income:
Service fees	12,475	15,618	17,626
Investment trading fees and commissions	1,719	2,824	5,004
Net gains on sales of mortgage loans	1,295	1,447	2,746
Unrealized gains (losses) on trading securities	(239)	(53)	30
Realized gains (losses) on securities	(1,986)	(11,359)	1,847
Gain on sales of branch facilities	34,420	20,574	5,738
Gain on sale of credit card portfolio	—	1,156	—
Bank-owned life insurance	3,796	3,766	3,717
Trust fees	4,564	4,249	3,721
Other	488	1,097	1,129

Total other income	56,532	39,319	41,558

Other expense:
Salaries and employee benefits	47,411	50,683	52,044
Expenses for the settlement of qui tam litigation	—	16,500	—
Data processing	6,503	8,131	8,214
Net occupancy expense	8,222	7,316	7,652
Depreciation expense	6,974	6,505	6,653
Professional services	6,023	6,384	5,697
Amortization of prepaid offering expenses	203	3,365	136
Recoveries of expenses resulting from misapplication of bank funds	—	—	(1,868)
Other expenses	14,219	19,410	21,574

Total other expense	89,555	118,294	100,102

See accompanying notes to consolidated financial statements.

Net earnings from continuing operations before income taxes	79,320	30,524	46,446
Income tax expense	31,181	10,886	13,644

Net earnings from continuing operations	48,139	19,638	32,802

Net loss from discontinued operation, net of tax	—	(551)	(3,392)

Net earnings	$48,139	$19,087	$29,410

Net earnings from continuing operations per share—basic	1.28	0.50	0.86
Net loss from discontinued operation per share—basic	—	(0.01)	(0.09)

Net earnings per share–basic	$1.28	$0.49	$0.77

Net earnings from continuing operations per share—diluted	1.26	0.50	0.86
Net loss from discontinued operation per share—diluted	—	(0.01)	(0.09)

Net earnings per share – diluted	$1.26	$0.49	$0.77

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2005, 2004, and 2003
(Dollars in thousands)

	Preferred stock	Common Stock	Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive Income (loss)	Unearned compensation	Treasury stock	Total

Balance at December 31, 2002	$—	44,188	118,257	107,392	3,489	(12,432)	(33,120)	$227,774
Net earnings for 2003	—	—	—	29,410	—	—	—	29,410
Change in unrealized loss on
available-for-sale securities	—	—	—	—	(6,301)	—	—	(6,301)

Total comprehensive income for 2003	—	—	—	29,410	(6,301)	—	—	23,109
Exercise of 270,433 stock options	—	271	1,812	—	—	—	—	2,083
Restricted Stock Awards	—	108	1,525	—	—	(650)	—	983
Allocation of 284,005 shares held by
Employee Stock Ownership Plan	—	—	850	—	—	1,807	—	2,657
Acquisition of 583,065 shares of treasury
stock	—	—	—	—	—	—	(6,896)	(6,896)
Sale of 530,000 shares of treasury stock	—	—	—	—	—	—	5,727	5,727
Increase in unearned compensation	—	—	—	—	—	(1,000)	—	(1,000)
Dividends paid ($0.12 per common share)	—	—	—	(4,720)	—	—	—	(4,720)

Balance at December 31, 2003	$—	44,567	122,444	132,082	(2,812)	(12,275)	(34,289)	$249,717
Net earnings for 2004	—	—	—	19,087	—	—	—	19,087
Amortization of unrealized loss on
investment securities transferred from
available-for-sale to held-to-maturity
portfolio	—	—	—	—	283	—	—	283
Unrealized gain on derivative financial
instruments	—	—	—	—	647	—	—	647
Change in unrealized loss on
available-for-sale securities	—	—	—	—	(4,125)	—	—	(4,125)

Total comprehensive income for 2004	—	—	—	19,087	(3,195)	—	—	15,892
Exercise of 309,410 stock options	—	309	2,408	—	—	—	—	2,717
Tax benefit of exercise stock options	—	—	996	—	—	—	—	996
Allocation of 253,182 shares held by
Employee Stock Ownership Plan	—	—	1,945	—	—	1,945	—	3,890
Recognition of stock based employee
compensation	—	135	1,588	—	—	258	—	1,981
Dividends paid ($0.12 per common share)	—	—	—	(4,809)	—	—	—	(4,809)

Balance at December 31, 2004	$—	45,011	129,381	146,360	(6,007)	(10,072)	(34,289)	$270,384

Net earnings for 2005	—	—	—	48,139	—	—	—	48,139
Amortization of unrealized loss on
investment securities transferred from
available-for-sale to held-to-maturity
portfolio	—	—	—	—	543	—	—	543
Unrealized loss on derivative financial
instruments	—	—	—	—	(4,003)	—	—	(4,003)
Change in unrealized loss on
available-for-sale securities	—	—	—	—	(1,540)	—	—	(1,540)

Total comprehensive income for 2005	—	—	—	48,139	(5,000)	—	—	43,139
Exercise of 96,269 stock options	—	96	618	—	—	—	—	714
Tax benefit of exercise of stock options	—	—	116	—	—	—	—	116
Allocation of 220,000 shares held by
Employee Stock Ownership Plan	—	—	1,556	—	—	1,570	—	3,126
Acquisition of 2,363,339 shares of treasury
stock	—	—	—	—	—	—	(33,889)	(33,889)
Restricted stock awards	—	188	2,476	—	—	(2,664)	—	—
Recognition of stock based employee
compensation	—	(34)	(305)	—	—	1,214	—	875
Dividends paid ($0.18 per common share)	—	—	—	(7,020)	—	—	—	(7,020)

Balance at December 31, 2005	$—	45,261	133,842	187,479	(11,007)	(9,952)	(68,178)	$277,445

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004, and 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$48,139	$19,087	$29,410
(Income) loss from discontinued operation	—	551	3,392
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Provision for loan losses	9,713	5,895	13,064
Allocation of ESOP shares	3,126	3,890	2,657
Non-cash compensation expense	1,577	2,493	1,642
(Gains) losses on the sale of securities	1,986	11,359	(1,847)
Non-cash portion of recovery from restitution agreement	—	—	(2,300)
Gains on the sale of mortgage loans	(1,295)	(1,447)	(2,746)
Depreciation and amortization	7,725	7,256	7,404
Amortization of investment securities premium, net of accretion	1,686	2,239	5,854
Gain on sale of branches	(34,420)	(20,574)	(5,738)
Loss on the sale of assets, net	—	—	296
Deferred income taxes	(8,726)	(4,378)	3,801
Net decrease (increase) in trading securities	2,773	4,183	(6,237)
Change in unrealized (gains) losses on trading securities	239	53	(30)
Origination of loans held for sale, net of repayments	(115,220)	(114,874)	(203,980)
Proceeds from sale of mortgage loans held for sale	114,389	116,480	228,672
Other changes:
Accrued interest and other assets	4,143	14,199	57,199
Accrued interest and other liabilities	8,540	(4,017)	(1,373)
Increase in cash surrender value of bank-owned life insurance	(3,796)	(3,766)	(3,717)
Net change in operating activities of discontinued operation	—	2,724	(1)

Net cash provided by operating activities	$40,579	$41,353	$125,422

Cash flows from investing activities:
Net increase in loans	$(441,970)	$(141,388)	$(152,018)
Principal collections and proceeds from sales and maturities of
available-for-sale securities	127,353	396,461	579,630
Purchases of available-for-sale securities	(2,482)	(383,849)	(900,325)
Principal collections and proceeds from maturities of
held-to-maturity securities	32,681	130,955	70,941
Purchases of held-to-maturity securities	(1,694)	(95,998)	(5,400)
Net additions to premises and equipment	(9,196)	(1,600)	128
Redemption (purchase) of bank-owned life insurance	—	980	(20,000)
Net decrease (increase) in assets held for sale	37,192	(183,135)	(204,375)
Net (decrease) increase in liabilities held for sale	(17,561)	3,017	347,169
Cash received (paid) in acquisitions and branch sales	75,322	(184,743)	(90,019)

Net cash used in investing activities	$(200,355)	$(459,300)	$(374,269)

(continued)

See accompanying notes to consolidated financial statements.

51

	2005	2004	2003
Cash flows from financing activities:
Increase in deposits	$247,357	$398,612	$232,831
Proceeds from issuance of subordinated debt	—	86,599	—
Repayment of subordinated debt	—	(85,342)	—
Decrease in securities sold under agreements
to repurchase	(37,980)	(15,584)	(25,806)
Increase (repayment) of federal funds purchased and
other short-term borrowings	50,094	(4,797)	(18,397)
Proceeds from issuance of long-term borrowings	2,019,659	1,094,481	249,000
Principal payments on long-term borrowings	(2,111,361)	(1,063,731)	(166,037)
Purchase of treasury stock	(33,889)	—	(4,596)
Sale of treasury stock	—	—	5,727
Proceeds from the issuance of common stock	714	2,717	2,083
Tax benefit of exercise of stock options	116	996	—
Dividends paid	(7,020)	(4,809)	(4,720)

Net cash provided by financing activities	$127,690	$409,142	$270,085

Increase (decrease) in cash and cash equivalents	(32,086)	(8,805)	21,238
Cash and cash equivalents, beginning of year	108,297	117,102	95,864

Cash and cash equivalents, end of year	$76,211	$108,297	$117,102

Supplemental disclosures of cash flow information:
Cash paid for interest	$115,020	$87,832	$93,184
Income taxes paid	36,507	15,508	11,322
Loans transferred to OREO	692	5,814	2,201
Transfer of investment securities from available-for-sale to
held-to-maturity portfolio	—	314,533	—

See accompanying notes to consolidated financial statements.

GOLD BANC CORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

(1)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Gold Banc Corporation, Inc. and its subsidiary bank and companies, collectively referred to as the Company. All significant inter-company accounts and transactions have been eliminated.

(b)	Nature of Operations

The Company is a bank holding company that owns and operates a community bank with branches located in Kansas, Missouri, Oklahoma and Florida. The Company provides a full range of commercial and consumer financial services. The Company owns and operates a full-service broker/dealer and investment firm and a trust company. The Company has determined that its financial services businesses are a single operating segment. As a result of the Company’s sale of CompuNet Engineering, Inc. in 2004, its information technology service subsidiary, the Company’s consolidated financial statements present CompuNet as a discontinued operation for 2004 and prior.

On November 9, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marshall & Ilsley Corporation (M&I”). Subject to the terms and conditions of the Merger Agreement, it is intended that Gold Banc Corporation (“Gold Banc”) will merge with and into M&I and our subsidiary Gold Bank (“Gold Bank” or the “Bank”) will merge with and into M&I’s subsidiary M&I Bank (the “Merger”), with M&I being the surviving corporation and M&I Bank being the surviving bank in the Merger. Our shareholders approved the Merger on January 25, 2006. The Board of Governors of the Federal Reserve Bank on March 13, 2006 approved the application and notice under Sections 3 and 4 of the Bank Holding Company Act by Marshall & Ilsley Corporation, Milwaukee, Wisconsin, to acquire the Company and its Bank, both in Leawood, Kansas. The FRB also approved the applications under the Bank Merger Act and Section 9 of the Federal Reserve Act.

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

Provisions for losses on loans receivable are based upon management’s estimate of the amount required to maintain an adequate allowance for losses, reflective of the risk in the loan portfolio. This estimate is based on reviews of the loan portfolio, including assessment of the estimated net realizable value of the related underlying collateral, and upon consideration of past loss experience, current economic conditions, and such other factors that, in the opinion of management, deserve current recognition. Impaired loans include all non-accrual loans and loans ninety days delinquent and still accruing interest. Loans are charged off to the extent they are deemed to be uncollectible. In addition, the loan portfolio is subject to periodic review by regulatory authorities. Based upon the results of such review, the Company may be compelled to adjust the level of the allowance.

(h)	Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line and accelerated methods based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life.

(i)	Goodwill

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

Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share include the effects of all dilutive potential common shares outstanding during each year. The shares used in the calculation of basic and diluted income per share are shown below (in thousands):

	2005	2004	2003
Weighted average common shares
outstanding	38,735	39,937	39,368
Unallocated ESOP shares	(1,007)	(1,214)	(1,407)

Weighted average common shares
outstanding – basic	37,728	38,723	37,961
Stock options and unvested
restricted stock	411	306	333

Weighted average common shares
outstanding – diluted	38,139	39,029	38,294

The Company accounts for stock option awards to employees using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, compensation expense is not recognized. Had compensation cost for the Company’s stock options granted been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts shown below:

	2005	2004	2003
	(Dollars in thousands, except per share data)

Net earnings:
As reported	$48,139	$19,087	$29,410
Stock-based compensation expense included in
reported net earnings, net of tax	1,025	2,147	1,070
Deduct total stock-based employee compensation
determined under fair value method, net of tax	(1,556)	(2,667)	(1,625)

Pro forma	$47,608	$18,567	$28,855

Basic earnings per share:
As reported	1.28	0.49	0.77
Pro forma	1.26	0.47	0.76
Diluted earnings per share:
As reported	1.26	0.49	0.77
Pro forma	1.25	0.47	0.75

(m)	Derivatives

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

(n)	Impact of Recently Issued Accounting Standards

On December 16, 2004, The FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FASB 123R), requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements as an expense. The Company will implement this new standard in 2006. It is not expected to have a significant impact.

On June 29, 2005, the Financial Accounting Standards Board (“FASB”) voted to abandon much of Emerging Issues Task Force (“EITF”) Issue No. 03-01 titled “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” At that time, FASB agreed to reinstate Financial Accounting Standard (FAS) 115 until a revised version of FAS 115 could be issued. The revised version, FAS 115-1 and FAS 124-1, was issued on November 3, 2005 with an effective date of December 15, 2005. The new FASB Staff Position (FSP), like EITF No. 03-01, addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP nullifies certain requirements of EITF No. 03-1, such as the various requirements in paragraphs 10-18 of Issue 03-1, but it carries forward the requirements of paragraphs 8 and 9 of Issue 03-1 with respect to cost-method investments (which are equity securities not accounted for by the equity method) and it carries forward the disclosure requirements in paragraphs 21 and 22 of Issue 03-1. The FSP applies to investments in debt and equity securities within the scope of Statements 115 and 124 and to all equity securities held by insurance companies.

Some of the major changes or clarifications in FAS 115-1 (as compared to FAS 115) include:

•	Impairment must be assessed at the individual security level,

•	Generally, impaired securities must be written-down to fair value,

•	An other-than-temporary impairment (“OTTI”) must be recognized before the actual sale of an underwater security if the intent regarding that security changes. (If it is a security that the investor clearly has the ability and the intent to hold until recovery, the impairment is temporary so the loss does not have to be recognized),

•	An OTTI does not necessarily mean a permanent impairment, and

•	Additional information must be disclosed in the annual financial statements of the Company.

The FSP was not intended to change any already existing accounting principle. Instead, it is an aggregate of various sources of guidance on the temporary impairment issue, such as FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” EITF Issue No. D-44, “The Meaning of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” SAB Topic 5.M, “Other Than Temporary Impairment of Certain Investments on Debt and Equity Securities” (previously SAB 59), and most of EITF Issue No. 03-1.

The adoption of the new FSP did not have a significant impact on the Company’s consolidated financial statements.

(o)	Related Parties

At December 31, 2005 and 2004, the Company had an investment balance of $2.8 million and $2.0 million, respectively, in a Small Business Investment Company ("SBIC") in which a member of the Board of Directors is a principal. At December 31, 2005, the Company had a commitment to invest up to $5 million in the SBIC. The current carrying value of this investment is $2.7 million at December 31, 2005 and $1.8 million at December 31, 2004. The Company recognized income of $0.1 million and a loss of $0.2 million on this investment for the years ended December 31, 2005 and 2004, respectively.

(2)	Discontinued Operation

During the fourth quarter of 2003, the Company announced its intent to dispose of CompuNet Engineering, Inc. (CompuNet). CompuNet was a wholly-owned subsidiary of the Company that engaged in technology and e-commerce services. As a result of the disposition of this business, in 2003 the Company recorded an estimated pre-tax impairment charge of $4.1 million ($2.7 million after tax), to reduce the carrying value of the net assets (including goodwill) to their fair value net of selling costs. On February 4, 2004, the Company completed the sale of CompuNet to an outside investor. The financial after-tax impact of CompuNet operations in 2004 until the sale date resulted in an additional loss from discontinued operations of $0.6 million for that period. In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company has presented CompuNet as a discontinued operation. Summarized results of operations related to CompuNet (as reported in discontinued operation) are as follows for the years ended December 31, 2004 and 2003 (amounts in thousands):

	2004	2003
Operating revenue	$339	$8,171
Operating expenses	(165)	(9,475)

Operating income (loss)	174	(1,304)
Non-operating expenses, net	(1,022)	(174)
Impairment charge	—	(4,145)

Income (loss) before income taxes	(848)	(5,623)
Provision for income taxes	297	2,231

Income (loss) from discontinued operation	$(551)	$(3,392)

(3)	Dispositions

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

Sale of Wakita and Helena Branches. On March 4, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its Helena and Wakita, Oklahoma branch locations to Farmers Exchange Bank of Cherokee, Oklahoma. The aggregate deposits and loans of these Gold Bank-Oklahoma branches were approximately $17.0 million and $3.0 million, respectively, at the closing date. The sale of these branches closed on May 30, 2003 upon receipt of regulatory approvals. In connection with the sale of these branches, the Company recorded a gain of approximately $0.3 million.

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

Sale of Hobart and Lone Wolf Branches. On September 16, 2003, Gold Bank-Oklahoma entered into an agreement for the sale of its Hobart and Lone Wolf, Oklahoma branch locations to BancFirst of Oklahoma City, Oklahoma. The aggregate deposits and loans of these branches were approximately $40.5 million and $14.8 million, respectively, at the closing date. The sale of these branches closed on November 13, 2003 upon receipt of regulatory approvals. In connection with the sale of these branches, the Company recorded a gain of approximately $2.7 million.

(4)	Losses and Expenses Resulting from Misapplication of Bank Funds, Net of Recoveries

During 2002, 2001 and 2000, Michael W. Gullion, the Company’s former Chief Executive Officer,diverted funds to his account for personal use, as well as the use of the Company’s credit card for personal use and improper reimbursement of personal expenses.

During the year ended December 31, 2003, the Company reached an agreement with the former Chief Executive Officer in which the Company received approximately $3.5 million of restitution. The restitution amount consisted of $1.2 million in cash and 212,864 shares of the Company’s common stock, and was netted against expenses of $1.6 million incurred in 2003 by the Company in connection with the investigation.

(5)	Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities by major security category at December 31, 2005 and 2004 are as follows (dollars in thousands):

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
U.S. government-sponsored enterprise
obligations	$224,844	$—	$(5,550)	$219,294
Obligations of states and political
subdivisions	9,199	16	(102)	9,113
Mortgage-backed securities	101,566	—	(3,438)	98,128
Other	42,608	54	(39)	42,623

Total	$378,217	$70	$(9,129)	$369,158

Held-to-maturity:
U.S. government sponsored enterprise
obligations	$247,454	$—	$(6,995)	$240,459
Obligations of states and political
subdivisions	17,022	72	(207)	16,887
Mortgage-backed securities	71,767	70	(980)	70,857
Other	44,464	1,763	(273)	45,954

Total	$380,707	$1,905	$(8,455)	$374,157

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
U.S. government-sponsored enterprise
obligations	$326,209	$—	$(5,186)	$321,023
Obligations of states and political
subdivisions	13,640	34	(40)	13,634
Mortgage-backed securities	125,028	2	(1,398)	123,632
Other	40,571	158	(255)	40,474

Total	$505,448	$194	$(6,879)	$498,763

Held-to-maturity:
U.S. government-sponsored enterprise
obligations	$251,770	$10	$(4,151)	$247,629
Obligations of states and political
subdivisions	19,656	224	(62)	19,818
Mortgage-backed securities	95,881	699	(175)	96,405
Other	44,495	2,885	—	47,380

Total	$411,802	$3,818	$(4,388)	$411,232

The above table does not include trading securities. The Company’s trading portfolio consists of Federal agency securities, tax-exempt bonds and equity securities.

Other securities classified as available-for-sale consist primarily of restricted stock in the Federal Reserve Bank (FRB) ($5,813,750) and Federal Home Loan Banks (FHLB) ($30,950,300) that are required to be maintained by the Company, as well as certain other debt and equity securities. These stocks are required to be held for regulatory purposes and for borrowing availability based on the capital structure and borrowing amounts, respectively.

The table above shows that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2005 and 2004. This temporary impairment represents the amount of loss that would be realized if the securities were sold December 31, 2005, and occurs as a result of changes in the overall bond yields between the purchase date of the bond and valuation date. Securities that were temporarily impaired at December 31, 2005 are shown below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored
enterprise obligations	—	—	$219,294	$(5,550)	$219,294	$(5,550)
Obligations of state and
political subdivisions	5,121	(54)	2,585	(48)	7,706	(102)
Mortgage-backed securities	17,394	(555)	80,734	(2,883)	98,128	(3,438)
Other	358	(39)	—	—	358	(39)

Total temporarily
impaired securities	$22,873	$(648)	$302,613	$(8,481)	$325,486	$(9,129)

At December 31, 2005 the total available for sale portfolio consisted of 124 individual securities, of which 90 securities were in an unrealized loss position. Securities that had an unrealized loss for a period greater than 12 months amounted to 75 specific securities. Management examined the Company’s portfolio for any impairment in value and took a $10.8 million impairment charge to reduce the carrying value of three high-yield investments in 2004. There are no such remaining high-yield investments in our portfolio. Management believes that the impairment of any securities at December 31, 2005 is temporary because unrealized losses at December 31, 2005 are due to increases in overall interest rates and not due to any specific credit deterioration.

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

The amortized cost and estimated fair values of investment securities at December 31, 2005 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2005
	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$35,693	$35,289	$60,612	$59,930
Due after one year through
five years	202,740	196,460	167,215	162,422
Due after five years
through ten years	18,809	18,375	6,101	5,939
Due after ten years	7,234	7,223	115	116
Mortgage-backed securities	71,767	70,857	101,566	98,128
Other	44,464	45,953	42,608	42,623

Total	$380,707	$374,157	$378,217	$369,158

The following table presents proceeds from sales of securities and the components of net securities gains (losses) (dollars in thousands):

	2005	2004	2003
Proceeds from sales	$160,034	$527,416	$271,934

Realized gains	$37	$251	$3,650
Realized losses	(2,023)	(764)	(1,803)
Realized losses from other than temporarily
impaired securities	—	(10,846)	—

Net realized gains (losses)	$(1,986)	$(11,359)	$1,847

At December 31, 2005, 2004 and 2003, investment securities with fair values of approximately $550,693,000, $576,221,000 and $742,069,000, respectively, were pledged to secure public deposits and for other purposes.

(6)	Loans

Loans are summarized as follows as of December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Real estate	$1,078,696	$1,305,186
Real estate-construction	1,058,847	792,063
Commercial	976,748	908,287
Agricultural	13,078	62,774
Consumer and other	24,122	31,754

	3,151,491	3,100,064
Loans within assets held for sale	—	(383,364)

	$3,151,491	$2,716,700

As discussed in note 3, loans of certain branches at December 31, 2004 were reclassified as held for sale in the summary above. At December 31, 2005, loans of $973,638,000 were pledged as collateral to the Federal Home Loan Bank.

Loans outstanding to directors and executive officers of Gold Banc and its subsidiaries were $31,710,000 and $30,264,000 at December 31, 2005 and 2004, respectively. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization considerations, and do not represent more than a normal risk of collection. Changes in such loans for 2005 were as follows (dollars in thousands):

Balance at December 31, 2004	$30,264
Additions	6,957
Amounts collected	(5,511)

Balance at December 31, 2005	$31,710

Impaired loans include all non-accrual loans and loans ninety days delinquent and still accruing interest. Impaired loans approximated $20,656,000, $15,693,000 and $32,370,000 at December 31, 2005, 2004 and 2003, respectively. The interest income not recognized on impaired loans was approximately $2,191,000, $1,474,000 and $1,454,000 in 2005, 2004, and 2003, respectively. Non-accrual loans amounted to $20,305,000, $15,100,000 and $23,131,000 at December 31, 2005, 2004 and 2003, respectively. Loans 90 days or more delinquent and still accruing interest amounted to $351,000, $593,000 and $9,239,000 at December 31, 2005, 2004 and 2003, respectively. Overdrafts reclassified as loans amounted to $2,113,000 and $1,567,000 as of December 31, 2005 and 2004, respectively.

The following table shows the recorded investment in impaired loans, the amount of that recorded investment for which there is a related allowance for credit losses and the amount of that allowance, and the amount of that recorded investment for which there is no related allowance for credit losses as of December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Impaired loans for which an allowance has
been established	$17,222	$12,982
Impaired loans for which no allowance has
been established	3,434	2,711

Total recorded investment in
impaired loans	$20,656	$15,693

Allowance for loan losses allocated to
impaired loans	$2,246	$1,273

The average balance of impaired loans for 2005 and 2004 was $21,935,000 and $26,358,000 based on month-end balances, respectively. The net amount of interest recorded on such loans during their impairment period aggregated $25,000, $43,000 and $955,000 in 2005, 2004 and 2003, respectively.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon which the extension of credit is based, relies on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties. The Company’s banking operations are located throughout the states of Kansas, Oklahoma, Missouri, and Florida; therefore, the Company’s loan portfolio has no unusual geographic concentrations of credit risk beyond the markets it serves.

Activity in the allowance for loan losses during the years ended December 31, 2005, 2004, and 2003, is as follows (dollars in thousands):

	2005	2004	2003
Balance at beginning of year	$32,108	$34,017	$33,439
Provision for loan losses	9,713	5,895	13,064
Allowance adjustment for branches sold	(2,303)	(1,820)	—
Allowance adjustment for credit card sale	—	(100)	—
Charge-offs	(5,143)	(6,953)	(13,522)
Recoveries	959	1,069	1,036

Balance at end of year	$35,334	$32,108	$34,017

During 2005 and 2004, the Company sold loans aggregating $346,000,000 and $216,600,000, respectively, as part of the sale of branch facilities. The related allowance for loan losses was included as part of the net assets sold to determine the gain on sale.

(7)	Premises and Equipment, net

Premises and equipment are summarized as follows as of December 31, 2005 and 2004 (dollars in thousands):

	Depreciable Life	2005	2004
Land	—	$8,669	$10,164
Buildings	39 years	30,622	35,561
Leasehold improvements	Term of lease	7,066	2,152
Furniture, fixtures, and equipment	5-7 years	33,160	33,818
Software	3 years	10,051	9,549
Automobiles	5 years	267	466

		89,835	91,710
Accumulated depreciation		36,000	35,951

		53,835	55,759
Premises and equipment held for sale		—	4,146

		$53,835	$51,613

As discussed in note 3, premises and equipment of certain branches at December 31, 2004 have been reclassified as held for sale in the summary above. Depreciation expense from continuing operations totaled $6,974,000, $6,505,000, and $6,653,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

The majority of the Company’s operations are conducted in premises owned by the Company. In some cases, leases have been entered into for equipment and space with terms that generally do not exceed ten years. Following is a schedule, by year, of future minimum lease payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2005 (dollars in thousands):

Year ending December 31,	Amount
2006	$6,229
2007	4,013
2008	3,752
2009	3,318
2010	2,336
Thereafter	9,374

Total minimum payments required	$29,022

The Company records rent expense over the term of the lease. Rent expense amounted to approximately $4,717,000, $3,712,000 and $3,491,000 for the years ended December 31, 2005, 2004, and 2003, respectively, and is included in net occupancy expense in the accompanying consolidated statements of operations.

(8)	Deposits

Deposits are summarized as follows as of December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Demand:
Non-interest bearing	$342,325	$371,380

Interest-bearing:
NOW	440,147	353,240
Money market	325,900	428,662

	766,047	781,902

Total demand	1,108,372	1,153,282
Savings	131,490	80,304
Time	1,794,269	1,903,374

	3,034,131	3,136,960
Deposits held for sale	—	350,186

	$3,034,131	$2,786,774

As discussed in note 3, deposits of certain branches at December 31, 2004 have been reclassified as held for sale in the summary above. Time deposits include certificates of deposit of $100,000 and greater totaling $538,348,000 and $527,591,000 at December 31, 2005 and 2004, respectively. Of these amounts, $326,154,000 and $596,918,000 were brokered deposits at December 31, 2005 and 2004, respectively.

Maturities of time deposits at December 31, 2005 were as follows (dollars in thousands):

Amount
Year
2006	$960,157
2007	556,203
2008	135,471
2009	98,088
2010	43,323
Thereafter	1,027

$1,794,269

(9)	Securities Sold Under Agreements to Repurchase

Data concerning securities sold under agreements to repurchase were as follows as of December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Average monthly balance during the year	$121,133	$133,501
Maximum month-end balance during the year	144,406	159,020
Balance at December 31	96,354	112,205

Weighted average interest rate	1.70%	1.10%

At December 31, 2005, such agreements were secured by investment and mortgage-backed securities. Pledged securities are placed with a safekeeping agent under the direction of the Company.

(10)	Federal Funds Purchased and Other Short-Term Borrowings

Following is a summary of federal funds purchased and other short-term borrowings at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Fed Funds purchased and Other	$52,342	$1,063
borrowings, weighted average
interest rates of 4.29% and 5.75% at
December 31, 2005 and 2004
Advances under a $25.0 million line of
credit from J. P. Morgan Chase Bank,
N.A., interest at LIBOR plus 1.25%
or interest at the J. P. Morgan
Chase prime rate, maturing on
October 1, 2006, secured by common
stock of subsidiary bank	—	—
Treasury, Tax and Loan	215	1,400

	$52,557	$2,463

(11)	Long-Term Borrowings

Following is a summary of long-term borrowings at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
FHLB borrowings by subsidiary bank bearing
weighted average fixed interest rates
of 4.68% and 4.47% at December 31, 2005
and 2004, secured by qualifying
one-to-four-family mortgage loans, with
maturity dates ranging to 2015	$482,565	$571,854
Long-term repurchase agreements by
subsidiary bank bearing weighted
average fixed interest rates of 2.28%
and 2.32% at December 31, 2005 and
2004, secured by investment securities,
maturing in 2006	80,000	80,000
Note payable of Gold Banc Corporation,
Inc. Employee Stock Ownership Plan,
weighted average interest rate of 6.24%
and 4.26% at December 31, 2005 and
2004, secured by 1,153,331 and
1,402,866 shares of Company common
stock at December 31, 2005 and 2004,
respectively, maturing in December 2006
(see note 15)	8,110	9,680

	$570,675	$661,534

Included in the carrying value of the FHLB debt is an unamortized fair value adjustment of $4,075,000 and $4,914,000 as of December 31, 2005 and 2004, respectively. The debt was hedged under a fair value hedge (see note 13) until November 30, 2004, at which time the related derivative was terminated. The unamortized gain will be amortized as an adjustment of interest expense over the life of the related FHLB debt, using the straight-line method which is not materially different from the effective interest method required under APB 21-“Interest on Receivables and Payables”. The amount recorded as additional interest was $844,000 and $800,000, as of December 31, 2005 and 2004, respectively. Termination of the debt would result in accelerated amortization of the remaining balance into interest expense.

Principal maturities of long-term borrowings at December 31, 2005 are as follows (dollars in thousands):

Year ending December 31,	Amount
2006	$228,928
2007	25,510
2008	44,723
2009	13,125
2010	102,127
Thereafter	160,337

574,750

Unamortized gain	(4,075)

Total	$570,675

None of the Company borrowings have any related compensating balance requirements, which restrict the usage of Company assets. However, regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of the amounts shown as consolidated “cash and due from banks” from everyday usage in operation of the Bank.

(12)	Subordinated-Debt

Following is a summary of subordinated-debt and trust preferred securities at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Subordinated-debt securities maturing November 2011 with semiannual interest at a variable rate, based upon the six-month LIBOR plus 3.75%
(8.42% as of December 31, 2005)	$30,000	$30,000
Subordinated-debt securities maturing on April 23, 2034, may be redeemed, at the option of the Company, after April 23, 2009, interest rate fixed at 5.80% for a five-year period through April 23, 2009; thereafter,
interest is at a floating rate equal to LIBOR plus 2.75%, adjustable quarterly	16,495	16,495
Subordinated-debt securities maturing on April 7, 2034, may be redeemed, at the option of the Company, after April 7, 2009, interest rate floating equal to LIBOR plus 2.75% (6.90% as of December 31, 2005),
adjustable quarterly	30,928	30,928
Subordinated-debt securities maturing on December 15, 2034, may be redeemed, at the option of the Company, after December 15, 2009, interest rate fixed at 6.00% for a five-year period through December 15, 2009; thereafter,
interest is at a floating rate equal to LIBOR plus 2.10%, adjustable quarterly	39,176	39,176

	$116,599	$116,599

Subordinated-Debt. The Company’s floating rate subordinated-debt securities mature November 2011 and pay interest semiannually at a variable rate, based upon the six-month LIBOR plus 3.75%.

Total expenses associated with the issuance of the floating rate subordinated-debt securities were $910,000 and are being amortized on a straight-line basis for five years. Amortization during the years ended December 21, 2005, 2004 and 2003, and included in interest expense, was $182,000, $182,000, and $182,000, respectively.

Trust-Preferred Securities. The Company formed three statutory trusts during 2004 to issue a total of $84.0 million in trust preferred securities. The three offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company owns 100% of the common securities of all three trusts. The trusts were formed with the sole purpose of issuing the trust-preferred securities and investing the proceeds from the sale of such trust-preferred securities in subordinated debentures issued by the Company. The debentures held by the trusts are the sole assets of the trusts. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of the three trusts under the preferred securities.

The Company formed Gold Banc Trust III on March 11, 2004. Effective March 15, 2004, Gold Banc Trust III issued $16,000,000 of trust-preferred securities to institutional investors. Gold Banc Trust III used the proceeds from the issuance of the trust-preferred securities, as well as the Company’s $495,000 capital investment in the trust, to purchase $16,495,000 of junior subordinated debt securities issued by the Company. The debentures mature on April 23, 2034, and may be redeemed, at the option of the Company, after April 23, 2009. The interest rate of the debentures is fixed at 5.80% for a five-year period through April 23, 2009. Thereafter, interest is at a floating rate equal to LIBOR plus 2.75%, adjustable quarterly. Interest is payable quarterly. The trust-preferred securities carry an interest rate identical to that of the related debenture.

The Company formed Gold Banc Trust IV on March 12, 2004. Effective March 15, 2004, Gold Banc Trust IV issued $30 million of trust-preferred securities to institutional investors. Gold Banc Trust IV used the proceeds from the issuance of the trust-preferred securities, as well as the Company’s $928,000 capital investment in the trust, to purchase $30,928,000 of floating rate junior subordinated debt securities issued by the Company. The debentures mature on April 7, 2034 and may be redeemed, at the option of the Company, after April 7, 2009. The interest rate of the debentures is a floating rate equal to LIBOR plus 2.75%, adjustable quarterly. Interest is payable quarterly. The trust preferred securities carry an interest rate identical to that of the related debenture.

On April 22, 2004, the Company used the proceeds of Gold Banc Trust III’s and Gold Banc Trust IV’s issuance of trust-preferred securities to redeem (i) $16,249,420 in principal amount of the 8.50% Preferred Securities previously issued by Gold Banc Capital Trust, formerly ABI Capital Trust and (ii) $28,750,000 in principal amount of the 8.75% Preferred Securities previously issued by GBCI Capital Trust.

The Company formed Gold Banc Capital Trust V on November 8, 2004. Effective November 10, 2004, Gold Banc Capital Trust V issued $38 million of trust-preferred securities to institutional investors. Gold Banc Capital Trust V used the proceeds from the issuance of the trust-preferred securities, as well as the Company’s $1,176,000 capital investment in the trust, to purchase $39,176,000 of junior subordinated deferrable interest debentures issued by the Company. The debentures mature on December 15, 2034, and may be redeemed, at the option of the Company after December 15, 2009. The interest rate of the debentures is fixed at 6.00% for a five-year period through December 15, 2009. Thereafter, interest is at a floating rate equal to LIBOR plus 2.10%. Interest is payable quarterly. The trust-preferred securities carry an interest rate identical to that of the related debenture. On November 15, 2004, the Company used the proceeds of Gold Banc Capital Trust V’s issuance of trust-preferred securities to redeem $37,550,000 in principal amount of the 9.12% Preferred Securities previously issued by GBCI Capital Trust II.

Total capitalized costs associated with the issuance of the trust-preferred securities during 2004 were $369,000, which are being amortized on a straight-line basis over the life of the related obligations. During 2004, $3,290,000 of prepaid offering costs were written off related to the redemption of the trust-preferred securities issued by GBCI Capital Trust, GBCI Capital Trust II and Gold Banc Capital Trust and are included in other expenses. Amortization of issuance costs for all trusts (including those retired) during the years ended December 31, 2005, 2004 and 2003, included in interest expense, aggregated $21,000, $77,000 and $125,000, respectively.

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

In August 2003, the Company entered into seven interest rate swap agreements with an aggregate notional amount of $190 million for the purpose of effectively converting $190 million of fixed-rate FHLB borrowings into floating rate obligations. These interest rate swaps are derivative financial instruments and were designated as fair value hedges of the FHLB borrowings. Each swap had a notional amount equal to the outstanding principal amount of the related FHLB borrowings, together with the same payment dates, maturity dates and call provisions as the related FHLB borrowings. Under each of the swaps, the Company paid interest at a variable rate equal to a spread over 30-day LIBOR, adjusted monthly, and the Company received a fixed rate equal to the interest that it was obligated to pay on the related FHLB borrowings. As a result of the issuance of Statement 133 Issue G25 “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans” (G25) in July 2004, the Company opted to terminate these fair value hedges on November 30, 2004, for new cash flow hedges of pools of prime-based loans (discussed below) now permitted under G25. As a result of the termination of these hedges, a cash payment of $5.4 million was made to the counterparty. A loss of $0.6 million due to hedging ineffectiveness was recognized in interest expense during 2004 for these derivatives.

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

During the year ended December 31, 2005, we received net cash flows of $1.6 million under the three prime-based loan pools related cash flow swaps, which was recorded as additional interest income on loans. During the year ended December 31, 2005, no losses were recognized in earnings on these cash flow hedges due to hedging ineffectiveness. Approximately $4.0 million of mark-to-market revaluation was recognized in accumulated other comprehensive loss, with approximately $2.2 million recognized as a deferred tax liability. The fair value of the derivatives is a liability of $5.2 million and is reported in accrued interest and other liabilities in the consolidated balance sheets at December 31, 2005.

During the year ended December 31, 2004, we received net cash flows of $1.5 million under the trust preferred securities related fair value swaps and $3.5 million on the FHLB debt related fair value swaps for a total of $5.0 million, which was recorded as a reduction of interest expense on borrowings. During the year ended December 31, 2004, we received net cash flows of $0.3 million on the seven prime-based loan pools related cash flow swaps, which was recorded as additional interest income on loans. During the year ended December 31, 2004, no losses were recognized in earnings on the cash flow hedges due to hedging ineffectiveness. Approximately $0.7 million of mark-to-market revaluation was recognized in accumulated other comprehensive income, with approximately $0.3 million recognized as a deferred tax liability. The fair value of the derivatives is an asset of $1.0 million and is reported in accrued interest and other assets in the consolidated balance sheets at December 31, 2004.

Derivative financial instruments held by the Company for purposes of managing interest rate risk are summarized as follows:

	December 31,
	2005		2004
	Notional Amount	Credit exposure	Notional Amount	Credit exposure
	(Dollars in thousands)

Interest rate swaps	$190,000	—	$190,000	1,300

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. The amount of collateral the Company has pledged is $7,397,395.

(14)	Income Taxes

Income tax expense (benefit) related to continuing operations for 2005, 2004, and 2003 is summarized as follows (dollars in thousands):

	Current	Deferred	Total
2005:
Federal	$36,047	$(6,958)	$29,089
State	2,158	(66)	2,092

	$38,205	$(7,024)	$31,181

2004:
Federal	$12,878	$(2,243)	$10,635
State	1,047	(796)	251

	$13,925	$(3,039)	$10,886

2003:
Federal	$13,003	$(747)	$12,256
State	1,054	334	1,388

	$14,057	$(413)	$13,644

Income tax benefit from discontinued operations was $297,000, and $2,231,000 for the years ended December 31, 2004 and 2003, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred-tax assets and deferred-tax liabilities at December 31, 2005 and 2004 are presented below (dollars in thousands):

	2005	2004
Deferred-tax assets:
Allowance for loan losses	$12,497	$11,442
Unrealized loss on AFS securities	5,731	2,977
Restricted stock awards	1,029	366
State net operating losses	9,156	8,907
Other	1,553	1,276

Total deferred assets before valuation allowance	29,966	24,968

Valuation allowance	(9,156)	(8,907)

Total deferred tax assets	20,810	16,061

Deferred-tax liabilities:
FHLB stock dividends	727	694
Premises and equipment	2,182	3,560
Deferred income	91	328
Real estate investment trust income	—	3,224
Other	1,720	1,942

Total deferred-tax liabilities	4,720	9,748

Net deferred-tax assets	$16,090	$6,313

The Company carries a valuation allowance to reduce certain state net operating loss carry forwards which expire at various times through 2024. At December 31, 2005 and 2004, the Company believes it is more likely than not that these items will not be realized.

The Company has deferred income for tax purposes related to its investment in a Real Estate Investment Trust due to a different tax year for a subsidiary entity. As a result of a regulation promulgated by the Treasury Department in 2002, this income was included in taxable income ratably over a four-year period beginning in 2002. The deferred income tax liability was exhausted as of December 31, 2005

A reconciliation of expected income tax expense from continuing operations, based on the statutory rate of 35% for 2005, 2004, and 2003, to actual tax expense for 2005, 2004, and 2003 is summarized as follows (dollars in thousands):

	2005	2004	2003
Expected federal income tax expense	$27,762	$10,683	$16,256
Tax-exempt interest	(349)	(1,256)	(2,498)
State taxes, net of federal tax benefit	1,360	163	902
Bank-owned life insurance	(1,329)	(1,318)	(1,331)
IRS Settlement on high-yield bonds	3,485	—	—
Non-deductible portion of qui tam lawsuit
settlement	—	1,512	—
ESOP compensation expense	545	602	243
Other	(293)	500	72

	$31,181	$10,886	$13,644

On October 17, 2005, the Bank entered into three settlement agreements with the IRS arising from the Bank’s purchase of $14.2 million in multifamily housing revenue bonds in 2001 and 2002. The Bank made a one-time $3.5 million cash payment in full settlement of all claims made by the IRS. The payment is reflected as additional income tax expense in 2005.

(15)	Employee Benefit Plans

The Gold Banc Corporation, Inc. Employee Stock Ownership Plan (ESOP) was formed to acquire shares of Company common stock for the benefit of all eligible employees. At December 31, 2005 and 2004, the ESOP borrowings, used to acquire shares of the Company’s common stock on the open market, totaled $8,110,000 and $9,680,000, respectively, and were secured by 1,153,331 and 1,402,866, respectively, unallocated shares of Company common stock. The ESOP will repay the debt with contributions and dividends received from the Company. Accordingly, the Company has recorded the obligation (see Note 11) with an offsetting amount of unearned compensation included in stockholders’ equity in the accompanying consolidated balance sheets. The amount of annual contributions from the Company is determined by the Board of Directors. Contributions were approximately $2,083,000, $1,618,000, and $2,342,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The 2005, 2004 and 2003 contributions were used to make principal payments of $1,570,000, $1,945,000, and $1,807,000. The fair value of the unallocated shares at December 31, 2005 aggregated approximately $21,014,000.

The Company has a 401(k) savings plan for the benefit of all eligible employees. The Company matched 50% of employee contributions up to 5% of base compensation, subject to certain Internal Revenue Service limitations. Contributions charged to salaries and employee benefits expense were $527,000, $696,000, and $913,000 for 2005, 2004, and 2003, respectively.

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

	2005		2004		2003
	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
Outstanding at beginning of year	895,060	$ 8.67	1,283,921	$ 8.62	1,561,699	$ 8.18
Granted	35,000	13.40	45,000	14.40	415,750	10.42
Forfeited	(63,400)	9.08	(124,451)	9.87	(423,095)	9.44
Exercised	(96,269)	8.04	(309,410)	8.80	(270,433)	7.69

Outstanding at end of year	770,391	8.97	895,060	8.67	1,283,921	8.62

Options exercisable at year-end	549,991	$ 9.01	437,660	$ 7.88	579,587	$ 8.18

The following table summarizes information about the plan’s stock options at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.00-5.25	42,942	3.49	$4.87	42,942	$4.87
6.58-6.81	72,609	2.67	6.79	72,609	6.79
7.03-8.05	323,840	5.69	7.30	199,040	7.28
8.85-11.03	227,500	7.11	10.62	134,900	10.50
12.12-13.25	26,000	4.69	12.80	23,000	12.80
14.40-18.38	77,500	6.92	14.08	77,500	14.08

$4.00-18.38	770,391	5.79	$8.97	549,991	$9.01

Below are the fair values of options granted using an option pricing model and the model assumptions:

	2005	2004	2003
Weighted per share average fair value at
grant date	$7.10	$4.02	$4.06
Assumptions:
Dividend yield	0.93%	0.79%	1.09%
Volatility	20.75%	23.97%	28.44%
Risk-free interest rate	4.39%	4.22%	3.78%
Expected life	5	5	5

During 2005, the Company awarded 188,100 shares of restricted stock and 125,400 restricted stock units to certain employees of the Company. The awards vest over periods ranging up to 5 years. During 2004, the Company awarded 32,000 shares of restricted stock and 21,333 restricted stock units to certain employees of the Company. The awards vest over a two-year period. During 2003, the Company awarded 211,000 shares of restricted stock and 140,667 restricted stock units to certain employees of the Company. The awards vest over periods ranging up to 3 years. Except for restrictions placed on the transferability of restricted stock, holders of restricted stock have full stockholders’ rights during the term of restriction, including voting rights and the rights to receive dividends. During 2005 and 2004, respectively, 35,600 and 98,800 shares of restricted stock and 23,733 and 2,000 restricted stock units vested, and the Company recorded additional salaries and benefits expense of $1,577,000, $3,300,000 and $1,600,000 in 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, 171,900 and 86,600 shares of unvested restricted stock and 114,600 and 57,733 restricted stock units were outstanding, respectively.

All of these restricted stock units, awards and options vested on January 25, 2006 with the Company’s shareholders’ approval of the Merger.

(16)	Intangible Assets and Goodwill

The following table presents information about the Company’s intangible assets as of December 31, 2005 and 2004:

	2005		2004
	Gross Carrying Amount	Accumulated amortization	Gross Carrying Amount	Accumulated amortization
	(In thousands)

Core deposit intangible	$7,508	$2,923	$7,508	$2,172

As of December 31, 2005, the Company does not have any finite lived intangible assets that are not being amortized. Aggregate amortization expense on intangible assets for the years ended December 31, 2005 and 2004 was $751,000 and $751,000, respectively. The estimated average useful life of such finite lived intangible assets is 10 years on a straight-line basis. Estimated annual amortization expense for the years ending December 31, 2006 through 2010 is as follows (dollars in thousands).

2006	$751
2007	751
2008	751
2009	751
2010	751

In accordance with FASB 142, the Company is required to perform an annual impairment analysis of its existing goodwill. The Company’s goodwill impairment evaluation as of December 31, 2005 indicated that no impairment of goodwill existed. Goodwill of $1,232,000 was allocated to the five branches in Oklahoma sold during 2005. Goodwill of $598,000 was allocated to the seven branches in Kansas sold during 2004. Net assets of discontinued operation included $416,000 of goodwill at December 31, 2003. As described in Note 2, the Company reduced the carrying value of goodwill associated with CompuNet by $4,145,000 in 2003 in connection with the discontinued operation and completed sale of CompuNet in 2004.

(17)	Financial Instruments with Off-Balance-Sheet Risk

Financial instruments that represent off-balance-sheet credit risk consist of open commitments to extend credit, irrevocable letters of credit, and loans sold with recourse. Open commitments to extend credit and irrevocable letters of credit amounted to approximately $1,330,800,000 at December 31, 2005. Such agreements require the Company to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company upon extension of credit) is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

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

At December 31, 2005 and 2004, a liability in the amount of $1,178,000 and $893,000 respectively, representing the carrying value of the guarantee obligations associated with standby letters of credit (included in the above total of open commitments), was recorded in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” that requires recognition of the fair value of the liability related to the guarantee issued under standby letters of credit. These balances will be amortized over the life of the commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $112,000,000 and $97,700,000 at December 31, 2005 and 2004, respectively.

(18)	Other Expense

Significant items included in other expense in the consolidated statements of operations:

	2005	2004	2003
	(Dollars in thousands)

Marketing and advertising	$2,196	$2,996	$2,735
Postage, delivery and supplies	1,955	2,651	3,306
Telephone	1,848	1,921	2,076
Loan and real estate owned expenses	1,686	2,051	2,235
Contribution to the Greater KC Community Foundation	1,500	—	—
Travel	1,318	1,219	1,258
Regulatory assessments and taxes	855	1,575	1,278
Core deposit intangible amortization	751	751	751
Insurance	728	776	707
Dues and subscriptions	471	518	592
Directors fees and expenses	320	525	579
Acquisition expenses	117	1,265	—
Other expenses	474	3,162	6,057

	$14,219	$19,410	$21,574

(19)	Disclosures about the Fair Value of Financial Instruments

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”. The Company and its subsidiaries have determined the estimated fair value amounts by using available market information and valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company and its subsidiaries could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material impact on the estimated fair value amounts.

The estimated fair value of the Company’s financial instruments is as follows (dollars in thousands):

	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and cash equivalents	$76,211	$76,211	$108,297	$108,297
Investment securities	752,548	746,330	916,021	915,451
Mortgage loans held for sale	7,851	7,867	5,724	5,724
Loans	3,116,157	3,095,288	2,684,592	2,664,681
Loans held for sale	—	—	383,364	383,364
Deposits	3,034,131	3,015,263	2,786,774	2,769,947
Securities sold under agreements
to repurchase	96,354	96,354	112,205	112,205
Federal funds purchased and
other short-term borrowings	52,557	52,557	2,463	2,463
Long-term financial borrowings
and subordinated debt	687,274	684,059	778,133	791,369
Deposits held for sale	—	—	350,186	384,186
Derivative financial instruments	(5,164)	(5,164)	995	995

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents — The carrying amounts of cash and due from banks, federal funds sold and interest-bearing deposits approximate fair value. Federal funds sold generally mature in ninety days or less.

•	Investment securities — Various methods and assumptions were used to estimate fair value of the investment securities. For investment securities, excluding other securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The carrying value of other securities approximates fair values.

•	Mortgage loans held for sale — The fair value of mortgage and student loans held for sale equals the contractual sales price agreed-upon with third-party investors.

•	Loans — The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	Deposits — The fair value of demand deposits, savings accounts, and money market deposits are the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

•	Federal funds purchased and other short-term borrowings — For these instruments, the current carrying amount is a reasonable estimate of fair value.

•	Long-term borrowings and subordinated debt — The fair value of long-term borrowings and subordinated debt is estimated using discounted cash flow analyses based on the Company’s and subsidiaries’ current incremental borrowing rates for similar types of borrowing arrangements.

•	Derivative financial instruments — The fair value of derivative financial instruments is based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, based on dealer quotes.

•	Loans and deposits held for sale – The fair value of assets and liabilities held for sale is based on the contractual premium in the branch purchase and assumption agreement.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005, and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the consolidated financial statements since that date and; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

(20)	Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the table below on a consolidated basis, dollars in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. At December 31, 2005 and 2004, total risk-based and Tier 1 capital includes approximately $86,599,000, respectively, of trust-preferred securities issued by GBCI Trust III, GBCI Trust IV and GBCI Trust V. At December 31, 2003, total risk-based and Tier 1 capital included approximately $82,549,000 of trust preferred securities issued by GBCI Capital Trust, GCBI Capital Trust II, and ABI Capital Trusts, which is permitted under regulatory guidelines. As of December 31, 2005, the Company meets all capital adequacy requirements to which it is subject.

The following table sets forth the capital requirements for the Company and its bank subsidiary(ies) (dollars in thousands):

	2005			2004			2003
	Actual		Minimum required	Actual		Minimum required	Actual		Minimum required
	Amount	Ratio	(A)	Amount	Ratio	(A)	Amount	Ratio	(A)
Total capital
(to risk-weighted assets):
Gold Banc Corporation	$405,912	11.15%	$291,824	$388,451	11.08%	$280,456	$361,002	10.78%	$267,955
Gold Bank	397,224	10.59	300,074	377,217	10.81	279,066	—	—	—
Gold Bank – Oklahoma	—	—	—	—	—	—	89,290	11.39	62,728
Gold Bank – Florida	—	—	—	—	—	—	63,355	10.04	50,500
Gold Bank – Kansas	—	—	—	—	—	—	195,768	10.13	154,554

Tier 1 capital
(to risk-weighted assets):
Gold Banc Corporation	$346,926	9.53%	$145,591	$326,808	9.32%	$140,228	$296,985	8.87%	$133,978
Gold Bank	361,890	9.65	150,037	345,109	9.89	139,533	—	—	—
Gold Bank – Oklahoma	—	—	—	—	—	—	80,856	10.31	31,364
Gold Bank – Florida	—	—	—	—	—	—	57,735	9.15	25,250
Gold Bank – Kansas	—	—	—	—	—	—	175,806	9.10	72,277

Tier 1 capital
(to adjusted quarterly
average assets)
(leverage ratio):
Gold Banc Corporation	$346,926	8.44%	$169,217	$326,808	7.75%	$168,712	$296,985	7.01%	$169,478
Gold Bank	361,890	8.84	163,762	345,109	8.14	169,546	—	—	—
Gold Bank – Oklahoma	—	—	—	—	—	—	80,856	7.29	44,379
Gold Bank – Florida	—	—	—	—	—	—	57,735	7.16	32,276
Gold Bank – Kansas	—	—	—	—	—	—	175,806	7.49	93,834

During 2004, the banking operations of Gold Bank – Oklahoma, Gold Bank – Florida and Gold Bank – Kansas were merged into a single banking subsidiary known as Gold Bank.

(21)	Parent Company Condensed Financial Statements

Following is condensed financial balance sheet information of the Company as of December 31, 2005 and 2004 and condensed statements of operations and cash flows information for the three years ended December 31, 2005 (dollars in thousands):

Condensed Balance Sheets
December 31, 2005 and 2004

Assets	2005	2004
Cash	$2,925	$3,285
Investment securities	212	1,220
Investment in subsidiaries	393,223	387,246
Other	7,293	8,226

Total assets	$403,653	$399,977

Liabilities and Stockholders' Equity
Subordinated debt	$116,599	$116,599
Borrowings	8,110	9,680
Other	1,499	3,314

Total liabilities	126,208	129,593

Stockholders' equity	277,445	270,384

Total liabilities and stockholders' equity	$403,653	$399,977

Condensed Statements of Operations
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Dividends from subsidiaries	$46,000	$6,600	$5,435
Management fees from subsidiaries	8,357	8,647	4,989
Interest income	170	236	208
Gains (losses) on sale of investments	(243)	(30)	57
Other Expense, net	(28,045)	(30,853)	(18,851)

Income (loss) before equity
in undistributed earnings
of subsidiaries	26,239	(15,400)	(8,162)
Equity in undistributed earnings of subsidiaries	12,662	24,460	30,919

Earnings before
income tax	38,901	9,060	22,757
Income tax benefit (expense)	9,238	10,027	6,653

Net earnings	$48,139	$19,087	$29,410

Condensed Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$48,139	$19,087	$29,410
Non-cash compensation expense	1,577	2,493	1,642
Allocation of ESOP shares	3,126	3,890	2,657
Non-cash portion of recovery from
restitution agreement	—	—	(2,300)
Equity in undistributed earnings
of subsidiaries	(56,662)	(24,465)	(38,728)
(Gain) loss on sales of investment
securities	243	30	(57)
Other	(1,726)	985	(394)

Net cash provided by (used
in) operating activities	(5,303)	2,020	(7,770)

Cash flows from investing activities:
Net change in investment securities	765	(355)	13,635
Net disposals (additions) to premises
and equipment	142	(539)	(801)
Net dividends (capital contributions)
from/to subsidiaries	45,685	(13,982)	(549)

Net cash provided by (used
in) investing activities	46,592	(14,876)	12,285

Cash flows from financing activities:
Net change in borrowings	(1,570)	(3,195)	(125)
Purchase of treasury stock	(33,889)	—	(6,896)
Proceeds from sale of treasury stock	—	—	5,727
Proceeds from the issuance of common stock	714	2,717	2,083
Tax benefit of exercise of stock options	116	996	—
Net proceeds from subordinated debt	—	18,249	—
Payment of dividends	(7,020)	(4,809)	(4,720)

Net cash provided by (used
in) financing activities	(41,649)	13,958	(3,931)

Net increase (decrease) in cash	(360)	1,102	584

Cash at beginning of year	3,285	2,183	1,599

Cash at end of year	$2,925	$3,285	$2,183

The primary source of funds available to the Company is the payment of dividends by the subsidiaries and borrowings. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries’ regulatory agencies. At December 31, 2005, the Bank could pay dividends of $34.7 million without prior regulatory approval.

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

The amount of income tax expense or benefit allocated to each component of other comprehensive income is as follows:

	Unrealized Before-tax Amount	Tax (expense) or benefit	Net of tax amount
	(Dollars in thousands)
Year ended December 31, 2005
Unrealized gains on securities:
Unrealized holding gains (losses)	$(4,355)	$1,524	$(2,831)
Reclassification adjustment for (gains)
losses included in net earnings	1,986	(695)	1,291
Change in unrealized gain on cash-flow swaps	(6,158)	2,155	(4,003)
Amortization of unrealized loss on investment
securities transferred from
available-for-sale to held-to-maturity
portfolio	835	(292)	543

Other comprehensive income (loss)	$(7,692)	$2,692	$(5,000)

Year ended December 31, 2004
Unrealized gains on securities:
Unrealized holding gains (losses)	$(17,869)	$6,361	$(11,508)
Reclassification adjustment for (gains)
losses included in net earnings	11,359	(3,976)	7,383
Change in unrealized gain on cash-flow swaps	995	(348)	647
Amortization of unrealized loss on investment
securities transferred from
available-for-sale to held-to-maturity
portfolio	435	(152)	283

Other comprehensive income (loss)	$(5,080)	$1,885	$(3,195)

Year ended December 31, 2003
Unrealized gains on securities:
Unrealized holding gains (losses)	$(7,729)	$2,597	$(5,132)
Reclassification adjustment for (gains)
losses included in net earnings	(1,847)	678	(1,169)

Other comprehensive income (loss)	$(9,576)	$3,275	$(6,301)

(23)	Loss Contingencies

In the ordinary course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. The Company is named as a defendant in lawsuits related to Farm Service Agency loans. Claims for significant monetary damages are asserted in certain of these actions and proceedings. Due to the inherent difficulty of predicting the outcome of such matters, the Company cannot ascertain what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, the Company does not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position or liquidity of the Company although they could have a material effect on net income for a given period. The Company intends to defend itself vigorously against all of the claims asserted in these matters. Accordingly, no accrual for a loss contingency on this litigation has been made in the Company’s consolidated financial statements as the Company is unable to reasonably estimate a loss or range of potential loss.

(24)	Summary of Operating Results by Quarter – Unaudited (in thousands, except share data)

	Three Months Ended
2005	March 31	June 30	Sept. 30	Dec. 31
Interest income	$57,011	59,630	58,397	$63,038
Interest expense	26,711	28,357	28,859	32,093
Net interest income	30,300	31,273	29,538	30,945
Net loans, including loans held for sale	2,793,121	2,915,933	3,006,949	3,124,008
Non-performing loans	17,784	25,846	21,696	20,656
Provision for loan losses	1,252	4,033	2,088	2,340
Non-interest income	6,437	38,701	6,791	4,603
Non-interest expense	24,323	25,537	21,278	18,417
Net earnings	8,123	25,265	4,996	9,755
Total assets	4,365,317	4,094,592	4,076,770	4,179,144
Non-performing assets	21,479	29,648	25,711	24,305

	Three Months Ended
2004	March 31	June 30	Sept. 30	Dec. 31
Interest income	$50,516	48,852	50,449	$54,319
Interest expense	21,976	21,374	21,519	23,873
Net interest income	28,540	27,478	28,930	30,446
Net loans, including loans held for sale	2,822,072	2,834,588	2,881,057	3,067,956
Non-performing loans	28,728	28,462	21,957	15,693
Provision for loan losses	2,864	1,447	459	1,125
Non-interest income	24,747	13,378	(4,463)	5,657
Non-interest expense	28,828	37,883	26,855	24,728
Income (loss) from continuing operations	13,858	309	(1,846)	7,317
Loss from discontinued operation, net of tax	(551)	—	—	—
Net earnings (loss)	13,307	309	(1,846)	7,317
Total assets	4,288,226	4,188,461	4,262,968	4,330,376
Non-performing assets	34,515	34,576	33,406	19,567

	Three Months Ended
2003	March 31	June 30	Sept. 30	Dec. 31
Interest income	$51,973	52,291	52,503	$53,122
Interest expense	23,332	23,970	22,627	21,731
Net interest income	28,461	28,321	29,876	31,391
Net loans, including loans held for sale	2,746,231	2,830,957	2,853,060	2,977,021
Non-performing loans	24,748	20,114	19,733	32,371
Provision for loan losses	3,550	3,025	3,034	3,455
Non-interest income	8,444	10,761	10,829	11,524
Non-interest expense	24,252	25,996	23,995	25,858
Income from continuing operations	6,848	7,159	9,770	9,027
Income (loss) from discontinued operation, net of tax	(139)	126	(1,554)	(1,826)
Net earnings	6,709	7,285	8,216	7,201
Total assets	3,990,964	4,169,466	4,158,782	4,322,625
Non-performing assets	31,172	27,332	26,585	39,032

	Three Months Ended
Per Share 2005	March 31	June 30	Sept. 30	Dec. 31
Net earnings from continuing operations - basic	$0.21	$0.67	$0.13	$0.27
Net loss from discontinued operation - basic	—	—	—	—
Net earnings - basic	0.21	0.67	0.13	0.27
Net earnings from continuing operations – diluted	0.21	0.66	0.13	0.26
Net loss from discontinued operation – diluted	—	—	—	—
Net earnings – diluted	0.21	0.66	0.13	0.26
Dividends	0.03	0.05	0.05	0.05

	Three Months Ended
Per Share 2004	March 31	June 30	Sept. 30	Dec. 31
Net earnings (loss) from continuing operations - basic	$0.35	$0.01	$(0.05)	$0.19
Net loss from discontinued operation - basic	(0.01)	—	—	—
Net earnings (loss) - basic	0.34	0.01	(0.05)	0.19
Net earnings (loss) from continuing operations – diluted	0.35	0.01	(0.05)	0.19
Net loss from discontinued operation – diluted	(0.01)	—	—	—
Net earnings (loss) – diluted	0.34	0.01	(0.05)	0.19
Dividends	0.03	0.03	0.03	0.03

	Three Months Ended
Per Share 2003	March 31	June 30	Sept. 30	Dec. 31
Net earnings from continuing operations - basic	$0.18	$0.19	$0.26	$0.23
Net loss from discontinued operation - basic	—	—	(0.04)	(0.05)
Net earnings-basic	0.18	0.19	0.22	0.18
Net earnings from continuing operations – diluted	0.18	0.19	0.26	0.23
Net loss from discontinued operation – diluted	—	—	(0.04)	(0.05)
Net earnings - diluted	0.18	0.19	0.22	0.18
Dividends	0.03	0.03	0.03	0.03

Interest income, net interest income and non-interest expense as set forth above differ from amounts reported in the Company’s previously filed Form 10-Qs for fiscal years 2003 and 2004 because of the reclassification of direct costs of loan origination as a reduction of interest income in accordance with the provisions of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of our 2005 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control ¯ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment made under Internal Control ¯ Integrated Framework, management has concluded that our internal control over financial reporting as of December 31, 2005 is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that follows.

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluations, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Gold Banc Corporation, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Gold Banc Corporation, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gold Banc Corporation, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Gold Banc Corporation, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Gold Banc Corporation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gold Banc Corporation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
March 13, 2006

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The Board of Directors is divided into three classes, elected for terms of three years and until their successors are elected and qualified.

Class I – Term Expiring 2006

Malcolm M. Aslin, 58, was appointed to the Board of Directors on February 11, 1999. He has served as our Chief Executive Officer since March 17, 2003 and as our President and Chief Operating Officer since February 10, 1999. From October 1995 until February 10, 1999, Mr. Aslin served as (a) Chairman of the Board of Western National Bank and Unison Bancorporation, Inc. in Lenexa, Kansas and (b) Chairman and Managing Director of CompuNet Engineering, L.L.C., a Lenexa, Kansas computer service business we acquired in February 1999 and sold in February 2004. From May 1994 until May 1995, Mr. Aslin served as President of Langley Optical Company, Inc., a wholesale optical laboratory located in Lenexa, Kansas. Prior to purchasing Langley Optical Company, Mr. Aslin spent more than 22 years in various positions with UMB Banks and United Missouri Financial Corporation, including President, Chief Operating Officer and Director of United Missouri Bancshares, Inc. and President and Director of UMB’s Kansas City bank, United Missouri Bank of Kansas City, N.A.

Daniel P. Connealy, 59, was appointed to the Board of Directors on April 22, 2003. In addition to his position as a Director, Mr. Connealy serves as Chairman of the Audit Committee. Mr. Connealy also serves as a member of the joint Board of Trustees of Frank Russell Investment Company and the Russell Investment Company and is currently the Chief Financial Officer at Waddell & Reed, Inc. Mr. Connealy previously served as Vice President and Chief Financial Officer of Stilwell Financial Inc. Prior to joining Stilwell, he was a partner for 22 years with PricewaterhouseCoopers LLP, where he was employed for more than 32 years. While at PricewaterhouseCoopers, he specialized in service to asset managers and related fund companies.

D. Patrick Curran, 61, was appointed to the Board of Directors on April 26, 2000. In addition to his position as a Director, Mr. Curran serves as Chairman of the Compensation Committee and serves as a member of the Nominating and Corporate Governance Committee. Mr. Curran is a Chief Executive Officer-level executive with expertise in restructuring, leveraged buyouts, acquisitions, divestitures and international joint venture formation and is a Managing Director of C3 Holdings, LLC, a private equity fund. Mr. Curran also served on the Board of Directors of First Business Bank of Kansas City, which we acquired in 2000.

Class II – Term Expiring 2007

Allen D. Petersen, 65, was appointed to the Board of Directors on July 31, 1997. Since 2002 Mr. Petersen has been Chairman of Draupnir, LLC, a private equity fund. In addition to his position as a Director, Mr. Petersen serves as a member of the Compensation Committee. Mr. Petersen was the Chairman and Chief Executive Officer of American Tool Companies until its sale in 2002. Mr. Petersen also serves on the Board of Directors of AMCON Distributing Company.

J. Gary Russ, 56, was appointed to the Board of Directors on April 26, 2000. In addition to his position as a Director, Mr. Russ serves as a member of the Nominating and Corporate Governance Committee. Mr. Russ served as non-executive Chairman of the Board of Gold Bank-Florida until it merged with Gold Bank-Kansas, on August 31, 2004. For more than five years, Mr. Russ has been the Manager and General Partner of Citrus Groves, Ltd.

Donald C. McNeill, 54, was appointed to the Board of Directors on April 26, 2000. In addition to his position as a Director, Mr. McNeill serves as a member of the Compensation Committee. Mr. McNeill served as Chairman and Chief Executive Officer of CountryBanc, which we acquired in 2000. For twenty years, he has served as President, director and principal stockholder of Banc West, Inc. He is also a director of Bank of the West, a wholly-owned subsidiary bank of Banc West, Inc. with total assets of approximately $125 million.

Class III – Term Expiring in 2008

William Randon, 49, was appointed to the Board of Directors on March 6, 2001. In addition to his position as a Director, Mr. Randon serves as a member of the Audit Committee. Since 2000, Mr. Randon has served as Co-CEO of B2B Solutions, LLC, a private equity fund focused on e-commerce companies. Formerly, Mr. Randon was Vice-Chairman of CountryBanc.

Robert J. Gourley, 68, was appointed to the Board of Directors on June 16, 2003 and was elected Chairman of the Board on October 22, 2003. In addition to his positions as a Director and Chairman of the Board, Mr. Gourley serves as a member of the Audit Committee and as Chairman of the Nominating and Corporate Governance Committee. Mr. Gourley is the owner and Chief Executive Officer of Graphic Distributors, Inc., a film manufacturing firm. Mr. Gourley was also the founder and Chairman of the Board of First Business Bank of Kansas City, which we acquired in 2000.

The Board of Directors has determined that Messrs. McNeill, Russ, Petersen, Randon, Curran, Connealy and Gourley are independent directors of the Company under the listing standards adopted by The Nasdaq Stock Market, Inc.

Executive Officers

As of March 1, 2006, the Company’s executive officers are set forth below.

Name	Age	Principal Occupation and Five Year Employment History

Malcolm M. Aslin	58	See Mr. Aslin's biographical information above under Item 10 "Board of Directors – Class I – Term Expiring 2006."

Richard J. Tremblay	54	Mr. Tremblay has served as the Company's Executive Vice President, Chief Financial Officer and Corporate Secretary since December 18, 2000. He was previously a Vice President and Controller at UMB Financial Corporation and UMB, N.A., Kansas City, Missouri for almost four years. Mr. Tremblay was also employed as Vice President and Controller for Simmons First National Corporation and Simmons First National Bank of Pine Bluff, Arkansas for 14 years.

Ted J. Lister, Jr.	44	Mr. Lister has served as the Company's Senior Vice President – Human Resources since November 8, 2001. He was previously a human resources director for U.S. Bank, N.A., and its predecessors, from 1990 through 2001.

Roger M. Arwood	54	Mr. Arwood has served as the Company's Executive Vice President and Chief Banking Officer since June 1, 2005, and as director and President of Gold Bank. He previously served as a director and executive officer of First Merchants Corporation in Muncie, Indiana from 2000 to 2005, and prior to 2000, as Executive Vice President of Bank of America in Tulsa, Oklahoma.*

Jerry L. Neff	64	Mr. Neff served as the President and CEO of Gold Bank-Florida from February 1999 until August 2004 when he become a Board Member of Gold Bank. On October 29, 2004, Mr. Neff became the Company's Chief Personal Banking and Wealth Management Officer.

		* Mr. Arwood resigned from the Company effective March 3, 2006.

Committees of the Board of Directors

The standing committees of the Board of Directors consist of an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee. Daniel P. Connealy, Robert J. Gourley and William Randon are members of the Company’s Audit Committee. On April 22, 2003, the Board of Directors appointed Mr. Connealy to serve as the Chairman of the Audit Committee. The Board of Directors has determined that all members of the Audit Committee are “independent” as defined by applicable listing standards of The Nasdaq Stock Market, Inc., and that Mr. Connealy is an audit committee financial expert. The Audit Committee is governed by the Amended and Restated Audit Committee Charter adopted by the Board of Directors, a copy of which is available on our web site at www.goldbanc.com. As set forth in the Audit Committee Charter, the Audit Committee is appointed by the Board of Directors to perform specific duties and responsibilities, including the following:

•	overseeing and reviewing the integrity of the Company’s financial statements, financial reports and other financial information provided by the Company to any governmental body or the public;

•	overseeing and reviewing the integrity and adequacy of the Company’s auditing, accounting and financial reporting processes and systems, internal control over financial reporting and disclosure controls and procedures, regarding finance, accounting and reporting that management and the Board of Directors have established;

•	overseeing, handling and reviewing reports and complaints regarding the financial reporting, auditing, accounting and internal controls of the Company;

•	overseeing and reviewing any significant findings by bank regulatory agencies, together with management’s responses, and monitoring corrective actions to such findings;

•	overseeing and reviewing the Company’s compliance with legal and regulatory requirements, including internal controls designed for that purpose;

•	reviewing areas of potential significant financial risk to the Company and discussing guidelines and the process by which risk assessment and management is undertaken; and

•	overseeing and reviewing the independence, qualifications and performance of the Company’s independent registered public accounting firm.

Compensation Committee. D. Patrick Curran, Donald C. McNeill and Allen D. Petersen are members of the Company’s Compensation Committee. Mr. Curran is the Chairman of the Compensation Committee. The Board of Directors has determined that all members of the Compensation Committee are "independent" as defined by applicable listing standards of The Nasdaq Stock Market, Inc. The Compensation Committee operates pursuant to its Amended and Restated Charter, a copy of which is available on our web site at www.goldbanc.com. The Compensation Committee is appointed by the Board of Directors to perform specified duties and responsibilities, including the following:

•	reviewing, approving and overseeing the procedures and substance of our compensation policy;

•	evaluating and setting the compensation of our Chief Executive Officer (“CEO”);

•	in determining the long-term incentive component of CEO compensation, considering all relevant factors, including the Company’s performance and relative stockholder return, the value of similar incentive awards to CEO’s at comparable companies, and the awards given to the CEO in past years;

•	reviewing and recommending to the Board, or determining, the annual salary, bonus, stock options, and other benefits, direct and indirect, of the other senior executives, including development of an appropriate balance between short-term pay and long-term incentives while focusing on long-term stockholder interests;

•	planning for executive development and succession;

•	making recommendations to the Board with respect to incentive-compensation plans and equity-based plans; and

•	recommending an appropriate method by which stockholder concerns about compensation may be communicated by stockholders to the Compensation Committee and, as the Compensation Committee deems appropriate, to respond to such stockholder concerns.

Nominating and Corporate Governance Committee. Robert J. Gourley, D. Patrick Curran and J. Gary Russ are members of the Company’s Nominating and Corporate Governance Committee. Mr. Gourley is the Chairman of the Nominating and Corporate Governance Committee. The Board of Directors has determined that all members of the Nominating and Corporate Governance Committee are “independent” as defined by applicable listing standards of the NASDAQ Stock Market, Inc. The Nominating and Corporate Governance Committee operates pursuant to its Amended and Restated Charter, a copy of which is available on our web site at www.goldbanc.com. The Nominating and Corporate Governance Committee is appointed by the Board of Directors to perform specific duties and responsibilities, including the following:

•	evaluating, in consultation with the Chairman of the Board and Chief Executive Officer, the current composition, size, role and functions of the Board and its committees to oversee successfully the business and affairs of the Company in a manner consistent with our Corporate Governance Guidelines, and making recommendations to the Board for approval;

•	making recommendations to the Board concerning the appointment of directors to Board committees and the selection of Board committee chairs consistent with our Corporate Governance Guidelines; and

•	evaluating and reviewing our Corporate Governance Guidelines.

As set forth in our Corporate Governance Guidelines, members of the Board of Directors shall be persons who have the highest personal and professional integrity and who have demonstrated the kind of ability and judgment to work effectively with other members of the Board to serve the long-term interests of the stockholders. Members should act in a thorough and inquisitive manner, be objective and have practical wisdom and mature judgment. The committee works with the Board of Directors as a whole on an annual basis to determine the appropriate characteristics, skills and experience for the Board of Directors as a whole and its individual members. In evaluating the suitability of nominees for election to the Board of Directors, the committee takes into account many factors, including the following: a general understanding of management, marketing, accounting, finance and other elements relevant to our business; an understanding of the principal operational, financial and other plans, strategies and objectives of the Company; the results of operations and the financial condition of the Company for recent periods; educational and professional background; diversity of gender and race of the Board; and ownership of the Company’s stock. However, this list is not an exhaustive list of all the qualifications used by the committee in determining the fitness or eligibility of potential director candidates. Appropriate flexibility is needed to evaluate all relevant facts and circumstances in context of the needs of the Board of Directors and the Company at a particular point in time. Accordingly, the committee reserves the right to consider those factors as it deems relevant and appropriate, including the current composition of the Board of Directors and its committees and the need for audit committee expertise.

In addition, a candidate is not eligible for election to the Board if such candidate is either at or above the age of 70 at the time of election to the Board, or would be at or above the age of 70 in the year the candidate would be eligible for re-election at the next election of the class of directors to which the candidate is proposed to be elected. Furthermore, all candidates also must be willing to serve on any committee of the Board to which the candidate may be elected at any time during his or her term as a director.

In determining whether to recommend a director for re-election, the committee also considers the director’s past attendance at meetings and participation in and contributions to the activities of the Board.

The committee does not have a formal policy of considering stockholder nominations for inclusion in the Company’s proxy statement sent to stockholders in connection with the election of directors. However, the committee will consider nominations from stockholders at the annual meeting of stockholders if the following requirements as set forth in the Company’s Amended and Restated Bylaws are met. First, the stockholder making the nomination must be a stockholder of record on the record date for such meeting, must continue to be a stockholder of record at the time of such meeting, and must be entitled to vote thereat. Second, the stockholder must deliver or cause to be delivered a written notice to the Company’s Corporate Secretary. The Secretary of the Company must receive such written notice no later than 120 days prior to the day corresponding to the date on which the Company released the proxy statement for the previous year. However, if the date of the annual meeting is changed by more than 30 days from the date of the previous year’s annual meeting, the written notice must be received by the Company’s Corporate Secretary at a reasonable time prior to the time at which notice of such meeting is delivered to stockholders.

The notice shall specify: (a) the name and address of the stockholder as they appear on the books of the Company; (b) the class and number of shares of the Company’s stock that are beneficially owned by the stockholder; (c) for each nomination sought to be made, a description of the qualifications and business or professional experience of each proposed nominee together with the reasons for each nomination; and (d) a statement signed by each nominee indicating his or her willingness to serve if elected, and disclosing the information about him or her that is required by the Exchange Act, and the rules and regulations promulgated thereunder to be disclosed in the proxy materials for such meeting.

The committee also has the authority under its Charter to retain a search firm to assist it in finding appropriate nominees for election to the Board of Directors.

During the 2005 fiscal year, the Board of Directors met four times. The Audit Committee met four times in 2005. The Compensation Committee met four times in 2005. The Nominating and Corporate Governance Committee met two times in 2005. During 2005, each of the directors attended at least seventy-five percent of the aggregate number of meetings of the Board of Directors and the committees on which they serve. The Company also encourages all directors to attend the annual meeting of stockholders. Seven directors attended our 2005 annual meeting of stockholders.

In light of the Merger, our Board of Directors does not intend to call an annual meeting of stockholders for the election of directors in 2006 unless the Merger is not consummated.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission and The Nasdaq Stock Market reports of ownership of the Company’s securities and changes in reported ownership. Executive officers and directors and greater than ten percent stockholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the copies of such forms furnished to the Company, we believe that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent beneficial owners were complied with in a timely manner, except for one Form 4 for one transaction by Mr. Connealy.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and all other officers, employees and directors. The Code may be viewed on our website at www.goldbanc.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

Non-employee directors of the Company receive (a) annual retainers of $18,000, (b) $1,500 per board meeting attended in person and $750 per telephonic board meeting, and (c) $1,250 per committee meeting attended in person and $500 per telephonic committee meeting. Each committee chairman also receives an additional annual retainer of $5,000. Each member of the Company’s Audit Committee receives an annual retainer of $6,000, and the designated financial expert on the Audit Committee receives an additional annual retainer of $12,500. The non-executive Chairman of the Board also receives an annual retainer of $25,000.

In 2005, non-employee directors received options to purchase 5,000 shares of the Company’s common stock at an exercise price of $14.40 per share for serving on the Board of Directors. All options granted to non-employee directors vested and became fully exercisable upon the approval of the Merger by the Company’s stockholders. In addition, the Company reimburses directors for expenses incurred in connection with attendance at meetings of the Board of Directors and committees thereof. Employees of the Company receive no additional compensation for serving as a director. No director options will be granted in 2006.

Compensation of Executives

The table below sets forth information concerning the annual and long-term compensation paid to or earned by (i) the individual serving as the Company’s Chief Executive Officer during 2005 and (ii) the four most highly compensated executive officers of the Company who were serving as executive officers on December 31, 2005.

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus (1)	Restricted Stock Awards(2)	Securities Underlying Options	All other Compensation

Malcolm M. Aslin (5)	2005	$525,000	$105,000	$354,000	0	$26,436	(4)
Chief Executive Officer,	2004	$475,000	$25,000	$749,862	0	$24,310	(4)
President	2003	$399,639	$205,000	$2,125,004	80,000	$20,700	(3)

Richard J. Tremblay
Executive Vice President,	2005	$275,000	$22,000	$212,400	0	$19,492	(3)
Chief Financial Officer and	2004	$250,000	$25,000	$0	0	$21,827	(3)
Corporate Secretary	2003	$221,240	$125,000	$1,275,000	15,000	$1,995	(3)

Roger M. Arwood (6)	2005	$265,000	$0	$560,000	0	$2,911	(4)
Executive Vice President

Ted J. Lister, Jr	2005	$150,000	$7,500	$70,800	0	$15,425	(4)
Senior Vice President,	2004	$140,000	$20,000	$0	0	$14,710	(4)
Human Resources	2003	$128,770	$25,000	$127,500	5,000	$15,234	(4)

Jerry L. Neff (7)	2005	$225,000	$18,000	$182,200	0	$20,145	(3)
Chief Consumer Banking and	2004	$199,167	$50,000	$0	0	$28,375	(3)
Wealth Management Officer	2003	$189,068	$25,000	$127,500	10,000	$16,454	(3)

(1)	Represents amounts earned in fiscal year.

(2)	On October 22, 2003, each of the executive officers in the table above, except Mr. Arwood, were granted restricted stock and restricted stock units. Mr. Aslin was granted 100,000 shares of restricted stock and 66,667 restricted stock units. Mr. Tremblay was granted 60,000 shares of restricted stock and 40,000 restricted stock units. Messrs. Lister and Neff were each awarded 6,000 shares of restricted stock and 4,000 restricted stock units. The value of these awards as included in the table above reflects a price per share and per unit value of $14.06 based upon the closing price of the Company’s common stock on the date of grant. On January 1, 2004, Mr. Aslin was granted 32,000 shares of restricted stock and 21,333.33 restricted stock units. The value of this award as included in the table above reflects a price per share and per unit value of $14.06 based upon the closing price of the Company’s common stock on the date of grant. On January 19, 2005, Mr. Aslin was granted 15,000 shares of restricted stock and 10,000 restricted stock units, and Mr. Tremblay was granted 9,000 shares of restricted stock and 6,000 restricted stock units, Mr. Neff was granted 6,000 shares of restricted stock and 4,000 restricted stock units, and Mr. Lister was granted 3,000 shares of restricted stock and 2,000 restricted stock units. The value of these awards as included in the table above reflects a price per share and per unit value of $14.16 based upon the closing price of the Company’s common stock on the date of grant. On June 1, 2005, Mr. Arwood was granted 24,000 shares of restricted stock and 16,000 restricted stock units. The value of this award as included in the table above reflects a price per share and per unit value of $14.00 based upon the closing price of the Company’s common stock on the date of grant. As of December 31, 2005 Mr. Aslin held 15,000 shares of restricted stock and 10,000 restricted stock units with an aggregate value on that date of $455,500. As of December 31, 2005, Mr. Tremblay held 9,000 shares of restricted stock and 6,000 restricted stock units with an aggregate value on that date of $273,300. As of December 31, 2005 Mr. Lister held 9,000 shares of restricted stock and 6,000 restricted stock units with an aggregate value on that date of $273,300. As of December 31, 2005 Mr. Neff held 12,000 shares of restricted stock and 8,000 restricted stock units with an aggregate value on that date of $364,400. As of December 31, 2005 Mr. Arwood held 24,000 shares of restricted stock and 16,000 restricted stock units with an aggregate value on that date of $728,800. The foregoing officers will receive dividends on such restricted stock at the same rate paid to our other stockholders.

(3)	Includes contributions to the Company’s Employees’ Stock Ownership Plan during the year for the previous year, matching contributions under the Company’s 401(k) Plan, supplemental disability insurance, imputed income for group term life insurance in excess of $50,000, and personal use of a Company owned automobile or an automobile allowance.

(4)	Includes contributions to the Company’s Employees’ Stock Ownership Plan during the year for the previous year, matching contributions under the Company’s 401(k) Plan, supplemental disability insurance, and imputed income for group term life insurance in excess of $50,000.

(5)	Mr. Aslin became the Company’s Chief Executive Officer effective as of March 17, 2003.

(6)	Mr. Arwood became an employee of the Company on June 1, 2005. On March 3, 2006 Mr. Arwood voluntarily resigned from the Company, effective March 3, 2006.

(7)	Mr. Neff became an officer of the Company on October 29, 2004.

Compensation Committee Interlocks and Insider Participation

D. Patrick Curran, who serves on our Board of Directors and is Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee, is a 20% equity owner in a small business investment company (“SBIC”) in which we had an investment balance of $2.8 million and $2.0 million at December 31, 2005 and 2004, respectively. Mr. Curran is also a 20% equity owner of the entity that manages the SBIC. We are a minority investor in the SBIC. The SBIC paid management fees to the management company of approximately $2.0 million and $1.7 million in 2005 and 2004, respectively. For additional information regarding our investment in the SBIC, see Note 1(o) to the consolidated financial statements included in Item 8 of this report. We do not believe that our investment in the SBIC affects the independent judgment of Mr. Curran as a member of the Board of Directors, Chairman of the Compensation Committee or a member of the Nominating and Corporate Governance Committee.

During the fiscal year ended December 31, 2005, there were no other interlocking relationships between any executive officers of the Company and any entity whose directors or executive officers serve on the Board’s Compensation Committee, nor did any current or past officers of the Company serve on the Compensation Committee.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table provides information about the number and value of unexercised in-the-money options held by the named executive officers as of December 31, 2005.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable			Value of Unexercised In-the-Money Options at Fiscal Year-End(1) Exercisable/Unexercisable

Malcolm M. Aslin	0	0	109,500	/	73,000	$1,047,995	/	$663,730
Richard J. Tremblay	0	0	24,000	/	16,000	$258,560	/	$142,640
Ted J. Lister, Jr	0	0	6,800	/	4,200	$67,516	/	$34,854
Jerry L. Neff	0	0	13,140	/	11,000	$130,166	/	$98,750
Roger M. Arwood	0	0	0	/	0	$0	/	$0

(1)	These values were calculated based on the difference between the exercise price and an assumed common stock value of $18.22 per share, which was the closing price of our common stock on The Nasdaq National Market on December 30, 2005.

The Compensation Committee has historically granted stock options as a means of providing long-term incentives to employees. In 2003 the committee began granting awards of restricted stock and restricted stock units to certain of The Company’s executive officers in lieu of stock options. These grants benefit the recipients by enabling the recipients to receive the appreciation in the value of the Company’s common stock, thus providing additional long-term incentives. In addition, the vesting of awards made to our Chief Executive Officer and Chief Financial Officer are tied to the price of our common stock, thereby aligning the interests of these officers with our stockholders. Restricted stock units also provide an equity-based compensation that may not result in dilution of our stockholders as such awards may be paid out in cash upon vesting.

Employment Contracts

Malcolm M. Aslin. Mr. Aslin has entered into an employment agreement with the Company. The term of Mr. Aslin’s agreement is a rolling two year term (at all times the agreement is deemed to have a two year term from any date that occurs within the term of the agreement). The agreement provides that Mr. Aslin will be the President and Chief Executive Officer of the Company and be a member of the Company’s Board of Directors. Pursuant to his employment agreement with the Company, his base compensation may be modified from time to time by the Board of Directors of the Company, but will not be less than $425,000. Mr. Aslin is also entitled to participate in the executive performance incentive program. The agreement may be terminated by the Company or Mr. Aslin, without cause, by giving 30 days’ written notice to the other party. If the agreement is terminated by the Company other than for “cause” (as defined in the agreement), the Company will continue to pay the base compensation to Mr. Aslin for two years from the effective date of the termination of employment. If Mr. Aslin is terminated for “cause,” or he voluntarily terminates the agreement, then he will only receive compensation though the effective date of termination of employment. If a Change in Control (as defined below) of the Company occurs and Mr. Aslin’s employment with the Company is terminated for any reason, the Company is obligated to pay Mr. Aslin two times his annual base compensation in effect as of the date the Change in Control is consummated. A Change in Control of the Company will be deemed to occur upon (a) a change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, (b) the hostile replacement of at least the majority of the Board of Directors, (c) the approval by the Company’s stockholders of a plan of liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company, or (d) a person acquiring 20% or more in number or voting power of the common stock of the Company.

Richard J. Tremblay. Mr. Tremblay entered into a change in control agreement with the Company on November 5, 2003. The term of this agreement continues throughout the duration of Mr. Tremblay’s employment by the Company unless earlier terminated. Either party may terminate the agreement without cause by giving 30 days’ written notice to the other party. Further, the Company may terminate the agreement for “cause” (as defined in the agreement) without notice. If Mr. Tremblay is terminated for cause, then he will only receive compensation through the effective date of termination. If a Change in Control in the Company (as defined in the agreement) occurs during the term of this Agreement and Mr. Tremblay’s employment terminates for any reason (other than his death) at any time within 12 months after the Change in Control is consummated, then Mr. Tremblay will be entitled to receive a lump sum payment, in cash, in an amount equal to the annual base compensation in effect for Mr. Tremblay as of the date the Change in Control is consummated.

Roger M. Arwood. Mr. Arwood entered into a Change in Control agreement with the Company on November 4, 2005, effective as of June 1, 2005. Pursuant to that agreement, if Mr. Arwood resigns from his employment with the Company for “good reason” (as defined in the agreement), or his employment is terminated other than for “cause” (as defined in the agreement) during the two years following a Change in Control of the Company, then Mr. Arwood is entitled to receive in cash and in one lump sum an amount equal to one year’s base compensation in effect as of the date of the change in control. On March 3, 2006, Mr. Arwood and the Company entered into a supplement to the agreement pursuant to which Mr. Arwood voluntarily resigned from the Company effective March 3, 2006. Pursuant to the supplemental agreement, the Company agreed to pay to Mr. Arwood a termination payment in the amount of $265,000 as provided for in the Change in Control agreement if the Merger closes and becomes effective on or before December 31, 2006.

Jerry L. Neff. Mr. Neff entered into an employment agreement with Gold Bank on April 18, 2002. The term of this agreement is for a period of two years and is automatically renewable for successive two-year periods on each anniversary of the effective date. Either party may terminate the agreement without cause by giving 30 days’ written notice to the other party. Further, Gold Bank may terminate the agreement for “cause” (as defined in the agreement) without notice. If Mr. Neff’s employment is terminated by the Bank for any reason (other than for cause), Mr. Neff shall be entitled to receive a lump sum payment equal to 12 months’ base compensation based upon the average for the two then most recent years’ annual base compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 2, 2006 regarding the shares of common stock beneficially owned by (a) each person known by the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, (b) each of the directors of the Company, (c) each of the executive officers of the Company named in the Summary Compensation Table and (d) all directors and executive officers of the Company as a group. Unless otherwise indicated, the named beneficial owner has sole voting and investment power over the shares listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Malcolm M. Aslin (1)	355,378	*
Richard J. Tremblay (2)	134,521	*
Donald C. McNeill (3)	814,555	2.05%
J. Gary Russ (4)	346,777	*
Allen D. Petersen (5)	648,228	1.63%
William Randon (6)	345,456	*
D. Patrick Curran (7)	305,192	*
Daniel P. Connealy (8)	27,500	*
Robert J. Gourley (9)	217,828	*
Jerry L. Neff (10)	82,514	*
Ted J. Lister, Jr. (11)	26,032	*
Roger M. Arwood (12)	24,000	*
Wellington Management Company, LLP(13)	2,064,324	5.21%
75 State Street
Boston, MA 02109
Barclays Global Investors Japan Trust and	2,014,020	5.08%
Banking Company Limited(14)
Ebisu Prime Square Tower 8th Floor
1-1-39 Hiroo Shibuya-Ku
Tokyo 150-0012 Japan

Directors, nominees and executive	3,313,981	8.36%
officers as a group (12 persons)

*	Less than 1%
(1)	Includes: (a) 147,000 shares owned by Mr. Aslin, (b) 8,000 shares held jointly with Mr. Aslin’s spouse, (c) 630 shares held by Mr. Aslin’s spouse in an IRA, (d) 11,389 held by Mr. Aslin in an IRA, (d) 4,822 shares held in Mr. Aslin’s name under the Company’s Employees’ Stock Ownership Plan, (f) 1,037 shares held in Mr. Aslin’s name under the Company’s 401(k) Plan, and (g) 182,500 shares that can be acquired pursuant to options.
(2)	Includes: (a) 93,824 shares owned by Mr. Tremblay, (b) 697 shares held in Mr. Tremblay’s name under the Company’s Employees’ Stock Ownership Plan, and (c) 40,000 shares that can be acquired pursuant to options.

(3)	Includes: (a) 786,973 shares held by a family limited partnership of which Mr. McNeill is president of the general partner, (b) 82 shares held by Mr. McNeill in an IRA, and (c) 27,500 shares that can be acquired pursuant to options.
(4)	Includes: (a) 169,814 shares owned by J. Gary Russ, (b) 22,374 shares owned by J. Gary Russ and Christine Russ as joint tenants, (c) 20,000 shares owned by J. Gary Russ and Cathryne Russ as joint tenants, (d) 826 shares owned by Mr. Russ’ spouse, (e) 94,995 shares owned by Russ Citrus Groves, Ltd., of which Mr. Russ is a General Partner, and (f) 38,768 shares that can be acquired pursuant to options.
(5)	Includes: (a) 68,900 shares owned by Mr. Petersen, (b) 300,000 shares owned by Draupnir, LLC, of which Mr. Petersen is a member, (c) 241,828 shares owned by The Lifeboat Foundation, for which Mr. Petersen is one of three directors, and (d) 37,500 shares that can be acquired pursuant to options.
(6)	Includes: (a) 322,956 shares owned by Mr. Randon, and (b) 22,500 shares that can be acquired pursuant to options.
(7)	Includes: (a) 103,552 shares owned by Mr. Curran, (b) 74,140 shares in irrevocable trusts for Mr. Curran’s children, (c) 100,000 shares held by C3 Holdings, LLC, of which Mr. Curran is a member, and (d) 27,500 shares that can be acquired pursuant to options.
(8)	Includes: (a) 15,000 shares owned by Mr. Connealy, and (b) 12,500 shares that can be acquired pursuant to options.
(9)	Includes: (a) 20,328 shares owned by Mr. Gourley, (b) 135,000 shares held by Mr. Gourley’s family charitable foundation, (c) 50,000 shares held by Mr. Gourley jointly with his spouse, and (d) 12,500 shares that can be acquired pursuant to options.
(10)	Includes: (a) 20,000 shares owned by Mr. Neff, (b) 19,527 shares held by Mr. Neff in an IRA, (c) 3,113 shares held in Mr. Neff’s name under the Company’s Employees’ Stock Ownership Plan, (d) 15,734 shares held jointly with Mr. Neff’s spouse, and (e) 24,140 shares that can be acquired pursuant to options.
(11)	Includes: (a) 15,000 shares owned by Mr. Lister, (b) 32 shares held in Mr. Lister’s name under the Company’s 401(k) Plan, and (c) 11,000 shares that can be acquired pursuant to options.
(12)	Includes 24,000 shares owned by Mr. Arwood. Mr. Arwood resigned from the Company effective March 3, 2006.
(13)	Based solely on disclosures made by Wellington Management Company, LLP, filing as an investment adviser, in a report on Schedule 13G filed with the Securities and Exchange Commission. Wellington Management Company, LLP has shared voting and investment power over certain of the shares.
(14)	Based solely on disclosures made by Barclays Global Investors Japan Trust and Banking Company Limited in a report on Schedule 13G/A filed with the Securities and Exchange Commission.

The following table presents information as of December 31, 2005 relating to our 1996 Equity Compensation Plan and the stock option plans that we succeeded to in the acquisition of American Bank, Bradenton, Florida. It includes (i) the number of securities to be issued upon the exercise of outstanding options, (ii) the weighted average exercise price of the outstanding options, and (iii) the number of securities remaining available for future issuance under the 1996 Equity Compensation Plan. On January 25, 2006, the affirmative vote on the Merger resulted in all of the following options becoming fully vested.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by
security holders	770,391	$8.97	638,274

Equity compensation plans not approved
by security holders	—	—	—

Total	770,391	$8.97	638,274

The information included in the table above includes outstanding options issued under the American Bancshares, Inc. and American Bank of Bradenton Incentive Stock Option Plan of 1996 (the “1996 Plan”), the American Bancshares, Inc. 1997 Nonqualified Share Option Plan for Non-Employee Directors (the “1997 Plan”) and the American Bancshares, Inc. 1999 Stock Option and Equity Incentive Plan (the “1999 Plan”) (each of which was assumed by us in connection with the acquisition of American Bank, Bradenton, Florida on March 20, 2000) and our 1996 Equity Compensation Plan. We have not issued any additional options under any plan other than our 1996 Equity Compensation Plan since March 20, 2000. The number and weighted-average exercise price for the outstanding options issued under the 1996 Plan, the 1997 Plan and the 1999 Plan, as adjusted as part of the acquisition of American Bancshares, is 101,051 shares with a weighted-average exercise price of $6.11. These options and corresponding exercise prices are incorporated in the table above. Excluding the options previously granted under the 1996 Plan, the 1997 Plan and the 1999 Plan, the aggregate number of securities to be issued upon the exercise of our outstanding options, warrants and rights and the weighted-average exercise price of these options, warrants and rights, under our 1996 Equity Compensation Plan, are 669,340 shares and $8.69, respectively.

Effect of Merger

At the Effective Time of the Merger, M&I will assume the option plans of the Company listed on Schedule 5.7(a) of the Seller Disclosure Schedule to the Merger Agreement(the “Option Plans”) and all of the Company’s obligations thereunder. At the Effective Time, each outstanding option issued pursuant to the Option Plans (each, an “Option”) shall be deemed to constitute an option to acquire, on the same terms and conditions as were applicable under such Option (including, without limitation, the time periods allowed for exercise), a number of shares of M&I common stock equal to the product of (i) the sum of (A) the Stock Amount and (B) the Additional Stock Amount, if any, and (C) the quotient calculated by (I) dividing the Cash Amount (II) the Valuation Period Market Value (rounded to the nearest ten-thousandth of a share) (as such terms are defined in the Merger Agreement), and (ii) the number of shares of Company common stock subject to such Option (provided that any fractional shares of M&I common stock resulting from such calculation shall be rounded up to the nearest whole share), at a price per share equal to the aggregate exercise price for the shares of Company common stock subject to such Option divided by the number of shares of M&I common stock subject to such assumed Option.

M&I shall take all corporate action necessary to reserve for issuance a sufficient number of shares of M&I common stock for delivery upon exercise of the Options adjusted in accordance with these provisions. M&I shall file one or more registration statements on Form S-8 (or any successor form) or another appropriate form, promtply after the Effective Time, with respect to M&I common stock subject to such Options and shall use its reasonable efforts to maintain the effectiveness of such registration statement or registration statements (and maintain the current status of the related prospectus or prospectuses) for so long as such Options remain outstanding. With respect to those individuals who subsequent to the Merger will be subject to the reporting requirements under Section 16(a) of the Exchange Act, M&I shall administer the Option Plans assumed pursuant to these provisions in a manner that complies with Rule 16b-3 promulgated under the Exchange Act to the extent the Option Plans complied with such rule prior to the Merger. These options became fully vested on January 25, 2006 with the affirmative vote of our shareholders on the Merger.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Executive Officers, Directors and Principal Stockholders

Certain of the officers, directors and principal stockholders of the Company and the Bank, and members of their immediate families and businesses in which these individuals hold controlling interests, are customers of the Bank. Credit transactions with these parties are subject to review by the Board of Directors of the Bank.

All outstanding loans and extensions of credit by the Bank to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and, in the opinion of management, did not and do not involve more than the normal risk of collectibility or present other features unfavorable to the Bank. None of the loans to the directors and executive officers of the Company have been classified by regulatory authorities. The aggregate balance of loans and advances under existing lines of credit to these parties was $31.7 million and $30.2 million at December 31, 2005 and 2004, respectively.

For information about an investment we made in a small business investment company in which one of our directors owns a minority interest, see Item 11, “Executive Compensation – Compensation Committee Interlocks and Insider Participation.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP, independent registered public accounting firm, for the audit of the Company’s annual financial statements and internal control over financial reporting for 2005 and 2004, and fees billed for other services rendered by KPMG LLP. The audit committee pre-approves all of the services to be provided by KPMG and does not have a formal pre-approval policy for any non-audit services to be provided by the independent registered public accounting firm.

	2005	2004

Audit fees, excluding audit related (1)	$635,400	$621,500
All other fees:
Audit related fees (2)	63,955	81,592
Tax (3)	153,908	407,577
Other (4)	—	—

(1)	Audit fees consisted principally of the audits of the Company’s 2005 and 2004 consolidated financial statements, the audit of the effectiveness of the Company’s internal control over financial reporting in 2005, and review of the Company’s 2005 and 2004 quarterly reports on Form 10-Q.
(2)	Audit related fees consisted of audits of the Company’s employee benefit plans as well as accounting consultation services.
(3)	Tax fees consists of fees related to the preparation and review of the Company’s federal and state income tax returns and tax consulting services.
(4)	Fees associated with risk assessment of information technology of the Bank.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements:

The following consolidated financial statements of our Company and report of our Company’s independent auditors are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

The following financial statement schedules of our Company, if any, are filed herewith:

None

(3)	Exhibits:

2.1	Branch Purchase and Assumption Agreement, dated September 16, 2003, by and between Gold Bank-Kansas and Leonard R. Wolfe, relating to the sale of seven branches of Gold Bank-Kansas to Mr. Wolfe (Previously filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q (File No. 28936) for the quarterly period ended December 30, 2002 and filed with the SEC on November 14, 2003 and incorporated herein by reference.)
2.2	Agreement and Plan of Merger, dated February 24, 2004, by and among Gold Banc Corporation, Inc., Silver Acquisition Corp., and SAC Acquisition Corp. (Previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2004 and incorporated by reference herein.)
2.3	Branch Purchase and Assumption Agreement between Gold Bank and Olney Bancshares of Texas, Inc., dated January 12, 2005 (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2005 and incorporated herein by reference.)
2.4	Agreement and Plan of Merger, dated November 9, 2005, between Gold Banc Corporation, Inc. and Marshall & Ilsley Corporation, relating to the merger of Gold Banc Corporation, Inc. with and into Marshall & Ilsley Corporation (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 10, 2005 and incorporated by reference herein.)
2.5	Stockholder Voting Agreement, dated November 9, 2005, among Marshall & Ilsley Corporation and the Gold Banc Stockholders, relating to the agreement of the Stockholders to vote in favor of the merger (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 10, 2005 and incorporated by reference herein.)
3.1	Restated Articles of Incorporation of Gold Banc Corporation, Inc. (Previously filed as Exhibit 3.(A) to our Registration Statement on Form SB-2 (File No. 333-12377) and incorporated herein by reference.)
3.2	Certificate of Amendment to Restated Articles of Incorporation (Previously filed as Exhibit 3.(A)(I) to our Registration Statement on Form S-4 (File No. 333-28563) and incorporated herein by reference.)
3.3	Amended and Restated Bylaws of Gold Banc Corporation, Inc. (Previously filed as Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-98579) filed with the SEC on October 7, 2002, and incorporated herein by reference.)
4.1	Form of Common Stock Certificate (Previously filed as Exhibit 4 to our Registration Statement on Form SB-2 (File No. 33312377) and incorporated herein by reference.)

4.2	Rights Agreement dated October 13, 1999, between Gold Banc Corporation, Inc. and American Stock Transfer and Trust, as Rights Agent (Previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed October 15, 1999 and incorporated herein by reference.)
4.3	Amendment No. 1 to Rights Agreement dated as of February 24, 2004, between Gold Banc Corporation, Inc. and American Stock Transfer and Trust, as Rights Agent (Previously filed as Exhibit 4.2.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2004 and incorporated herein by reference.)
4.4	Amended and Restated Declaration of Trust, dated March 15, 2004, between Gold Banc Corporation, Inc. and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Trust III (Previously filed as Exhibit 4.4 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
4.5	Guarantee Agreement, dated March 15, 2004, between Gold Banc Corporation, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Trust III (Previously filed as Exhibit 4.5 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
4.6	Indenture, dated March 15, 2004, between Gold Banc Corporation, Inc. and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Trust III (Previously filed as Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
4.7	Amended and Restated Declaration of Trust, dated March 15, 2004, between Gold Banc Corporation, Inc. and Wilmington Trust Company, as Trustee, relating to Gold Banc Trust IV (Previously filed as Exhibit 4.7 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
4.8	Guarantee Agreement, dated March 15, 2004, between Gold Banc Corporation, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to Gold Banc Trust IV (Previously filed as Exhibit 4.8 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
4.9	Indenture, dated March 15, 2004, between Gold Banc Corporation, Inc. and Wilmington Trust Company, as Trustee, relating to Gold Banc Trust IV(Previously filed as Exhibit 4.9 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
4.10	Amended and Restated Declaration of Trust, dated November 10, 2004, between Gold Banc Corporation, Inc, and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Capital Trust V (Previously filed as Exhibit 4.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
4.11	Guarantee Agreement, dated November 10, 2004, between Gold Banc Corporation, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Capital Trust V (Previously filed as Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
4.12	Indenture, dated November 10, 2004, between Gold Banc Corporation, Inc. and JPMorgan Chase Bank, as Trustee, relating to Gold Banc Capital Trust V (Previously filed as Exhibit 4.12 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
10.1	Form of Tax Sharing Agreements between Gold Banc and Gold Banc’s Subsidiaries (Previously filed as Exhibit 10. (E) to our Registration Statement on Form SB-2 (File No. No. 333-12377) and incorporated herein by reference.)
*10.2	Amended and Restated Employment Agreement between Gold Banc Corporation, Inc. and Malcolm M. Aslin dated March 28, 2003 (Previously filed as Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 31, 2003 and incorporated herein by reference.)
*10.3	Change in Control Agreement between Gold Banc Corporation, Inc. and Rick Tremblay, dated November 5, 2003 (Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003 and incorporated herein by reference.)
*10.4	Employment Agreement dated April 15, 2002, between Gold Bank and Jerry L. Neff (Previously filed as Exhibit 10.4 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
*10.5	Gold Banc Corporation, Inc. 1996 Equity Compensation Plan. (Previously filed as Exhibit 10. (C) to our Registration Statement on Form SB-2 and incorporated herein by reference.)
*10.6	Incentive Stock Option Plan, dated May 28, 1996, and Form of Incentive Stock Option Agreement (Previously filed as Exhibit 10.9 to the American Bancshares, Inc. Annual Report on Form 10-KSB filed on March 31, 1997 and incorporated herein by reference.)
*10.7	1999 Stock Option and Equity Incentive Plan, dated March 22, 1999 (Previously filed as Exhibit A to the American Bancshares, Inc. Proxy Statement filed April 12, 1999, and incorporated herein by reference).
10.8	ISDA Master Agreement (Multi-currency-Cross Border), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the Schedule to the ISDA Master Agreement (Previously filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 and incorporated herein by reference.)

10.9	ISDA Credit Support Annex (Bilateral Form), dated August 14, 2002, between Citibank, N.A. and Gold Banc Corporation, Inc., including the paragraph 13 attachment thereto (Previously filed as Exhibit 10.47 to our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2002 and incorporated herein by reference.)
10.10	ISDA Master Agreement (Local currency-Single Jurisdiction), dated as of November 16, 2002, between Wachovia Bank, National Association and Gold Bank-Kansas, including the Schedule to the ISDA Master Agreement (Previously filed as Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
10.11	ISDA Credit Support Annex (Bilateral Form), dated as of November 16, 2004, between Wachovia Bank, National Association and Gold Bank-Kansas, including the paragraph 13 attachment thereto (Previously filed as Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
10.12	Confirmation, dated as of December 6, 2004, from Wachovia Bank, National Association to Gold Bank-Kansas, relating to an interest rate swap transaction with a notional amount of USD $60,000,000 and a termination date of December 1, 2010 (Previously filed as Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
10.13	Amended Confirmation, dated as of December 1, 2004, from Citibank, N.A. to Gold Bank-Kansas, relating to an interest rate swap transaction with a notional amount of USD $60,000,000 and a termination date of December 1, 2009 (Previously filed as Exhibit 10.13 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
10.14	Amended Confirmation, dated as of December 1, 2004, from Citibank, N.A. to Gold Bank-Kansas, relating to an interest rate swap transaction with a notional amount of USD $70,000,000 and a termination date of December 1, 2011 (Previously filed as Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
*10.15	Restricted Stock Agreement, dated February 5, 2004, between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.24 to our Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.)
*10.16	Restricted Stock Agreement, dated February 5, 2004, between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.25 to our Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.)
*10.17	Restricted Stock Unit Agreement, dated February 5, 2004, between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.)
*10.18	Restricted Stock Unit Agreement, dated February 5, 2004, between the Company and Malcolm M. Aslin (Previously filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.)
*10.19	Restricted Stock Agreement, dated February 5, 2004, between the Company and Rick Tremblay (Previously filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.)
*10.20	Restricted Stock Unit Agreement, dated February 5, 2004, between the Company and Rick Tremblay (Previously filed as Exhibit 10.29 to our Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference.)
*10.21	Gold Banc Corporation, Inc. Restricted Stock Award Agreement (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference.)
*10.22	Gold Banc Corporation, Inc. Restricted Stock Unit Award Agreement (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference.)
10.23	Loan Agreement between Bank One, NA and Gold Banc Corporation, Inc., dated as of October 1, 2004 (Previously filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.)
10.24	Pledge and Security Agreement dated as of October 1, 2004, by GBC Kansas, Inc. for the benefit of Bank One, NA (Previously filed as Exhibit 10.31 to our Quarterly Report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.)
10.25	Loan Agreement dated as of October 1, 2004 between Gold Banc Corporation, Inc. Employee Stock Ownership Plan and Trust and Bank One, NA (Previously filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.)

10.26	ESOP Pledge and Security Agreement, dated as of October 1, 2004, by Gold Banc Corporation, Inc. Employee Stock Ownership Plan and Trust for the benefit of Bank One, NA (Previously filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.)
10.27	Third Party Pledge and Security Agreement dated as of October 1, 2004, by GBC Kansas, Inc. for the benefit of Bank One, NA (Previously filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.)
10.28	Guarantee made as of October 1, 2004 by each of Gold Banc Corporation, Inc. and GBC Kansas, Inc. in favor of Bank One, NA (Previously filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q filed on November 9, 2004 and incorporated herein by reference.)
10.29	Agreement for Advances and Security Agreement with Blanket Floating Lien, dated December 21, 1994, between American Bank of Bradenton and the Federal Home Loan Bank of Atlanta (Previously filed as Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
10.30	Acknowledgment and Assumption Agreement, dated as of October 27, 2004, between Gold Bank and the Federal Home Loan Bank of Atlanta (Previously filed as Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
10.31	Settlement Agreement entered into November 10, 2004, between the United States of America and Gold Banc Corporation, Inc. (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 22, 2004 and incorporated herein by reference.)
10.32	Settlement Agreement entered into October 29, 2004, between Roger L. Ediger and Gold Banc Corporation, Inc. (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 22, 2004 and incorporated herein by reference.)
10.33	Order of Dismissal by the United States District Court for the Western District of Oklahoma in the case of the United States of America ex rel., Roger L. Ediger, Plaintiff v. Gold Banc Corporation, Inc., and Gold Bank of Oklahoma (Previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 22, 2004 and incorporated herein by reference.)
10.34	Cease and Desist Order by the Securities and Exchange Commission, dated May 4, 2004 (Previously filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on May 6, 2004 and incorporated herein by reference).
10.35	Summary of 2004 Director and Executive Officer compensation (Previously filed as Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
10.36	Agreement for Advances, Pledge and Security Agreement, dated January 16, 1989, between Provident Savings and Loan Association and the Federal Home Loan Bank of Des Moines (Previously filed as Exhibit 10.36 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
10.37	Advances, Pledge and Security Agreement dated May 4, 2000, between Gold Bank and the Federal Home Loan Bank of Topeka (Previously filed as Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
10.38	Form of Tax Sharing Agreements between Gold Banc and Gold Banc’s Subsidiaries (Previously filed as Exhibit 10.(E) to our Registration Statement on Form SB-2 (File No. No. 333-12377) and incorporated herein by reference.)
10.39	First Amendment to the Branch Purchase and Assumption Agreement, dated May 31, 2005, between Gold Bank-Kansas and Olney Bancshares of Texas, Inc., relating to various amendments to the Branch Purchase and Assumption Agreement (Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 28936) for the quarter ended June 30, 2005 and filed with the SEC on August 8, 2005 and incorporated herein by reference.)
10.40	Real Estate Purchase Contract, dated May 25, 2005, between Gold Bank and *** (Seller information redacted), relating to the purchase of certain property in Kansas City, Missouri by Gold Bank (Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and filed with the SEC on August 8, 2005 and incorporated herein by reference.)
10.41	Real Estate Purchase Contract, dated May 3, 2005, between BK Properties, LLC and Gold Bank, relating to the sale of certain property in Kansas City, Missouri to BK Properties, LLC (Previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 28936) for the quarter ended June 30, 2005 and filed with the SEC on August 8, 2005 and incorporated herein by reference.)
*10.42	Offer of Employment Agreement made to Roger Arwood on April 22, 2005 and accepted by Roger Arwood on May 9, 2005 (Previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and filed with the SEC on August 8, 2005 and incorporated herein by reference.)

10.43	Closing Agreement on Final Determination Covering Specific Matters, between the Commissioner of Internal Revenue and Gold Bank, relating to the settlement of issues raised during the examination of the $150,000,000 Community Development Authority of the City of Manitowoc, Wisconsin, Multifamily Housing Revenue Bonds, Series A, Series B and Series C, issued on August 15, 2002 (Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 28936) for the quarter ended September 30, 2005 and filed with the SEC on November 7, 2005 and incorporated herein by reference.)
10.44	Closing Agreement on Final Determination Covering Specific Matters, between the Commissioner of Internal Revenue and Gold Bank, relating to the settlement of issues raised during the examination of the $150,000,000 City of Lee’s Summit, MO, Multifamily Housing Revenue Bonds, Series A, Series B and Series C, issued on July 19, 2001 (Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the SEC on November 7, 2005 and incorporated herein by reference.)
10.45	Closing Agreement on Final Determination Covering Specific Matters, between the Commissioner of Internal Revenue and Gold Bank, relating to the settlement of issues raised during the examination of the $150,400,000 Oklahoma Housing Development Authority, Multifamily Housing Revenue Bonds, Series A, Series B and Series C, issued on February 28, 2002 (Previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 28936) for the quarter ended September 30, 2005 and filed with the SEC on November 7, 2005 and incorporated herein by reference.)
10.46	Change in Control Agreement dated November 4, 2005 between the Company and Roger M. Arwood.
10.47	Supplement to Change in Control Agreement dated March 3, 2005 between the Company and Roger M. Arwood.
14.1	Code of Business Conduct and Ethics for Directors, Officers and Employees adopted by the Board of Directors of Gold Banc on July 13, 2005 (Previously filed as Exhibit 14.1 to our Quarterly Report on Form 10-Q (File No. 28936) for the quarter ended June 30, 2005 and filed with the SEC on August 8, 2005 and incorporated herein by reference.)
21.1	List of Subsidiaries of Gold Banc Corporation, Inc. as of December 31, 2005.
GBC Kansas, Inc., a Kansas corporation; Gold Bank, a Kansas bank; Gold IHC-I, LLC, a Delaware limited liability company; Gold RE Holdings-I, LLC, a Delaware limited liability company; Regional Properties, Inc., a Kansas corporation; Gold Financial Services, Inc., a Kansas corporation; Gold Trust Company, a Missouri trust company; Gold Capital Management, Inc., a Kansas corporation; Gold Merchant Banc, Inc., a Kansas corporation; Regional Holding Company, Inc., a Kansas corporation; Gold Banc Mortgage, Inc., a Kansas corporation; Realty Escrow Services, Inc., a Kansas corporation; Gold Banc Trust III; Gold Bank Trust IV; Gold Bank Capital Trust V
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended December 31, 2005 and is not treated as filed in reliance upon § 601(b)(32) of Regulation S-K
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended December 31, 2005 and is not treated as filed in reliance upon § 601(b)(32) of Regulation S-K
99.1	Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc Corporation, Inc. (Previously filed as Exhibit 99.1 to our Annual Report on Form 10-K filed with the SEC on March 16, 2005 and incorporated herein by reference.)
99.2	Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc Corporation, Inc. (Previously filed as Exhibit 99.1 to our Quarterly Report on Form 10-Q (File No. 28936) for the quarter ended March 31, 2005 and filed with the SEC on May 9, 2005 and incorporated herein by reference.)
99.3	Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc Corporation, Inc. (Previously filed as Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and filed with the SEC on August 8, 2005 and incorporated herein by reference.)
99.4	Factors That May Affect Future Results of Operations, Financial Condition or Business for Gold Banc Corporation, Inc. (Previously filed as Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed with the SEC on November 7, 2005 and incorporated herein by reference.)
99.5	Presentation Materials, dated November 10, 2005, relating to merger of Marshall & Ilsley Corporation and Gold Banc (Previously filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on November 10, 2005 and incorporated by reference herein.)
*	Management contracts or compensation plans or arrangements required to be identified by Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated March 13, 2006

GOLD BANC CORPORATION, INC.
By:	/s/ Rick J. Tremblay
Rick J. Tremblay Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. GOURLEY	Chairman of the Board of Directors	March 13, 2006
Robert J. Gourley

/s/ MALCOLM M. ASLIN	Director and Chief Executive Officer	March 13, 2006
Malcolm M. Aslin

/s/ RICK J. TREMBLAY	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 13, 2006
Rick J. Tremblay

/s/ D. PATRICK CURRAN	Director	March 13, 2006
D. Patrick Curran

/s/ DONALD MCNEILL	Director	March 13, 2006
Donald McNeill

/s/ ALLEN D. PETERSEN	Director	March 13, 2006
Allen D. Petersen

/s/ WILLIAM RANDON	Director	March 13, 2006
William Randon

/s/ J. GARY RUSS	Director	March 13, 2006
J. Gary Russ

/s/ DANIEL P. CONNEALY	Director	March 13, 2006
Daniel P. Connealy

